Form 10-Q
period 2008-03-31
Wolfe Creek Mining Inc
filed 2008-04-23
CIK 1428765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                        Commission File Number 333-149626


                            WOLFE CREEK MINING, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                             15868 SW Kimball Avenue
                        Lake Oswego, OR 97035 (Address of
                principal executive offices, including zip code.)

                                 (760) 564-8967
                     (telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [ ] NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of March 31, 2008

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended March 31, 2008, prepared by the company, immediately follow.

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                                  Balance Sheet

                                                                    (Unaudited)
                                                                       As of              As of
                                                                     March 31,         December 31,
                                                                       2008               2007
                                                                     --------           --------
ASSETS
  Current Assets                                                     $      0           $      0
  Cash                                                                  1,023              5,895
                                                                     --------           --------
      Total Current Assets                                              1,023              5,895

Fixed Assets
      Total Fixed Assets                                                    0                  0
                                                                     --------           --------

Total Assets                                                         $  1,023           $  5,895
                                                                     ========           ========
LIABILITIES
  Current Liabilities                                                $      0           $      0
  Account Payables                                                          0                  0
                                                                     --------           --------
      Total Current Liabilities                                             0                  0
                                                                     --------           --------

Long term Liabilities                                                       0                  0
                                                                     --------           --------

Total Liabilities                                                    $      0           $      0
                                                                     ========           ========
EQUITY
  25,000,000 Preferred Shares Authorized at $.001 par value
   None Outstanding
  75,000,000 Common Shares Authorized at $.001 par value
   3,000,000 Common Shares Issued and Outstanding                       3,000              3,000
  Additional Paid in Capital                                           12,000             12,000
  Accumulated Deficit during Exploration Stage                        (13,977)            (9,105)
                                                                     --------           --------
      Total Stockholders Equity                                         1,023              5,895
                                                                     --------           --------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                            $  1,023           $  5,895
                                                                     ========           ========


   The accompanying notes are an integral part of these financial statements.

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                                Income Statement


                                               (Unaudited)         June 26, 2007
                                              Three months          (Inception)
                                                 ended             Period ended
                                                March 31,            March 31,
                                                  2008                 2008
                                               ----------           ----------

Revenue                                        $        0           $        0
                                               ----------           ----------
Expenses
  General and Administrative                        4,872                  105
                                               ----------           ----------
Total Expenses                                      4,872                  105
                                               ----------           ----------
Other Income (expenses)
  Recognition of an Impairment Loss
   (Mineral Claims)                                     0                9,000
                                               ----------           ----------
Income
  Interest Income

Income (Loss) Before Income Taxes                  (4,872)              (9,105)
                                               ----------           ----------

Provision For Income Taxes                              0                    0
                                               ----------           ----------

Net Income (Loss)                              $   (4,872)          $   (9,105)
                                               ==========           ==========

Basic & Diluted (Loss) per Share                   (0.001)              (0.001)
                                               ==========           ==========

Weighted Average Number of Common Shares        3,000,000            3,000,000
                                               ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                        Statement of Stockholder's Equity
                 From Inception June 26, 2007 to March 31, 2008

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                                                   During
                                            Common Stock          Preferred Stock     Paid in    Exploration    Total
                                        Shares        Amount     Shares     Amount    Capital       Stage       Equity
                                        ------        ------     ------     ------    -------       -----       ------
Common Shares issued to founders
 @ $0.005 per share, par value .001    3,000,000      $3,000         --     $   --   $ 12,000                  $ 15,000

Net (Loss) for period                                                                             $ (9,105)      (9,105)
                                      ----------      ------     ------     ------   --------     --------     --------
Balance, December 31, 2007             3,000,000      $3,000         --     $   --   $ 12,000     $ (9,105)    $  5,895
                                      ==========      ======     ======     ======   ========     ========     ========

Net (Loss) for period                                                                               (4,872)      (4,872)
                                      ----------      ------     ------     ------   --------     --------     --------
Balance, March 31, 2008                3,000,000      $3,000         --     $   --   $ 12,000     $(13,977)    $  1,023
                                      ==========      ======     ======     ======   ========     ========     ========


   The accompanying notes are an integral part of these financial statements.

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                             Statement of Cash Flows

                                                               (Unaudited)       June 26, 2007
                                                              Three months        (Inception)
                                                                 ended           Period ended
                                                                March 31,          March 31,
                                                                  2008               2008
                                                                --------           --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income (Loss)                                             $ (4,872)          $ (9,105)
  Accounts Payable
  Impairment of Mineral Rights                                        --              9,000
                                                                --------           --------
NET CASH FROM OPERATING ACTIVITIES                                (4,872)              (105)

NET CASH AFTER OPERATING ACTIVITIES                               (4,872)              (105)

INVESTING ACTIVITIES
  Mineral rights                                                $     --           $ (9,000)
                                                                --------           --------
NET CASH FROM FINANCING ACTIVITIES                                    --             (9,000)

NET CASH AFTER OPERATING AND FINANCIAL ACTIVITIES                 (4,872)            (9,105)

FINANCING ACTIVITIES
  Common Shares Issued to Founders, @ $0.005 Per Share                --             15,000
                                                                --------           --------
NET CASH FROM INVESTING ACTIVITIES                                    --             15,000

NET CASH AFTER OPERATING, FINANCIAL
 AND INVESTING ACTIVITIES                                         (4,872)             5,895

Cash at Beginning of Period                                        5,895                 --
                                                                --------           --------
CASH AT END OF PERIOD                                           $  1,023           $  5,895
                                                                ========           ========

Supplemental Disclosure of Cash Flow Information

Cash paid for:
  Interest Expense                                              $      0           $      0
                                                                ========           ========
  Income Taxes                                                  $      0           $      0
                                                                ========           ========


   The accompanying notes are an integral part of these financial statements.

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Wolfe Creek Mining, Inc. (the Company) was incorporated on June 26, 2007 under the laws of the State of Delaware. The Company is primarily engaged in the acquisition and exploration of mining properties.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties.

DEPRECIATION, AMORTIZATION AND CAPITALIZATION

The Company records depreciation and amortization, when appropriate, using both straight-line method over the estimated useful lives of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under Statement 109, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial accounting Standards Statement No. 107, "Disclosures about Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

INVESTMENTS

Investments that are purchased in other companies are valued at cost less any impairment in the value that is other than temporary in nature.

PER SHARE INFORMATION

The Company computes per share information in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding during such period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. The Company has basic and diluted loss per share of $0.001

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended March 31, 2008 represents the minimum state income tax expense of the Company, which is not considered significant.

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS NO. 155 amends SFAS NO. 140, "Accounting for the Impairment or disposal of Long-Lived Assets" to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed.

In March 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets, an amendment of FASB Statement NO. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earning or the amortization and impairment requirement of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives t qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006.

These statements are not expected to have a significant effect on the Company's future reported financial position or results of operations.

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


NOTE 6 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 13,977 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

Kristen Paul, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

Kristen Paul, the sole officer and director of the Company, will not be paid for any underwriting services that she performs on behalf of the Company with respect to the Company's upcoming S-1 offering. She will also not receive any interest on any funds that she advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

NOTE 8 - STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of SFAS 123. Thus issuances shall be accounted for based on the fair value of the consideration received. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of SFAS 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2008


NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2008:

Preferred Shares, $ 0.001 par value: 25,000,000 shares authorized.

Common Stock, $ 0.001 par value: 75,000,000 shares authorized; 3,000,000 shares issued and outstanding.

On October 17, 2007 the Company issued a total of 3,000,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $15,000.

As of March 31, 2008 the Company had 3,000,000 shares of common stock issued and outstanding.

NOTE 10 - PURCHASE OF MINERAL RIGHTS AND IMPAIRMENT

On December 19, 2007, the Company entered into an agreement to acquire a Eureka Lode Mining Claim for $9000. No proven or probable reserves on the property have been established. The cost of the Mineral Rights was impaired 100% as of March 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements, made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

The safe harbors of forward-looking statements provided by the Securities Litigation Reform Act of 1995 are unavailable to issuers not subject to the reporting requirements set forth under Section 13(a) or 15(D) of the Securities Exchange Act of 1934, as amended. As we have not registered our securities pursuant to Section 12 of the Exchange Act, such safe harbors set forth under the Reform Act are unavailable to us.

BUSINESS

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. Our mineral claim, the Eureka Lode Mineral Claim, is comprised of one located claim with an area of 20 acres, and is located in the easternmost portion the Goodsprings (Yellow Pine) Mining District within the southwestern corner of the State of Nevada, U.S.A. We have not commenced mineral exploration activities and there are no known mineral reserves on the property.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $4,872 for the three months ended March 31, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our registration statement.

Our net loss from inception through March 31, 2008 was $13,977.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2008 was $1,023. In order to achieve our exploration program goals, we need the funding of $25,000 from the offering of registered shares pursuant to a registration statement on Form S-1 filed with the SEC under file number 333-149626 which became effective on April 8, 2008. No shares have been sold and there is no assurance that any will be sold.

If we experience a shortage of funds prior to completing our offering we may utilize funds from a director who has informally agreed to advance funds to allow us to pay for business operations, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

PLAN OF OPERATION

Our plan of operation for the twelve months following funding is to complete the first two phases of the exploration program on our claim consisting of geological mapping, soil sampling and rock sampling. In addition to the $7,000 we anticipate spending for Phase 1 and $10,500 on Phase 2 of the exploration program as outlined below, we anticipate spending an additional $6,000 on professional fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $23,500. We will require the funds from this offering to proceed.

The following work program has been recommended by the consulting geologist who prepared the geology report for the Eureka Lode Mining Claim.

PHASE 1

VLF-EM and magnetometer surveys                               $ 7,000

PHASE 2

Localized soil surveys, trenching and sampling
over known and indicated mineralized zones                    $10,500

PHASE 3

Test diamond drilling                                         $70,000
                                                              -------

                                    Total                     $87,500
                                                              =======

If we are successful in raising the funds from our offering we plan to commence Phase 1 of the exploration program on the claim in the summer of 2008. We have a verbal agreement with Sookochoff Consultants Inc., the consulting geology firm who prepared the geology report on our claim, to retain their services for our planned exploration program. We expect this phase to take two weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report. If Phase 1 of the exploration program is successful we anticipate commencing Phase 2 in the fall of 2008. We expect this phase to take three weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report.

ITEM 4. CONTROLS AND PROCEDURES.

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act." This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

The following exhibits are included with this quarterly filing. Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our registration statement on form S-1, filed under SEC File Number 333-149626, at the S.E.C. website at www.sec.gov:

     Exhibit No.                       Description
     -----------                       -----------

        3.1        Articles of Incorporation*
        3.2        Bylaws*
       31.1        Sec. 302 Certification of Principal Executive Officer
       31.2        Sec. 302 Certification of Principal Financial Officer
       32.1        Sec. 906 Certification of Principal Executive Officer
       32.2        Sec. 906 Certification of Principal Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 23, 2008           Wolfe Creek Mining, Inc., Registrant


                         By: /s/ Kristen Paul
                             ---------------------------------------------------
                             Kristen Paul, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 23, 2008           Wolfe Creek Mining, Inc., Registrant


                         By: /s/ Kristen Paul
                            ----------------------------------------------------
                            Kristen Paul, President, Secretary and Treasurer Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)