Form 10-Q
period 2008-06-30
Wolfe Creek Mining Inc
filed 2008-08-06
CIK 1428765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

                      Phone (503)344-6213 Fax (503)974-9692
                     (telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of June 30, 2008

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended June 30, 2008, prepared by the company, immediately follow.

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                                 Balance Sheets

                                                                     Six Months
                                                                       ended              As of
                                                                      June 30,          December 31,
                                                                        2008               2007
                                                                      --------           --------
ASSETS

Current Assets
  Cash                                                                $  3,286           $  5,895
                                                                      --------           --------
Total Current Assets                                                     3,286              5,895

Fixed Assets
  Total Fixed Assets                                                        --                 --
                                                                      --------           --------

Total Assets                                                          $  3,286           $  5,895
                                                                      ========           ========

LIABILITIES

Current Liabilities
  Loan from Director                                                  $  5,000           $     --
                                                                      --------           --------
Total Current Liabilities                                                5,000                 --
                                                                      --------           --------

Long term Liabilities                                                       --                 --
                                                                      --------           --------

Total Liabilities                                                     $  5,000           $     --
                                                                      ========           ========
EQUITY
  25,000,000 Preferred Shares Authorized at $.001 par value
    None Outstanding
    75,000,000 Common Shares Authorized at $.001 par value
    3,000,000 Common Shares Issued and Outstanding                    $  3,000           $  3,000
  Additional Paid in Capital                                            12,000             12,000
  Accumulated Deficit during Exploration Stage                         (16,714)            (9,105)
                                                                      --------           --------
Total Stockholders Equity                                               (1,714)             5,895
                                                                      --------           --------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                             $  3,286           $  5,895
                                                                      ========           ========


   The accompanying notes are an integral part of these financial statements.

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                            Statements of Operations

                                                         (Unaudited)          (Unaudited)         June 26, 2007
                                                        Three months          Six months           (Inception)
                                                           ended                ended             Period ended
                                                          June 30,             June 30,             June 30,
                                                            2008                 2008                 2008
                                                         ----------           ----------           ----------
Revenue                                                  $       --           $       --           $       --
                                                         ----------           ----------           ----------
Expenses
  General and Administrative                                  2,737                7,609                7,714
                                                         ----------           ----------           ----------
Total Expenses                                                2,737                7,609                7,714
                                                         ----------           ----------           ----------
Other Income (expenses)
  Recognition of an Impairment Loss (Mineral Claims)             --                   --                9,000
                                                         ----------           ----------           ----------
Income
  Interest Income                                                --                   --                   --

Income (Loss) Before Income Taxes                            (2,737)              (7,609)             (16,714)
                                                         ----------           ----------           ----------

Provision For Income Taxes                                       --                   --                   --
                                                         ----------           ----------           ----------

Net Income (Loss)                                        $   (2,737)          $   (7,609)          $  (16,714)
                                                         ==========           ==========           ==========

Basic & Diluted (Loss) per Share                         $   (0.001)          $   (0.001)          $   (0.001)
                                                         ==========           ==========           ==========

Weighted Average Number of Common Shares                  3,000,000            3,000,000            3,000,000
                                                         ==========           ==========           ==========


   The accompanying notes are an integral part of these financial statements.

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                       Statements of Stockholders' Equity
                 From Inception June 26, 2007 to June 30, 2008


                                                                                               Deficit
                                                                                             Accumulated
                                                                                               During
                                       Preferred Stock         Common Stock       Paid in    Exploration    Total
                                      Shares     Amount    Shares      Amount     Capital       Stage       Equity
                                      ------     ------    ------      ------     -------       -----       ------
Common Shares issued to founders
 on October 13, 2007 @ $0.005
 per share, par value .001                --     $   --   3,000,000    $3,000    $ 12,000     $     --     $ 15,000

Net (Loss) for period                                                                           (9,105)      (9,105)
                                      ------     ------  ----------    ------    --------     --------     --------
Balance, December 31, 2007                --     $   --   3,000,000    $3,000    $ 12,000     $ (9,105)    $  5,895
                                      ======     ======  ==========    ======    ========     ========     ========

Net (Loss) for period                                                                           (7,609)      (7,609)
                                      ------     ------  ----------    ------    --------     --------     --------

Balance, June 30, 2008                    --     $   --   3,000,000    $3,000    $ 12,000     $(16,714)    $ (1,714)
                                      ======     ======  ==========    ======    ========     ========     ========


   The accompanying notes are an integral part of these financial statements.

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                            Statements of Cash Flows

                                                                 (Unaudited)        (Unaudited)       June 26, 2007
                                                                Three months        Six months         (Inception)
                                                                   ended              ended           Period ended
                                                                  June 30,           June 30,           June 30,
                                                                    2008               2008               2008
                                                                  --------           --------           --------
OPERATING ACTIVITIES
  Net Income (Loss)                                               $ (2,737)          $ (7,609)          $(16,714)
  Accounts Payable                                                      --                 --                 --
  Impairment of Mineral Rights                                          --                 --              9,000
                                                                  --------           --------           --------
NET CASH FROM OPERATING ACTIVITIES                                  (2,737)            (7,609)            (7,714)

NET CASH AFTER OPERATING ACTIVITIES                                 (2,737)            (7,609)            (7,714)

FINANCING ACTIVITIES
  Mineral rights                                                        --                 --             (9,000)
  Loan from Director                                                 5,000              5,000              5,000
                                                                  --------           --------           --------
NET CASH FROM FINANCING ACTIVITIES                                   5,000              5,000             (4,000)

NET CASH AFTER OPERATING AND FINANCIAL ACTIVITIES                    2,263             (2,609)           (11,714)

INVESTING ACTIVITIES
  Common Shares Issued to Founders, @ $0.005 Per Share                  --                 --             15,000
                                                                  --------           --------           --------
NET CASH FROM INVESTING ACTIVITIES                                      --                 --             15,000

NET CASH AFTER OPERATING, FINANCIAL AND INVESTING ACTIVITIES         2,263             (2,609)             3,286

Provision for Income Tax                                                --                 --                 --
Cash at Beginning of Period                                          1,023              5,895                 --
                                                                  --------           --------           --------
CASH AT END OF PERIOD                                             $  3,286           $  3,286           $  3,286
                                                                  ========           ========           ========

Supplemental Disclosure of Cash Flow Information

Cash paid for:
  Interest Expense                                                $      0           $      0           $      0
                                                                  ========           ========           ========
  Income Taxes                                                    $      0           $      0           $      0
                                                                  ========           ========           ========


   The accompanying notes are an integral part of these financial statements.

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  June 30, 2008


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008, and for all periods presented herein, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

     In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

     The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUBSEQUENT EVENT

     On July 21, 2008 we closed our offering of 1,000,000 shares pursuant to our registration statement on Form S-1 which became effective on April 8, 2008. On July 21, 2008 we sold 1,000,000 shares of our par value $0.001 common stock to a group of 26 investors for total proceeds of $25,000.

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

BUSINESS

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. Our mineral claim, the Eureka Lode Mineral Claim, is comprised of one located claim with an area of 20 acres, and is located in the easternmost portion the Goodsprings (Yellow Pine) Mining District within the southwestern corner of the State of Nevada, U.S.A. We commenced mineral exploration activities on the claim in July 2007 but have not received any results from the geologist and have no knowledge of any mineral reserves on the property.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $2,737 for the three months ended June 30, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception through June 30, 2008 was $16,714.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2008 was $3,286. We have $5,000 in outstanding liabilities, a loan from our director. The loan is non-interest bearing with no specific terms of repayment. In order to achieve our exploration program goals, we needed the funding of $25,000 from the offering of registered shares pursuant to a registration statement on Form S-1 filed with the SEC under file number 333-149626 which became effective on April 8, 2008. The offering was closed on July 21, 2008 after selling 1,000,000 shares to 26 investors.

If we experience a shortage of funds prior to completing our exploration program we may utilize funds from a director who has informally agreed to advance funds to allow us to pay for business operations, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the first two phases of the exploration program on our claim consisting of VLF-EM and magnetometer surveys in Phase 1 and soil surveys, trenching and sampling in Phase 2. In addition to the $7,000 we anticipate spending for Phase 1 and $10,500 on Phase 2 of the exploration program as outlined below, we anticipate spending an additional $6,000 on professional fees, including fees payable in complying with reporting obligations and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $23,500.

The following work program has been recommended by the consulting geologist who prepared the geology report for the Eureka Lode Mining Claim.

PHASE 1

VLF-EM and magnetometer surveys                               $  7,000

PHASE 2

Localized soil surveys, trenching and sampling
over known and indicated mineralized zones                    $ 10,500

PHASE 3

Test diamond drilling                                         $ 70,000
                                                              --------

                                     Total                    $ 87,500
                                                              ========

We recently commenced Phase 1 of the exploration program. We have a verbal agreement with Sookochoff Consultants Inc., the consulting geology firm who prepared the geology report on our claim, to retain their services for our entire exploration program. We expect Phase 1 to take two weeks to complete and an additional three months for the consulting geologist to prepare his report. If the results of Phase 1 of the exploration program are positive we anticipate commencing Phase 2 in the fall of 2008. We expect this phase to take three weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report.

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

August 4, 2008          Wolfe Creek Mining, Inc., Registrant


                        By: /s/ Kristen Paul
                            ----------------------------------------------------
                            Kristen Paul, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 4, 2008          Wolfe Creek Mining, Inc., Registrant


                        By: /s/ Kristen Paul
                            ----------------------------------------------------
                            Kristen Paul, President, Secretary and Treasurer Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)