Form 10-Q
period 2008-09-30
Wolfe Creek Mining Inc
filed 2008-10-17
CIK 1428765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,000,000 shares as of September 30, 2008.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended September 30, 2008, prepared by the company, immediately follow.

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                                 Balance Sheets

                                                                     (Unaudited)
                                                                     Nine Months
                                                                        ended              As of
                                                                    September 30,       December 31,
                                                                        2008               2007
                                                                      --------           --------
ASSETS

Current Assets
  Cash                                                                $ 18,596           $  5,895
                                                                      --------           --------
Total Current Assets                                                    18,596              5,895

Fixed Assets
  Total Fixed Assets                                                         0                  0
                                                                      --------           --------

Total Assets                                                          $ 18,596           $  5,895
                                                                      ========           ========
LIABILITIES

Current Liabilities
  Loan from Director                                                  $  5,000           $      0
                                                                      --------           --------
Total Current Liabilities                                                5,000                  0
                                                                      --------           --------

Long term Liabilities                                                        0                  0
                                                                      --------           --------

Total Liabilities                                                        5,000                  0
                                                                      ========           ========
EQUITY
  25,000,000 Preferred Shares Authorized at $.001 par value
   None Outstanding
  75,000,000 Common Shares Authorized at $.001 par value
   4,000,000 common shares issued and outstanding                        4,000              3,000
  Additional Paid in Capital                                            36,000             12,000
  Accumulated Deficit during Exploration Stage                         (26,404)            (9,105)
                                                                      --------           --------
Total Stockholders Equity                                               13,596              5,895
                                                                      --------           --------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                             $ 18,596           $  5,895
                                                                      ========           ========


   The accompanying notes are an integral part of these financial statements.

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                            Statements of Operations

                                                       (Unaudited)           (Unaudited)         June 26, 2007
                                                       Three months          Nine months         (Inception)
                                                          ended                ended             Period ended
                                                       September 30,        September 30,        September 30,
                                                           2008                 2008                 2008
                                                        ----------           ----------           ----------
Revenue                                                 $        0           $        0           $        0
                                                        ----------           ----------           ----------
Expenses
  General and Administrative                                 2,690               10,299               10,404
                                                        ----------           ----------           ----------
Total Expenses                                               2,690               10,299               10,404
                                                        ----------           ----------           ----------
Other Income (expenses)
  Recognition of an Impairment Loss (Mineral Claims)          7000                 7000               16,000
                                                        ----------           ----------           ----------
Income
  Income (Loss) Before Income Taxes                         (9,690)             (17,299)             (26,404)
                                                        ----------           ----------           ----------

Provision For Income Taxes                                      --                   --                   --
                                                        ----------           ----------           ----------

Net Income (Loss)                                       $   (9,690)          $  (17,299)          $  (26,404)
                                                        ==========           ==========           ==========

Basic & Diluted (Loss) per Share                            (0.001)              (0.001)              (0.001)
                                                        ----------           ----------           ----------

Weighted Average Number of Common Shares                 3,616,908            3,262,774
                                                        ----------           ----------


   The accompanying notes are an integral part of these financial statements.

                            Wolfe Creek Mining, Inc.
                         (An exploration stage company)
                 Statements of Stockholders' Equity (Deficiency)
               From Inception June 26, 2007 to September 30, 2008

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                                                   During
                                            Preferred Stock        Common Stock        Paid in   Exploration    Total
                                            Shares   Amount     Shares      Amount     Capital      Stage       Equity
                                            ------   ------     ------      ------     -------      -----       ------

Balance at Inception on June 26, 2007          0     $   --            0    $    --   $     --    $      --   $      --

Common Shares issued to founders on
 @ $0.005 per share, par value .001
 October 17, 2007                              0     $   --    3,000,000    $ 3,000   $ 12,000                   15,000

Net loss for the period from inception
 on June 26, 2007 to December 31, 2007                                                               (9,105)     (9,105)
                                          ------     ------    ---------    -------   --------    ---------   ---------
Balance, December 31, 2007                     0     $   --    3,000,000    $ 3,000   $ 12,000       (9,105)      5,895
                                          ======     ======    =========    =======   ========    =========   =========

Net (Loss) for period ending
 March 31, 2008                                                                                      (4,872)     (4,872)
                                          ------     ------    ---------    -------   --------    ---------   ---------
Balance, March 31, 2008                        0     $   --    3,000,000    $ 3,000   $ 12,000      (13,977)      1,023
                                          ======     ======    =========    =======   ========    =========   =========

Net (Loss) for period ending
 June 30, 2008                                                                                       (2,737)     (2,737)
                                          ------     ------    ---------    -------   --------    ---------   ---------
Balance, June 30, 2008                         0     $   --    3,000,000    $ 3,000   $ 12,000      (16,714)     (1,714)
                                          ======     ======    =========    =======   ========    =========   =========
Common Shares issued to individuals
 on July 21, 2008 @ $0.025 per share,
 par value .001                                                1,000,000    $ 1,000     24,000                  25,000

Net (Loss) for period ending
 September 30, 2008                                                                                  (9,690)     (9,690)
                                          ------     ------    ---------    -------   --------    ---------   ---------
Balance, September 30, 2008                    0     $   --    4,000,000    $ 4,000   $ 36,000    $ (26,404)  $  13,596
                                          ======     ======    =========    =======   ========    =========   =========


   The accompanying notes are an integral part of these financial statements.

                            Wolfe Creek Mining, Inc.
                         (An exploration stage company)
                            Statements of Cash Flows

                                                               (Unaudited)         (Unaudited)       June 26, 2007
                                                               Three months        Nine months       (Inception)
                                                                  ended              ended           Period ended
                                                               September 30,      September 30,      September 30,
                                                                   2008               2008               2008
                                                                 --------           --------           --------
OPERATING ACTIVITIES
  Net Income (Loss)                                              $ (9,690)          $(17,299)          $(26,404)
  Accounts Payable
  Impairment of Mineral Rights                                      7,000              7,000             16,000
                                                                 --------           --------           --------
NET CASH FROM OPERATING ACTIVITIES                                 (2,690)           (10,299)           (10,404)

NET CASH AFTER OPERATING ACTIVITIES                                (2,690)           (10,299)           (10,404)

FINANCING ACTIVITIES
  Mineral rights                                                   (7,000)            (7,000)           (16,000)
  Loan from Director                                                5,000              5,000
                                                                 --------           --------           --------
NET CASH FROM FINANCING ACTIVITIES                                 (7,000)            (2,000)           (11,000)

NET CASH AFTER OPERATING AND FINANCIAL ACTIVITIES                  (9,690)           (12,299)           (21,404)

INVESTING ACTIVITIES
  Common Shares Issued to Founders, @ $0.005 Per Share             15,000
  Common Shares Issued to Individules, @ $0.025 Per Share          25,000             25,000             25,000
                                                                 --------           --------           --------
NET CASH FROM INVESTING ACTIVITIES                                 25,000             25,000             40,000

NET CASH AFTER OPERATING, FINANCIAL AND INVESTING ACTIVITIES       15,310             12,701             18,596

Provision for Income Tax                                               --                 --                 --
Cash at Beginning of Period                                         3,286              5,895                 --
                                                                 --------           --------           --------
CASH AT END OF PERIOD                                            $ 18,596           $ 18,596           $ 18,596
                                                                 ========           ========           ========

Supplemental Disclosure of Cash Flow Information

Cash paid for:
  Interest Expense                                               $      0           $      0           $      0
                                                                 --------           --------           --------
  Income Taxes                                                   $      0           $      0           $      0
                                                                 --------           --------           --------


   The accompanying notes are an integral part of these financial statements.

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2008


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008, and for all periods presented herein, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                               September 30, 2008


NOTE 3 - STOCK TRANSACTIONS

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

BUSINESS

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. Our mineral claim, the Eureka Lode Mineral Claim, is comprised of one located claim with an area of 20 acres, and is located in the easternmost portion the Goodsprings (Yellow Pine) Mining District within the southwestern corner of the State of Nevada, U.S.A. We commenced mineral exploration activities on the claim in July 2008 and received the results from the geologist on Phase 1 of the exploration program. We are currently reviewing his report and recommendations for further exploration.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $9,690 for the three months ended September 30, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our required reports with the U.S. Securities and Exchange Commission.

Our net loss from inception through September 30, 2008 was $26,404.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2008 was $18,596. We have $5,000 in outstanding liabilities, a loan from our director. The loan is non-interest bearing with no specific terms of repayment. In order to achieve our exploration program goals, we needed the funding of $25,000 from the offering of registered shares pursuant to a registration statement on Form S-1 filed with the SEC under file number 333-149626 which became effective on April 8, 2008. The offering was closed on July 21, 2008 after selling 1,000,000 shares to 26 investors.

If we experience a shortage of funds prior to completing our exploration program we may utilize funds from a director who has informally agreed to advance funds to allow us to pay for business operations, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the second phase of the exploration program on our claim consisting of soil surveys, trenching and sampling. In addition to the estimated cost of $10,500 for Phase 2 of the exploration program as outlined below, we anticipate spending an additional $6,000 on professional fees, including fees payable in complying with reporting obligations and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $16,500.

The following work program was recommended by the consulting geologist who prepared the geology report for the Eureka Lode Mining Claim.

PHASE 1 (COMPLETED)

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
                                                              ========

The consulting geologist has completed Phase 1 of the exploration program. We have a verbal agreement with Sookochoff Consultants Inc., the consulting geology firm who prepared the geology report on our claim, to retain their services for our entire exploration program. We commenced mineral exploration activities on the claim in July 2008 and received the results from the geologist on Phase 1 of the exploration program. We are currently reviewing his report and recommendations for further exploration. If we decide to proceed the further exploration we anticipate commencing Phase 2 in late fall of 2008. We expect this phase to take three weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report.

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

October 13, 2008        Wolfe Creek Mining, Inc., Registrant


                        By: /s/ Kristen Paul
                            ----------------------------------------------------
                            Kristen Paul, President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 13, 2008        Wolfe Creek Mining, Inc., Registrant


                        By: /s/ Kristen Paul
                            ----------------------------------------------------
                            Kristen Paul, President, Secretary and Treasurer Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)