Form 10-K
period 2008-12-31
Wolfe Creek Mining Inc
filed 2009-02-09
CIK 1428765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2008
                        Commission file number 333-149626


                            Wolfe Creek Mining, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

          Delaware                                               32-0218005
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                             15868 SW Kimball Avenue
                              Lake Oswego, OR 97035
               (Address of Principal Executive Offices & Zip Code)

                      Phone (503)344-6213 Fax (503)974-9692
                               (Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of February 4, 2009, the registrant had 4,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                            WOLFE CREEK MINING, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.   Business                                                           3
Item 1A.  Risk Factors                                                      10
Item 2.   Properties                                                        12
Item 3.   Legal Proceedings                                                 13
Item 4.   Submission of Matters to a Vote of Securities Holders             13

                                     Part II

Item 5.   Market for Common Equity and Related Stockholder Matters          13
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         15
Item 8.   Financial Statements                                              18
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          31
Item 9A.  Controls and Procedures                                           31

                                    Part III

Item 10.  Directors and Executive Officers                                  33
Item 11.  Executive Compensation                                            34
Item 12.  Security Ownership of Certain Beneficial Owners and Management    35
Item 13.  Certain Relationships and Related Transactions                    36
Item 14.  Principal Accounting Fees and Services                            36

                                     Part IV

Item 15.  Exhibits                                                          37

Signatures                                                                  37

                                     PART I

ITEM 1. BUSINESS

SUMMARY

Wolfe Creek Mining, Inc. was incorporated in the State of Delaware on June 26, 2007 to engage in the acquisition, exploration and development of natural resource properties. We intend to use the net proceeds from our S-1 offering to develop our business operations. We are an exploration stage company with no revenues or operating history. The principal executive offices are located at 15868 SW Kimball Avenue, Lake Oswego, OR 97035. The telephone number is
(760)564-8967.

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

At the present, we have no full-time employees. Our sole officer and director will devote approximately 5 to 6 hours per week to our operation.

Our shares are listed on the Over the Counter Bulletin Board under the symbol WCRM. To date there has been no active trading market.

We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share and 25,000,000 authorized preferred shares. As of December 31, 2008 there were 4,000,000 common shares issued and outstanding. Of the outstanding shares 3,000,000 shares are held by our officer and director and 1,000,000 shares are held by a group of 26 investors.

GENERAL INFORMATION

                     GLOSSARY OF TECHNICAL GEOLOGICAL TERMS

The following defined technical geological terms may be used in this report:

Anglesite                A native sulphate of lead. It occurs in white or
                         yellowish transparent, prismatic crystals.

Azurite                  Blue carbonate of copper; blue malachite.

Basalt A general term for dark-colored mafic igneous rocks, commonly extrusive but locally intrusive (e.g., as in dikes).

Breccia A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

Brecciated               The formation of angular rock fragments.

Calamine                 A white mineral; a common ore of zinc.

Carbonate                A salt or ester of carbonic acid.

Cerussite                A mineral consisting of lead carbonate that is an
                         important source of lead.

Chrysocolla              A hydrous silicate of copper, occurring massive, of a
                         blue or greenish blue color.

Cinnabar                 A heavy reddish mineral consisting of mercuric sulfide;
                         the chief source of mercury.

Clastic Fragments of minerals, rocks, or organic structures that have been moved individually from their places of origin.

Cretaceous               Rocks laid down during the last period of the Mesozoic
                         era (between the Jurassic and Tertiary periods, about
                         146 to 65 million years ago), at the end of which dinosaurs and many other organisms died out.

Diamond drill(ing)       A rotary type of rock drill in which the cutting is
                         done by abrasion rather than percussion. The cutting bit is set with diamonds and is attached to the end of long hollow rods through which water or other fluid is pumped to the cutting face as a lubricant. The drill cuts a core of rock that is recovered in long cylindrical sections, two centimeters or more in diameter.

Fault Zones              A network of interconnected fractures representing the
                         surficial expression of a fault.

Fold A planar feature, such as a bedding plane, that has been strongly warped, presumably by deformation.

Galena The chief ore of lead, commonly found in shallow ore veins in which open cavities are frequent; hence, crystals are common and well developed. Galena is widely distributed and constitutes by far the most important ore for lead. Silver, antimony, arsenic, copper, and zinc minerals often occur in intimate association with galena; consequently, galena ores mined for lead also include other valuable by-products.

Granite Plutonic igneous rock having visibly crystalline texture; generally composed of feldspar and mica and quartz.

Hydrozincite             An abundant element of the magnesium-cadmium group,
                         extracted principally from the minerals zinc blend, smithsonite, calamine, and franklinite, as an easily fusible bluish white metal, which is malleable, especially when heated.

Igneous A type of rock which has been formed by the consolidation of magma, a molten substance from the earth's core.

Intrusive                A body of igneous rock formed by the consolidation of
                         magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

Jurassic Second Period of Mesozoic Era, which covered span of time between 190 - 135 million years before the present time.

Limestone                A bedded, sedimentary deposit consisting chiefly of
                         calcium carbonate.

Limonite A widely occurring iron oxide ore; a mixture of goethite and hematite and lepidocrocite.

Lode                     A mineral deposit in solid rock.

Malachite                Green mineral used as an ore of copper and for making
                         ornamental objects.

Mesozoic One of the eras of geologic time. It includes the Triassic, Jurassic and Cretaceous periods.

Mineralization           The concentration of metals and their chemical
                         compounds within a body of rock.

Monte Cristo
Limestone Formation      A local name for a geological series of rocks.

Normal Fault             A dip-slip fault in which the block above the fault has
                         moved downward relative to the block below.

Ore A mixture of minerals and gangue from which at least one metal can be extracted at a profit.

Oxidization              A chemical reaction caused by exposure to oxygen that
                         results in a change in the chemical composition of a mineral

Paleozoic                Rocks that were laid down during the Paleozoic Era
                         (between 544 and 230 million years before the present time).

Porphyritic              Containing relatively large isolated crystals in a mass
                         of fine texture.

Porphyry A heterogeneous rock characterized by the presence of crystals in a relatively finer-grained matrix.

Pyrite The most common of the sulphide minerals. It is usually found associated with other sulphides or oxides in quartz veins, sedimentary rock and metamorphic rock, as well as in coal beds, and as the replacement mineral in fossils.

Quartz A mineral whose composition is silicon dioxide. A crystalline form of silica.

Sedimentary              A type of rock which has been created by the deposition
                         of solids from a liquid.

Smithsonite              Native zinc carbonate. It generally occurs in
                         stalactitic, reniform, or botryoidal shapes, of a white to gray, green, or brown color.

Stratigraphy             Strictly, the description of bedded rock sequences;
                         used loosely, the sequence of bedded rocks in a particular area.

Structural               Pertaining to geologic structure.

Tertiary Relating to the first period of the Cenozoic era, about 65 to 1.64 million years ago.

Thrust Faults
(Faulting)               A dip-slip fault in which the upper block above the
                         fault plane moves up and over the lower block, so that older strata are placed over younger. Trenching The removal of overburden to expose the underlying bedrock.

Triassic The system of strata that was deposited between 210 and 250 million years before the present time.

Vein An occurrence of ore with an irregular development in length, width and depth usually from an intrusion of igneous rock.

The one property on which the net proceeds of our S-1 offering will be spent, is the Eureka Lode Mineral Claim which is comprised of one located claim with an area of 20 acres located in the Goodsprings (Yellow Pine) Mining District within the southwestern corner of the State of Nevada.

Access from Las Vegas, Nevada to the Eureka Lode Claim is southward via Interstate Highway #15 for 31 miles, to within five miles past Jean, Nevada, thence westerly for five miles to within 1,000 feet of the Eureka Lode Claim. Las Vegas offers the necessary resources required to base and carry-out an exploration program (accommodations, communications, equipment and supplies).

The area is of a typically desert climate with relatively high temperatures and low precipitation. Vegetation consists mainly of desert shrubs and cactus.

There is not a plant or any equipment currently located on the property. It is expected that the initial exploration phase will be supported by generators. Water required for exploration and development of the claim is available from valley wells.

A three phased exploration program of geophysical and geochemical surveys, trenching, sampling, and diamond drilling estimated to cost US$87,500 is recommended to explore for, and delineate, potentially economic lead/zinc/silver bearing mineral zones on the Eureka Lode Claim. As exploration work is conducted and assessed, a decision would be made as to its importance and priority. The next phase of work will be determined by the results from the preceding phase.

The cost of the initial phase of exploration is $7,000, $10,500 for the contingent second phase and $70,000 for the contingent third phase. We completed Phase 1 of the exploration program in the summer of 2008.

The discussions contained herein are management's estimates based on information provided by the consulting geologist who prepared the geology report for the project. Because we have not commenced our exploration program we cannot provide a more detailed discussion of our plans if we find a viable store of minerals on our property, as there is no guarantee that exploitable mineralization will be found, the quantity or type of minerals if they are found and the extraction process that will be required. We are also unable to assure you we will be able to raise the additional funding to proceed with any subsequent work on the claims if mineralization is found.

ACQUISITION OF THE EUREKA LODE MINING CLAIM

We entered into a purchase agreement dated December 19, 2007 with Larry Sostad pursuant to which we acquired a 100% interest in the Eureka Lode Mining Claim for cash consideration of $9,000. The Eureka Claim is comprised of one unpatented lode mineral claim within an area of 20 acres, located in the Yellow Pine Mining District, Clark County, Nevada.

REQUIREMENTS OR CONDITIONS FOR RETENTION OF TITLE

In addition to the State regulations, Federal regulations require a yearly maintenance fee to keep the claim in good standing. In accordance with Federal regulations, the Eureka Lode Claim is in good standing to September 1, 2009. A yearly maintenance fee of $125.00 is required to be paid to the Bureau of Land Management prior to the expiry date to keep the claim in good standing for an additional year.

LOCATION, ACCESS, CLIMATE, LOCAL RESOURCES & INFRASTRUCTURE

The Eureka Lode Claim, comprising 20 acres, was located on November 26, 2007 and was filed in the Clark County recorder's office in Las Vegas on November 30, 2007 as No 3368 File 080 Page00887 in the official records book No.20071130.

The Eureka Lode Claim is located within Sections 27 & 34 Range 58E, Township 25S at the easternmost portion of the Yellow Pine Mining District of Clark County, Nevada.

Access from Las Vegas, Nevada to the Eureka Lode Claim is southward via Interstate Highway #15 for approximately 31 miles, to within five miles past Jean, Nevada, thence westerly for five miles to within 1,000 feet of the Eureka Lode Claim.

Infrastructure such as highways and back roads, communications, accommodations and supplies that are essential to carrying-out an exploration program are available in Las Vegas.

PHYSIOGRAPHY

The Eureka Lode Claim is situated at the southern end of the Sheep Mountain Range, a north-south trending range of mountains with peaks reaching an elevation of 4,184 feet. The Claim covers the southwesterly facing slopes of a northerly trending ridge. Elevations within the confines of the Claim are within the range of 250 feet.

The area is of a typically desert climate with relatively high temperatures and low precipitation. Vegetation consists mainly of desert shrubs and cactus. Sources of water would be available from valley wells.

                        [MAP SHOWING THE CLAIM LOCATION]




HISTORY

The history of the Yellow Pine Mining District stems from 1856 when Mormon missionaries reported ore in the area. In 1857 the smelting of ore produced 9,000 pounds of lead and in 1898 a mill was built south of Goodsprings. As a result of the mill availability, exploration activity led to the discovery of many of the mines in the area.

Although less famous than many of the other mining districts of the Great Basin it nevertheless ranks second only to Tonopah in total Nevada lead and zinc production. During World War I this district was one of the most productive in the West, but by the end of World War II only a few mines remained in operation.

Even though the mines of this district have been worked primarily for their lead-zinc-silver values, an estimated 91,000 ounces of gold have been recovered as a by-product of copper-lead-silver mining.

GEOLOGICAL SETTING

REGIONAL GEOLOGY

In the Yellow Pine district, the Spring Mountain Range in the west, and the Sheep Mountain Range in the east consist mainly of Paleozoic sediments which have undergone intense folding accompanied by faulting. A series of Carboniferous sediments consist largely of siliceous limestones and include strata of pure crystalline limestone and dolomite with occasional intercalated beds of fine grained sandstone. These strata have a general west to southwest dip of from 15 to 45 degrees which is occasionally disturbed by local folds. Igneous rocks are scarce and are represented chiefly by quartz-monzonite porphyry dikes and sills. The quartz-monzonite porphyry is intruded into these strata and is of post-Jurassic age, perhaps Tertiary.

PROPERTY GEOLOGY

The Eureka Lode Claim is indicated to be underlain by the Yellowpine Limestone member of the Monte Cristo Limestone Formation where lead/zinc mineralization often occurs in a breccia at the base of the limestone.




                       [MAP SHOWING THE REGIONAL GEOLOGY]



COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claim. Readily available commodities markets exist in the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any gold, silver or other minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally, and in Nevada specifically. We will also be subject to the regulations of the Bureau of Land Management.

PATENTS, TRADEMARKS, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our products or services.

RESEARCH AND DEVELOPMENT COSTS DURING THE LAST TWO YEARS

We have not expended funds for research and development costs since inception. EMPLOYEES AND EMPLOYMENT AGREEMENTS

Our only employee is our sole officer, Kristen Paul who currently devotes 5-6 hours per week to company matters and after receiving funding she plans to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employee.

ITEM 1A. RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY BUT HAVE ONLY RECENTLY COMMENCED EXPLORATION ACTIVITIES ON OUR CLAIM. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We have only recently commenced exploration on the Eureka Lode Mineral Claim. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on June 26, 2007 and to date have been involved primarily in organizational activities and the acquisition of the mineral claim. We have not earned any revenues as of the date of this report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development and production of minerals from the claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

OUR INDEPENDENT AUDITOR HAS ISSUED AN AUDIT OPINION FOR WOLFE CREEK MINING, INC. WHICH INCLUDES A STATEMENT DESCRIBING OUR GOING CONCERN STATUS. OUR FINANCIAL STATUS CREATES A DOUBT WHETHER WE WILL CONTINUE AS A GOING CONCERN.

     As described in Note 6 of our accompanying financial statements, our lack of operations and any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited operations and revenues.

BECAUSE MANAGEMENT HAS NO TECHNICAL EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

     Our director has no professional training or technical credentials in the field of geology and specifically in the areas of exploring, developing and operating a mine. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. Management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

THERE IS THE RISK THAT OUR PROPERTY DOES NOT CONTAIN ANY KNOWN BODIES OF ORE RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

     There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of silver or other minerals. We have a geological report detailing previous exploration in the area, and the claim has been staked per Nevada regulations. However; there is the possibility that the previous work was not carried out properly and our claim does not contain any reserves, resulting in any funds spent on exploration being lost.

IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON OUR MINERAL PROPERTY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE THE MINERAL CLAIMS INTO COMMERCIAL PRODUCTION.

     If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claim into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible.

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

     Laws and regulations govern the exploration, development, mining, production, importing and exporting of minerals; taxes; labor standards; occupational health; waste disposal; protection of the environment; mine safety; toxic substances; and other matters. In many cases, licenses and permits are required to conduct mining operations. Amendments to current laws and regulations governing operations and activities of mining companies or more stringent implementation thereof could have a substantial adverse impact on us. Applicable laws and regulations will require us to make certain capital and operating expenditures to initiate new operations. Under certain circumstances, we may be required to stop exploration activities, once started, until a particular problem is remedied or to undertake other remedial actions.

BASED ON CONSUMER DEMAND, THE GROWTH AND DEMAND FOR ANY ORE WE MAY RECOVER FROM OUR CLAIMS MAY BE SLOWED, RESULTING IN REDUCED REVENUES TO THE COMPANY.

     Our continued success will be dependent on the growth of demand for ore. If consumer demand slows our revenues may be significantly affected. This could limit our ability to generate revenues and our financial condition and operating results may be harmed.

BECAUSE OUR CURRENT OFFICER AND DIRECTOR HAS OTHER BUSINESS INTERESTS, SHE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

     Kristen Paul, our sole officer and director, currently devotes approximately 5-6 hours per week providing management services to us. While she presently possesses adequate time to attend to our interests, it is possible that the demands on her from other obligations could increase, with the result that she would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

ITEM 2. PROPERTIES

We do not currently own any property. We are currently operating out of the premises of our President, Kristen Paul on a rent free basis during our exploration stage. The office is at 15868 SW Kimball Avenue, Lake Oswego, OR

97035. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the company.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended December 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Over-the-Counter Bulletin Board (OTCBB) under the symbol WCRM. There has been no active trading in our shares.

PENNY STOCK RULES

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. Our shares are considered penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

     - contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
     - contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

     - contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;
     - contains a toll-free telephone number for inquiries on disciplinary actions;
     - defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
     - contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;
     - the compensation of the broker-dealer and its salesperson in the transaction;
     - the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
     - monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

HOLDERS

As of December 31, 2008, we have 4,000,000 shares of $0.001 par value common stock issued and outstanding held by 27 shareholders of record.

The stock transfer agent for our securities is Columbia Stock Transfer Company.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on its common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon the existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no shares of common stock or other securities issued to the issuer or affiliated purchasers during the year ended December 31, 2008.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-K that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates", "projects", "plans", "believes", "expects", "anticipates", "intends", or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements, made in connection with this Form 10-K that are attributable to us or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $28,713 in expenses through December 31, 2008.

The following table provides selected financial data about our company for the years ended December 31, 2008 and 2007.

             Balance Sheet Data:           12/31/08          12/31/07
             -------------------           --------          --------

             Cash                          $16,287            5,895
             Total assets                  $16,287            5,895
             Total liabilities             $ 5,000                0
             Shareholders' equity          $11,287            5,895

Cash provided by financing activities since inception through December 31, 2008 was $40,000, $15,000 from the sale of shares to our officer and director in October 2007 and $25,000 resulting from the sale of our common stock in our initial public offering to a group of 26 investors in July 2008.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the second phase of the exploration program on our claim consisting of soil surveys, trenching and sampling. In addition to the estimated cost of $10,500 for Phase 2 of the exploration program as outlined below, we anticipate spending an additional $5,000 on professional fees, including fees payable in complying with reporting obligations and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $15,500.

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
                                                              =======

The consulting geologist has completed Phase 1 of the exploration program. We have a verbal agreement with Sookochoff Consultants Inc., the consulting geology firm who prepared the geology report on our claim, to retain their services for our entire exploration program. We commenced mineral exploration activities on the claim in July 2008 and received the results from the geologist on Phase 1 of the exploration program. We are currently reviewing his report and recommendations for further exploration. If we decide to proceed with further exploration we anticipate commencing Phase 2 in fall of 2009. We expect this phase to take three weeks to complete and an additional three months for the consulting geologist to receive the results from the assay lab and prepare his report.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2008 was $16,287. We have $5,000 in outstanding liabilities, a loan from our director. The loan is non-interest bearing with no specific terms of repayment. In order to achieve our exploration program goals, we needed the funding of $25,000 from the offering of registered shares pursuant to a registration statement on Form S-1 filed with the SEC under file number

333-149626 which became effective on April 8, 2008. The offering was closed on July 21, 2008 after selling 1,000,000 shares to 26 investors.

If we experience a shortage of funds prior to completing our exploration program we may utilize funds from a director who has informally agreed to advance funds to allow us to pay for business operations, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 8. FINANCIAL STATEMENTS


MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
     PCAOB REGISTERED

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Wolfe Creek Mining, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Wolfe Creek Mining, Inc. (An Exploration Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2008 and 2007 and from inception on June 26, 2007 through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wolfe Creek Mining, Inc. (An Exploration Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2008 and 2007 and from inception on June 26, 2007 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has an accumulated deficit of $28,713, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
------------------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
January 23, 2009


                  6490 West Desert Inn Rd, Las Vegas, NV 89146
                       (702) 253-7499 Fax (702) 253-7501

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                                 Balance Sheets

                                                                                  Year ended           As of
                                                                                  December 31,       December 31,
                                                                                     2008               2007
                                                                                   --------           --------
ASSETS

Current Assets
  Cash                                                                             $ 16,287           $  5,895
                                                                                   --------           --------
Total Current Assets                                                                 16,287              5,895

Fixed Assets
  Total Fixed Assets                                                                     --                 --
                                                                                   --------           --------

      Total Assets                                                                 $ 16,287           $  5,895
                                                                                   ========           ========

LIABILITIES
  Current Liabilities
  Loan from Director                                                               $  5,000           $     --
                                                                                   --------           --------
Total Current Liabilities                                                             5,000                 --
                                                                                   --------           --------

Long term Liabilities                                                                    --                 --
                                                                                   --------           --------

      Total Liabilities                                                               5,000                 --
                                                                                   ========           ========
EQUITY
  25,000,000 Preferred Shares Authorized at $.001 par value. None Outstanding
  75,000,000 Common Shares Authorized at $.001 Par value
   4,000,000 common shares issued and outstanding                                     4,000              3,000
  Additional Paid in Capital                                                         36,000             12,000
  Accumulated Deficit during Exploration Stage                                      (28,713)            (9,105)
                                                                                   --------           --------
Total Stockholders Equity                                                            11,287              5,895
                                                                                   --------           --------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 16,287           $  5,895
                                                                                   ========           ========


   The accompanying notes are an integral part of these financial statements.

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                            Statements of Operations

                                                                                                  June 26, 2007
                                                                                                 (Inception) to
                                                         Year ended           Year ended           Year ended
                                                         December 31,         December 31,         December 31,
                                                            2008                 2007                 2008
                                                         ----------           ----------           ----------
Revenue                                                  $       --           $       --           $       --
                                                         ----------           ----------           ----------
Expenses
  General and Administrative                                 12,608                  105               12,713
                                                         ----------           ----------           ----------
      Total Expenses                                         12,608                  105               12,713
                                                         ----------           ----------           ----------
Other Income (expenses)
  Recognition of an Impairment Loss (Mineral Claims)          7,000                9,000               16,000
                                                         ----------           ----------           ----------
Income
  Income (Loss) Before Income Taxes                         (19,608)              (9,105)             (28,713)
                                                         ----------           ----------           ----------

Provision For Income Taxes                                       --                   --                   --
                                                         ----------           ----------           ----------

Net Income (Loss)                                        $  (19,608)          $   (9,105)          $  (28,713)
                                                         ==========           ==========           ==========

Basic & Diluted (Loss) per Share                             (0.005)              (0.001)              (0.001)
                                                         ----------           ----------           ----------

Weighted Average Number of Common Shares                  3,448,087            3,000,000
                                                         ----------           ----------


   The accompanying notes are an integral part of these financial statements.

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                 Statements of Stockholders' Equity (Deficiency)
                From Inception June 26, 2007 to December 31, 2008

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                                                   During
                                            Preferred Stock        Common Stock        Paid in   Exploration    Total
                                            Shares   Amount     Shares      Amount     Capital      Stage       Equity
                                            ------   ------     ------      ------     -------      -----       ------

Balance at Inception on June 26, 2007         --     $   --           --    $    --   $     --    $      --   $      --

Common Shares issued to founders on
 @ $0.005 per share, par value .001
 October 17, 2007                             --     $   --    3,000,000    $ 3,000   $ 12,000                   15,000

Net loss for the period from inception
 on June 26, 2007 to December 31, 2007                                                               (9,105)     (9,105)
                                          ------     ------    ---------    -------   --------    ---------   ---------
Balance, December 31, 2007                    --     $   --    3,000,000    $ 3,000   $ 12,000       (9,105)      5,895
                                          ======     ======    =========    =======   ========    =========   =========
Common Shares issued to individuals
 on July 21, 2008 @ $0.025 per share,
 par value .001                                                1,000,000    $ 1,000     24,000                   25,000

Net (Loss) for Year ending
 December 31, 2008                                                                                  (19,608)    (19,608)
                                          ------     ------    ---------    -------   --------    ---------   ---------

Balance, December 31, 2008                    --     $   --    4,000,000    $ 4,000   $ 36,000    $ (28,713)  $  11,287
                                          ======     ======    =========    =======   ========    =========   =========

   The accompanying notes are an integral part of these financial statements.

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                            Statements of Cash Flows

                                                                                                      June 26, 2007
                                                                                                     (Inception) to
                                                                 Year ended         Year ended         Year ended
                                                                 December 31,       December 31,       December 31,
                                                                    2008               2007               2008
                                                                  --------           --------           --------
OPERATING ACTIVITIES
  Net Income (Loss)                                               $(19,608)          $ (9,105)          $(28,713)
  Accounts Payable
  Impairment of Mineral Rights                                       7,000              9,000             18,000
                                                                  --------           --------           --------
NET CASH FROM OPERATING ACTIVITIES                                 (12,608)              (105)           (10,713)

NET CASH AFTER OPERATING ACTIVITIES                                (12,608)              (105)           (10,713)

FINANCING ACTIVITIES
  Mineral rights                                                    (7,000)            (9,000)           (18,000)
  Loan from Director                                                 5,000                 --              5,000
                                                                  --------           --------           --------
NET CASH FROM FINANCING ACTIVITIES                                  (2,000)            (9,000)           (13,000)

NET CASH AFTER OPERATING AND FINANCIAL ACTIVITIES                  (14,608)            (9,105)           (23,713)

INVESTING ACTIVITIES
  Common Shares Issued to Founders, @ $0.005 Per Share                  --             15,000             15,000
  Common Shares Issued to Individules, @ $0.025 Per Share           25,000                 --             25,000
                                                                  --------           --------           --------
NET CASH FROM INVESTING ACTIVITIES                                  25,000             15,000             40,000

NET CASH AFTER OPERATING, FINANCIAL AND INVESTING ACTIVITIES        10,392              5,895             16,287

Provision for Income Tax                                                --                 --                 --

Cash at Beginning of Period                                          5,895                 --                 --
                                                                  --------           --------           --------
CASH AT END OF PERIOD                                             $ 16,287           $  5,895           $ 16,287
                                                                  ========           ========           ========

Supplemental Disclosure of Cash Flow Information

Cash paid for:
  Interest Expense                                                $     --           $     --           $     --
                                                                  --------           --------           --------
  Income Taxes                                                    $     --           $     --           $     --
                                                                  --------           --------           --------

   The accompanying notes are an integral part of these financial statements.

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2008


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

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2008


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

The provision for income taxes for the period ended December 31, 2008 represents the minimum state income tax expense of the Company, which is not considered significant.

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2008


NOTE 4 - CONCENTRATIONS OF RISKS

CASH BALANCES

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.
All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2008


NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2008


NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2008


NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 7 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 28,713. since its inception and requires capital for its contemplated

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2008


NOTE 7 - GOING CONCERN (continued)

operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 8 - RELATED PARTY TRANSACTIONS

Kristen Paul, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

Kristen Paul, the sole officer and director of the Company, will not receive any interest on any funds that she advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

NOTE 9 - STOCK TRANSACTIONS

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

NOTE 10 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of December 31, 2007:

Preferred Shares, $ 0.001 par value: 25,000,000 shares authorized.

Common Stock, $ 0.001 par value: 75,000,000 shares authorized; 3,000,000 shares issued and outstanding.

On October 17, 2007 the Company issued a total of 3,000,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $15,000.

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                December 31, 2008


NOTE 10 - STOCKHOLDERS' EQUITY (continued)

On July 21, 2008 we sold 1,000,000 shares of our par value $0.001 common stock to a group of 26 investors for total proceeds of $25,000.

On July 21, 2008 we closed our offering of 1,000,000 shares pursuant to our registration statement on Form S-1 which became effective on April 8, 2008.

As of December 31, 2008 the Company had 4,000,000 shares of common stock issued and outstanding.

NOTE 11 - PURCHASE OF MINERAL RIGHTS AND IMPAIRMENT

On December 19, 2007, the Company entered into an agreement to acquire a Eureka Lode Mining Claim for $9000. No proven or probable reserves on the property have been established. The cost of the Mineral Rights was impaired 100% as of December 31, 2007.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Directors of the corporation are elected by the stockholders to a term of one year and serve until a successor is elected and qualified. Officers of the corporation are appointed by the Board of Directors to a term of one year and serves until a successor is duly appointed and qualified, or until he or she is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

The name, address, age and position of our officer and director is set forth below:

     Name and Address                    Age           Position(s)
     ----------------                    ---           -----------

     Kristen Paul                        45       President, Secretary,
     15868 SW Kimball Avenue                      Chief Financial Officer,
     Lake Oswego, OR  97035                       Chief Executive Officer,
                                                  Sole Director

The person named above has held her offices/positions since the inception of our Company and is expected to hold said offices/positions until the next annual meeting of our stockholders. The officer and director is our only officer, director, promoter and control person.

BACKGROUND INFORMATION ABOUT OUR OFFICER AND DIRECTOR

Kristen Paul has been president and CEO and Chairman of the Board of Directors of the company since inception. Since 2005 Kristen has been designer, ceramist and owner of Earth & Hand Studios. Kristen founded Earth & Hand Studios in 2005. Prior to that, beginning in 1998, Kristen was a consultant and sales representative for Braden Enterprises, the parent company of the Vic Braden Tennis College and Vic Braden Sports Instruction, a video/DVD/book retail business. Her experience, comprised of 15 years in sales and marketing, helped launch a successful internet sales presence. Kristen spent 9 years in the Entertainment Industry working with several production companies coordinating television commercials, documentaries and music videos.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our common stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

We intend to ensure to the best of our ability that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners are complied within a timely fashion.

CONFLICTS OF INTEREST

We believe that our officer and director may be subject to conflicts of interest. The conflicts of interest arise from her being unable to devote full time to our operations.

No policy has been implemented or will be implemented to address conflicts of interest.

In the event our officer and director resigns from her position, there may be no one to run our operations and our operations may be suspended or cease entirely.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

Currently, our officer and director receives no compensation for her services during the exploration stage of our business operations. She is reimbursed for any out-of-pocket expenses that she incurs on our behalf. In the future, we may approve payment of salaries for officers and directors, but currently, no such plans have been approved. We do not have any employment agreements in place with our sole officer and director. We also do not currently have any benefits, such as health or life insurance, available to our employees.

                           SUMMARY COMPENSATION TABLE

                                                                                 Change in
                                                                                  Pension
                                                                                 Value and
                                                                   Non-Equity   Nonqualified
                                                                   Incentive     Deferred       All
 Name and                                                            Plan         Compen-      Other
 Principal                                   Stock       Option     Compen-       sation       Compen-
 Position       Year   Salary     Bonus      Awards      Awards     sation       Earnings      sation     Totals
------------    ----   ------     -----      ------      ------     ------       --------      ------     ------
Kristen Paul,   2008     0          0           0           0          0             0            0          0
President,      2007     0          0           0           0          0             0            0          0
CEO, CFO
and Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   ----------------------------------------------
                                                                                                                    Equity
                                                                                                                   Incentive
                                                                                                       Equity        Plan
                                                                                                      Incentive     Awards:
                                                                                                        Plan       Market or
                                                                                                       Awards:      Payout
                                          Equity                                                      Number of    Value of
                                         Incentive                            Number                  Unearned     Unearned
                                        Plan Awards;                            of         Market      Shares,      Shares,
           Number of      Number of      Number of                            Shares      Value of    Units or     Units or
          Securities     Securities     Securities                           or Units    Shares or     Other         Other
          Underlying     Underlying     Underlying                           of Stock     Units of     Rights       Rights
          Unexercised    Unexercised    Unexercised   Option      Option       That      Stock That     That         That
          Options (#)    Options (#)     Unearned     Exercise  Expiration   Have Not     Have Not    Have Not     Have Not
Name      Exercisable   Unexercisable   Options (#)    Price       Date      Vested(#)     Vested      Vested       Vested
----      -----------   -------------   -----------    -----       ----      ---------     ------      ------       ------
Kristen       0               0              0           0           0           0            0           0            0
Paul

                              DIRECTOR COMPENSATION

                                                                     Change in
                                                                      Pension
                                                                     Value and
                   Fees                            Non-Equity       Nonqualified
                  Earned                            Incentive        Deferred
                 Paid in      Stock     Option        Plan         Compensation     All Other
    Name           Cash      Awards     Awards     Compensation      Earnings      Compensation     Total
    ----           ----      ------     ------     ------------      --------      ------------     -----
Kristen Paul         0          0          0             0               0               0             0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this report, the total number of shares owned beneficially by our director, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of her shares and possesses sole voting and dispositive power with respect to the shares.

     Name and Address of                 No. of            Percentage
     Beneficial Owner                    Shares           of Ownership
     ----------------                    ------           ------------

     Kristen Paul                      3,000,000               75%
     15868 SW Kimball Avenue
     Lake Oswego, OR  97035

     All Officers and
     Directors as a Group              3,000,000               75%

FUTURE SALES BY EXISTING STOCKHOLDERS

A total of 3,000,000 shares have been issued to the existing stockholder, all of which are held by our sole officer and director and are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition. Any sale of shares held by the existing stockholder (after applicable restrictions expire) may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

Our principal shareholder does not have any plans to sell her shares at any time after this offering is complete.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Kristen Paul is our sole officer and director. We are currently operating out of the premises of Kristen Paul on a rent-free basis for administrative purposes. There is no written agreement or other material terms or arrangements relating to said arrangement.

On October 15, 2007 the Company issued a total of 3,000,000 shares of common stock to Kristen Paul for cash at $0.005 per share for a total of $15,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2008, the total fees charged to the company for audit services, including quarterly reviews, were $8950, for audit-related services were $Nil, for tax services were $Nil and for other services were $Nil.

The total fees charged to the company for audit services were $Nil, for audit-related services, including quarterly reviews, were $Nil, for tax services were $Nil and for other services were $Nil during the year ended December 31, 2007.

                                     PART IV

ITEM 15. EXHIBITS

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

February 4, 2009         Wolfe Creek Mining, Inc., Registrant


                         By: /s/ Kristen Paul
                             ---------------------------------------------------
                             Kristen Paul, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 4, 2009         Wolfe Creek Mining, Inc., Registrant


                         By: /s/ Kristen Paul
                            ----------------------------------------------------
                            Kristen Paul, President, Secretary and Treasurer Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)