Form 10-Q
period 2009-03-31
Wolfe Creek Mining Inc
filed 2009-04-23
CIK 1428765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

                        Commission File Number 333-149626


                            WOLFE CREEK MINING, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                             15868 SW Kimball Avenue
                              Lake Oswego, OR 97035
          (Address of principal executive offices, including zip code)

                     Phone (503) 344-6213 Fax (503) 974-9692
                     (telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,000,000 shares as of March 31, 2009

ITEM 1. FINANCIAL STATEMENTS.

The un-audited quarterly financial statements for the period ended March 31, 2009, prepared by the company, immediately follow.

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                                 Balance Sheets
                                   (Unaudited)


                                                                    Period ended           As of
                                                                      March 31,         December 31,
                                                                        2009               2008
                                                                      --------           --------
ASSETS

Current Assets
  Cash                                                                $ 11,387           $ 16,287
                                                                      --------           --------
Total Current Assets                                                    11,387             16,287

Fixed Assets
  Total Fixed Assets                                                         0                  0
                                                                      --------           --------

Total Assets                                                          $ 11,387           $ 16,287
                                                                      ========           ========

LIABILITIES

Current Liabilities
  Loan from Director                                                  $  5,000           $  5,000
                                                                      --------           --------
Total Current Liabilities                                                5,000              5,000
                                                                      --------           --------

Long term Liabilities                                                        0                  0
                                                                      --------           --------

Total Liabilities                                                        5,000              5,000
                                                                      ========           ========
EQUITY
  25,000,000 Preferred Shares Authorized at $.001 par value
   None Outstanding
  75,000,000 Common Shares Authorized at $.001 Par value
   4,000,000 common shares issued and outstanding                        4,000              4,000
  Additional Paid in Capital                                            36,000             36,000
  Accumulated Deficit during Exploration Stage                         (33,613)           (28,713)
                                                                      --------           --------
Total Stockholders Equity                                                6,387             11,287
                                                                      --------           --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 11,387           $ 16,287
                                                                      ========           ========

   The accompanying notes are an integral part of these financial statements.

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                            Statements of Operations


                                                                                             June 26, 2007
                                                  (Unaudited)           (Unaudited)         (Inception) to
                                                 Period ended          Period ended          Period ended
                                                   March 31,             March 31,             March 31,
                                                     2009                  2008                  2009
                                                  -----------           -----------           -----------
Revenue                                           $         0           $         0           $         0
                                                  -----------           -----------           -----------
Expenses
  General and Administrative                            4,900                 4,872                17,613
                                                  -----------           -----------           -----------
Total Expenses                                          4,900                 4,872                17,613
                                                  -----------           -----------           -----------
Other Income (expenses)
  Recognition of an Impairment Loss
   (Mineral Claims)                                         0                     0                16,000
                                                  -----------           -----------           -----------
Income
  Income (Loss) Before Income Taxes                    (4,900)               (4,872)              (33,613)
                                                  -----------           -----------           -----------

Provision For Income Taxes                                 --                    --
                                                  -----------           -----------           -----------

Net Income (Loss)                                 $    (4,900)          $    (4,872)          $   (33,613)
                                                  ===========           ===========           ===========

Basic & Diluted (Loss) per Share                       (0.005)               (0.001)               (0.001)
                                                  -----------           -----------           -----------

Weighted Average Number of Common Shares            4,000,000             3,000,000
                                                  -----------           -----------


   The accompanying notes are an integral part of these financial statements.

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                 Statements of Stockholders' Equity (Deficiency)
                 From Inception June 26, 2007 to March 31, 2009

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                                                   During
                                            Preferred Stock        Common Stock        Paid in   Exploration    Total
                                            Shares   Amount     Shares      Amount     Capital      Stage       Equity
                                            ------   ------     ------      ------     -------      -----       ------

Balance at Inception on June 26, 2007         --     $   --           --    $    --   $     --    $      --   $      --

Common Shares issued to founders on
 October 17, 2007 @ $0.005 per share,
 par value .001                               --     $   --    3,000,000      3,000     12,000                   15,000

Net loss for the period from inception
 on June 26, 2007 to December 31, 2007                                                               (9,105)     (9,105)
                                          ------     ------    ---------    -------   --------    ---------   ---------
Balance, December 31, 2007                    --     $   --    3,000,000    $ 3,000   $ 12,000    $  (9,105)  $   5,895
                                          ======     ======    =========    =======   ========    =========   =========
Common Shares issued to individuals
 on July 21, 2008 @ $0.025 per share,
 par value .001                                                1,000,000    $ 1,000     24,000                   25,000

Net (Loss) for Year ending
 December 31, 2008                                                                                  (19,608)    (19,608)
                                          ------     ------    ---------    -------   --------    ---------   ---------

Balance, December 31, 2008                    --     $   --    4,000,000    $ 4,000   $ 36,000    $ (28,713)  $  11,287
                                          ======     ======    =========    =======   ========    =========   =========
Net (Loss) for Period ending
 March 31, 2009  (unaudited)                                                                         (4,900)     (4,900)
                                          ------     ------    ---------    -------   --------    ---------   ---------

Balance, March 31, 2009                       --     $   --    4,000,000    $ 4,000   $ 36,000    $ (33,613)  $   6,387
                                          ======     ======    =========    =======   ========    =========   =========


   The accompanying notes are an integral part of these financial statements.

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                            Statements of Cash Flows

                                                                                                     June 26, 2007
                                                                (Unaudited)        (Unaudited)      (Inception) to
                                                               Period ended       Period ended       Period ended
                                                                 March 31,          March 31,          March 31,
                                                                   2009               2008               2009
                                                                 --------           --------           --------
OPERATING ACTIVITIES
  Net Income (Loss)                                              $ (4,900)          $ (4,872)          $(33,613)
  Accounts Payable
  Impairment of Mineral Rights                                         --              9,000             16,000
                                                                 --------           --------           --------
NET CASH FROM OPERATING ACTIVITIES                                 (4,900)             4,128            (17,613)

NET CASH AFTER OPERATING ACTIVITIES                                (4,900)             4,128            (17,613)

FINANCING ACTIVITIES
  Mineral rights                                                       --             (9,000)           (16,000)
  Loan from Director                                                   --                 --              5,000
                                                                 --------           --------           --------
NET CASH FROM FINANCING ACTIVITIES                                     --             (9,000)           (11,000)

NET CASH AFTER OPERATING AND FINANCIAL ACTIVITIES                  (4,900)            (4,872)           (28,613)

INVESTING ACTIVITIES
  Common Shares Issued to Founders, @ $0.005 Per Share                 --                 --             15,000
  Common Shares Issued to Individules, @ $0.025 Per Share              --                 --             25,000
                                                                 --------           --------           --------
NET CASH FROM INVESTING ACTIVITIES                                     --                 --             40,000

NET CASH AFTER OPERATING, FINANCIAL AND INVESTING ACTIVITIES       (4,900)            (4,872)            11,387

Provision for Income Tax                                               --                 --                 --
Cash at Beginning of Period                                        16,287              5,895                 --
                                                                 --------           --------           --------
CASH AT END OF PERIOD                                            $ 11,387           $  1,023             11,387
                                                                 ========           ========           ========

Supplemental Disclosure of Cash Flow Information

Cash paid for:
  Interest Expense                                               $      0           $      0           $      0
                                                                 --------           --------           --------
  Income Taxes                                                   $      0           $      0           $      0
                                                                 --------           --------           --------


   The accompanying notes are an integral part of these financial statements.

                            Wolfe Creek Mining, Inc.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                 March 31, 2009


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009 and for all periods presented herein, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $33,613 in expenses through March 31, 2009.

The following table provides selected financial data about our company for the three months ended March 31, 2009.

                     Balance Sheet Data:           3/31/09
                     -------------------           -------

                     Cash                          $11,387
                     Total assets                  $11,387
                     Total liabilities             $ 5,000
                     Shareholders' equity          $ 6,387

Cash provided by financing activities since inception through March 31, 2009 was $40,000, $15,000 from the sale of shares to our officer and director in October 2007 and $25,000 resulting from the sale of our common stock in our initial public offering to a group of 26 investors in July 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2009 was $11,387. We have $5,000 in outstanding liabilities, a loan from our director. The loan is non-interest bearing with no specific terms of repayment. In order to achieve our exploration program goals, we needed the funding of $25,000 from the offering of registered shares pursuant to a registration statement on Form S-1 filed with the SEC under file number 333-149626 which became effective on April 8, 2008. The offering was closed on July 21, 2008 after selling 1,000,000 shares to 26 investors.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

As of March 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009.

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

April 21, 2009           Wolfe Creek Mining, Inc., Registrant


                         By: /s/ Kristen Paul
                             ---------------------------------------------------
                             Kristen Paul, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 21, 2009           Wolfe Creek Mining, Inc., Registrant


                         By: /s/ Kristen Paul
                            ----------------------------------------------------
                            Kristen Paul, President, Secretary and Treasurer Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)