Form 10-Q
period 2009-09-30
Wolfe Creek Mining Inc
filed 2009-11-06
CIK 1428765

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,000,000 shares as of November 3, 2009

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended September 30, 2009, prepared by the company, immediately follow.

                            Wolfe Creek Mining, Inc.
                         (An exploration stage company)
                                 Balance Sheets

                                                                    (Unaudited)
                                                                   Period ended           As of
                                                                   September 30,       December 31,
                                                                       2009               2008
                                                                     --------           --------
ASSETS

Current Assets
  Cash                                                               $  6,442           $ 16,287
                                                                     --------           --------
Total Current Assets                                                    6,442             16,287

Fixed Assets
  Total Fixed Assets                                                        0                  0
                                                                     --------           --------

Total Assets                                                         $  6,442           $ 16,287
                                                                     ========           ========

LIABILITIES

Current Liabilities
  Loan from Director                                                 $  5,000           $  5,000
                                                                     --------           --------
Total Current Liabilities                                               5,000              5,000
                                                                     --------           --------

Long term Liabilities                                                       0                  0
                                                                     --------           --------

Total Liabilities                                                       5,000              5,000
                                                                     ========           ========
EQUITY
  25,000,000 Preferred Shares Authorized at $.001 par value
   None Outstanding
  75,000,000 Common Shares Authorized at $.001 par value
   4,000,000 common shares issued and outstanding                       4,000              4,000
  Additional Paid in Capital                                           36,000             36,000
  Accumulated Deficit during Exploration Stage                        (38,558)           (28,713)
                                                                     --------           --------
Total Stockholders Equity                                               1,442             11,287
                                                                     --------           --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  6,442           $ 16,287
                                                                     ========           ========


   The accompanying notes are an integral part of these financial statements.

                            Wolfe Creek Mining, Inc.
                         (An exploration stage company)
                            Statements of Operations

                                           (Unaudited)      (Unaudited)       (Unaudited)      (Unaudited)    June 26, 2007
                                           Three months     Three months      Nine months      Nine months    (Inception) to
                                              ended            ended            ended            ended         Period ended
                                           September 30,    September 30,    September 30,    September 30,    September 30,
                                               2009             2008             2009             2008             2009
                                            ----------       ----------       ----------       ----------       ----------
Revenue                                     $       --       $       --       $       --       $       --       $       --
                                            ----------       ----------       ----------       ----------       ----------
Expenses
  General and Administrative                     2,640            2,690            9,845           10,299           22,558
                                            ----------       ----------       ----------       ----------       ----------
Total Expenses                                   2,640            2,690            9,845           10,299           22,558
                                            ----------       ----------       ----------       ----------       ----------
Other Income (expenses)
  Recognition of an Impairment Loss
   (Mineral Claims)                                 --            7,000               --            7,000           16,000
                                            ----------       ----------       ----------       ----------       ----------
Income
  Income (Loss) Before Income Taxes             (2,640)          (9,690)          (9,845)         (17,299)         (38,558)
                                            ----------       ----------       ----------       ----------       ----------

Provision For Income Taxes                          --               --               --               --               --
                                            ----------       ----------       ----------       ----------       ----------

Net Income (Loss)                           $   (2,640)      $   (9,690)      $   (9,845)      $  (17,299)      $  (38,558)
                                            ==========       ==========       ==========       ==========       ==========

Basic & Diluted (Loss) per Share                (0.005)          (0.001)          (0.005)          (0.001)          (0.001)
                                            ----------       ----------       ----------       ----------       ----------

Weighted Average Number of Common Shares     4,000,000        3,616,908        4,000,000        3,262,774
                                            ----------       ----------       ----------       ----------


   The accompanying notes are an integral part of these financial statements.

                            Wolfe Creek Mining, Inc.
                         (An exploration stage company)
                 STATEMENTS OF STOCKHOLDERS' EQUITY (Deficiency)
               From Inception June 26, 2007 to September 30, 2009

                                                                                                   Deficit
                                                                                                 Accumulated
                                                                                                   During
                                            Preferred Stock        Common Stock        Paid in   Exploration    Total
                                            Shares   Amount     Shares      Amount     Capital      Stage       Equity
                                            ------   ------     ------      ------     -------      -----       ------

Balance at Inception on June 26, 2007         --     $   --           --    $    --   $     --    $      --   $      --

Common Shares issued to founders on
 October 17, 2007 @ $0.005 per share,
 par value .001                               --     $   --    3,000,000      3,000     12,000                   15,000

Net loss for the period from inception
 on June 26, 2007 to December 31, 2007                                                               (9,105)     (9,105)
                                          ------     ------    ---------    -------   --------    ---------   ---------
Balance, December 31, 2007                    --     $   --    3,000,000    $ 3,000   $ 12,000    $  (9,105)  $   5,895
                                          ======     ======    =========    =======   ========    =========   =========
Common Shares issued to individuals
 on July 21, 2008 @ $0.025 per share,
 par value .001                                                1,000,000      1,000     24,000                   25,000

Net Loss for Year ending
 December 31, 2008                                                                                  (19,608)    (19,608)
                                          ------     ------    ---------    -------   --------    ---------   ---------
Balance, December 31, 2008                    --     $   --    4,000,000    $ 4,000   $ 36,000    $ (28,713)  $  11,287
                                          ======     ======    =========    =======   ========    =========   =========
Net (Loss) for Period ending
 March 31, 2009  (unaudited)                                                                         (4,900)     (4,900)
                                          ------     ------    ---------    -------   --------    ---------   ---------
Balance, March 31, 2009                       --     $   --    4,000,000    $ 4,000   $ 36,000    $ (33,613)  $   6,387
                                          ======     ======    =========    =======   ========    =========   =========
Net (Loss) for Period ending
 June 30, 2009  (unaudited)                                                                          (2,305)     (2,305)
                                          ------     ------    ---------    -------   --------    ---------   ---------
Balance, June 30, 2009                        --     $   --    4,000,000    $ 4,000   $ 36,000    $ (35,918)  $   4,082
                                          ======     ======    =========    =======   ========    =========   =========
Net (Loss) for Period ending
 September 30, 2009  (unaudited)                                                                     (2,640)     (2,640)
                                          ------     ------    ---------    -------   --------    ---------   ---------

Balance, September 30, 2009                   --     $   --    4,000,000    $ 4,000   $ 36,000    $ (38,558)  $   1,442
                                          ======     ======    =========    =======   ========    =========   =========


   The accompanying notes are an integral part of these financial statements.

                            Wolfe Creek Mining, Inc.
                         (An exploration stage company)
                            Statements of Cash Flows

                                                                (Unaudited)        (Unaudited)      June 26, 2007
                                                                Nine months        Nine months      (Inception) to
                                                                  ended              ended           Period ended
                                                               September 30,      September 30,      September 30,
                                                                   2009               2008               2009
                                                                 --------           --------           --------
OPERATING ACTIVITIES
  Net Income (Loss)                                              $ (9,845)          $(17,299)          $(38,558)
  Accounts Payable                                                     --                 --                 --
  Impairment of Mineral Rights                                         --              7,000             16,000
                                                                 --------           --------           --------
NET CASH FROM OPERATING ACTIVITIES                                 (9,845)           (10,299)           (22,558)

NET CASH AFTER OPERATING ACTIVITIES                                (9,845)           (10,299)           (22,558)

FINANCING ACTIVITIES
  Mineral rights                                                       --             (7,000)           (16,000)
  Loan from Director                                                   --              5,000              5,000
                                                                 --------           --------           --------
NET CASH FROM FINANCING ACTIVITIES                                     --             (2,000)           (11,000)

NET CASH AFTER OPERATING AND FINANCIAL ACTIVITIES                  (9,845)           (12,299)           (33,558)

INVESTING ACTIVITIES
  Common Shares Issued to Founders, @ $0.005 Per Share                 --                 --             15,000
  Common Shares Issued to Individules, @ $0.025 Per Share              --             25,000             25,000
                                                                 --------           --------           --------
NET CASH FROM INVESTING ACTIVITIES                                     --             25,000             40,000

NET CASH AFTER OPERATING, FINANCIAL AND INVESTING ACTIVITIES       (9,845)            12,701              6,442

Provision for Income Tax                                               --                 --                 --
Cash at Beginning of Period                                        16,287              5,895                 --
                                                                 --------           --------           --------

CASH AT END OF PERIOD                                            $  6,442           $ 18,596           $  6,442
                                                                 ========           ========           ========

Supplemental Disclosure of Cash Flow Information

Cash paid for:
  Interest Expense                                               $      0           $      0           $      0
                                                                 --------           --------           --------
  Income Taxes                                                   $      0           $      0           $      0
                                                                 --------           --------           --------


   The accompanying notes are an integral part of these financial statements.

                            Wolfe Creek Mining, Inc.
                         (An exploration stage company)
                          Notes to Financial Statements
                               September 30, 2009


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009 and for all periods presented herein, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 - SUBSEQUENT EVENTS

     On October 14, 2009 Kristen Paul, the sole officer and director of the Company sold her 3,000,000 shares of Common Stock to Green EnviroTech Corp.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

BUSINESS

Until October 14, 2009, we had been an exploration stage company engaged in the acquisition and exploration of mineral properties. Currently, we do not have material operations and are looking to complete an acquisition within the near future.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $38,558 in expenses through September 30, 2009.

The following table provides selected financial data about our company for the three months ended September 30, 2009.

                      Balance Sheet Data:           9/30/09
                      -------------------           -------

                      Cash                          $6,442
                      Total assets                  $6,442
                      Total liabilities             $5,000
                      Shareholders' equity          $1,442

Cash provided by financing activities since inception through September 30, 2009 was $40,000, $15,000 from the sale of shares to our officer and director in October 2007 and $25,000 resulting from the sale of our common stock in our initial public offering to a group of 26 investors in July 2008.

PLAN OF OPERATION

Until October 14, 2009, we had been an exploration stage company engaged in the acquisition and exploration of mineral properties. Currently, we do not have material operations and are looking to complete an acquisition within the near future.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2009 was $6,442. We have $5,000 in outstanding liabilities, a loan from our director. The loan is non-interest bearing with no specific terms of repayment. In July 2008 we secured funding of $25,000 from an offering of registered shares pursuant to a registration statement on Form S-1 filed with the SEC under file number 333-149626 which became effective on April 8, 2008. The offering was closed after selling 1,000,000 shares to 26 investors.

If we experience a shortage of funds prior to completing an acquisition, we may utilize funds from a director who has informally agreed to advance funds to allow us to pay for business operations, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

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

As of September 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.

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

ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENT

On October 14, 2009 Kristen Paul, the sole officer and director of the Company sold her 3,000,000 shares of Common Stock to Green EnviroTech Corp.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

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

November 3, 2009         Wolfe Creek Mining, Inc., Registrant


                         By: /s/ Kristen Paul
                             ---------------------------------------------------
                             Kristen Paul, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 3, 2009         Wolfe Creek Mining, Inc., Registrant


                         By: /s/ Kristen Paul
                            ----------------------------------------------------
                            Kristen Paul, President, Secretary and Treasurer, Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)