Form 10-K
period 2009-12-31
Wolfe Creek Mining Inc
filed 2010-04-08
CIK 1428765

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K
(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______
Commission File No. 333-149626

WOLFE CREEK MINING, INC.
 (Exact Name of registrant as specified in its charter)

Delaware	32-0218005
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

114 S. Main Street, Suite 201 Fond Du Lac, WI	54935-4229
(Address of Principal Executive Offices)	(Zip Code)

(209) 881-3523
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class to be so registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐     No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No ☒

As of March 24, 2010, the registrant had 59,999,895 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

(ISSURERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Registrant’s common stock as of March 24, 2010, was 59,999,895 shares.

PART I

ITEM 1. BUSINESS.

Corporate History

              Wolfe Creek Mining, Inc. (“Wolfe Creek” or the “Company”), was incorporated in the State of Delaware on June 26, 2007. On November 20, 2009, Wolfe Creek entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Green EnviroTech Acquisition Corp., a Nevada corporation, and Green EnviroTech Corp. (“Green EnviroTech”), a plastics recovery, separation, cleaning, and recycling company. Green EnviroTech is a Nevada corporation formed on October 6, 2008 under the name EnviroPlastics Corporation.  On October 21, 2009, Enviroplastics Corporation changed its name to Green EnviroTech Corp.

Pursuant to the Merger Agreement, on November 20, 2009 (the “Closing Date”), Green EnviroTech Acquisition Corp. merged with and into Green EnviroTech, resulting in Green EnviroTech becoming a wholly-owned subsidiary of the Company (the “Merger”). As a result of the consummation of the Merger Agreement, the Company issued approximately 3,000,004 shares of its common stock to the shareholders of Green EnviroTech, representing approximately 75% of the issued and outstanding common stock of the Company following the closing of the Merger. Further, the outstanding shares of common stock of Green EnviroTech were cancelled. The acquisition of Green EnviroTech is treated as a reverse acquisition, and the business of Green EnviroTech became the business of the Company. Immediately prior to the reverse acquisition, Wolfe Creek was not engaged in any active business.

References hereinafter to “Green EnviroTech”, “we”, “us”, “our” and similar words refer to the Company and its wholly-owned subsidiary, Green EnviroTech, unless the context otherwise requires. Prior to the effectiveness of the reverse acquisition, these terms refer to Green EnviroTech.  References to “Wolfe Creek” refer to the Company and its business prior to the reverse acquisition

Our common stock (“Common Stock”) is quoted  on the Over-the-Counter Bulletin Board under the symbol “WCRM.OB”.  As of the date of the filing of this annual report on Form 10-K, there has been limited trading in the Common Stock. We have a total of 75,000,000 authorized common shares with a par value of $0.001 per share and 25,000,000 authorized preferred shares. On March 11, 2010, the Company effected a 14-to-1 stock dividend, pursuant to which each stockholder of the Company was issued 14 additional shares of common stock for each share of common stock held by such shareholder as of the record date for the stock divided of March 11, 2010. As a result of this stock dividend, the number of shares of the Company’s common stock issued and outstanding increased from 4,000,000 to 60,000,000.

As of March 11, 2010 there were 59,999,895 common shares issued and outstanding. Of the outstanding shares 33,591,804 shares are held by our officers and directors and 26,408,091 shares are held by a group of 124 investors. To date there has been no active trading market.

Our mialing address is 114 S Main Street, Suite 201, Fond Du Lac, WI 54935 and our telephone number at such address is 209-881-3523.

Overview of Our Business

We are a development stage plastics recovery, separation, cleaning, and recycling company. We intend to supply recycled commercial plastics to industries such as the automotive and consumer products industries, and plan to construct large-scale plastics recycling facilities near automotive shredder locations nationwide. Operating with large national metal recycling partners, the Company, using a patent-pending process developed in conjunction with Thar Process, Inc., and Ergonomy LLC, will produce recycled commercial grade plastics ready to be re-introduced into commerce.  Additionally, with other strategic partners, we will convert waste and scrap plastic (both from its own processing and from other sources) into high-value energy products, including synthetic oil.

Each year, millions of tons of automotive shredder residue (“Shredder Residue”) containing reusable and recyclable plastics are unnecessarily disposed of in landfills.  We believe this is because, while national and global demand for recycled plastic has increased dramatically over the past decade, the technology to efficiently and effectively recycle plastic material from this residue stream has lagged behind.   This has resulted in tremendous waste and created a huge unmet market for recycled commercial plastics, creating an opportunity for someone with a cost-effective recovery process.

We now have such a process. We were formed to capitalize on the growing market to supply recycled commercial plastic to businesses which currently use or want to use recycled plastics in their products, such as the automotive and consumer products industries.  Working with our metal shredder/recycling partners, we intend to utilize our proprietary cleaning technology to take the Shredder Residue headed to landfills tainted with contaminants and convert it into two streams of recyclable material with no remaining trace of contaminants.  Using our process, plastics, rubber, and foam, can be recovered from the shedder waste.  We will use our proprietary technology to process the plastic stream, removing the contaminants and creating recycled commercial plastic material ready to be re-introduced into commerce.

Our plastic recovery process is both highly cost effective and efficient, and it dramatically reduces the amount of Shredder Residue going to landfills. Our process is environmentally responsible on multiple levels, and it will assist our customers in reducing their carbon footprint by allowing them to utilize a greater percentage of recycled material in their products.

The recovered plastics by us will be our main source of revenue.  Automotive parts manufacturers are our primary target market.  However, the use of our recycled materials isn’t limited to automotive parts.  Numerous other durable goods manufacturers utilize plastics, and recycled plastic will work in many applications. As a result, we believe there is significant demand in both domestic and international markets for these materials, and we have identified multiple targets for our output stream of recycled material, beginning with a large multi-national supplier to the automotive industry worldwide.  We believe that our customers will be able to utilize a larger percentage of highly cost-effective recycled plastic in the manufacturing process of their products and create dramatic savings over the cost of using only virgin plastic (tied to the cost of petroleum).

Automotive Parts---Our Largest Market Prospect

The automotive industry uses plastic for its durability, corrosion resistance, ease of coloring and finishing, resiliency, cost, energy efficiency, and lightweight characteristics. Utilizing lightweight manufacturing products translates directly into improved fuel usage experience and lowered costs to the consumer as well as lower costs to the manufacturer. And, the use of plastics in car bodies, along with improvements in coating technology, contribute to automobiles lasting much longer than vehicles did before the widespread use of plastics in fender liners, quarter panels, and other body parts.

According to the U.S. Department of Labor, despite news of plant closures and unemployed autoworkers, the motor vehicle and parts manufacturing industry continues to be one of the largest employers in the country and a major contributor to the US economy.

In 2006, approximately 9,200 establishments manufactured motor vehicles and motor vehicle parts. From small parts plants with a few workers to huge assembly plants that employ thousands, the largest sector of this industry is motor vehicle parts manufacturing. That industry includes electrical and electronic equipment, engines and transmissions, brake systems, seating and interior trim, steering and suspension components, air-conditioners, and motor vehicle stampings, such as fenders, tops, body parts, trim, and molding.  Plastics are a large and growing part of many of these products.

In 2001, Chrysler Motors created the “Care Car II” program to demonstrate the usage of recycled plastics in automotive design, manufacturing and materials certification.  It was thought that use of recycled plastic in vehicles would reduce costs (from the cost of virgin plastic), reduce the carbon foot print ‘created’ in production, and improve the life cycle analysis results on each vehicle. The key objectives of the “Care Car II” program were to:

1. Obtain recycled plastics;
2. Work with the supplier base responsible for the production molding of many parts and components;
3. Allow suppliers to manufacture these parts using recycled plastics, and process them using the same procedures used in manufacturing parts from virgin plastic; and
4. Demonstrate recovery technology that made plastic recycling more cost effective.

To demonstrate the “Care Car II” program, plastics were recovered from shredder residue including PP/PE (Polypropylene/Polyethylene), ABS (Acrylonitrile butadiene styrene), PUR( Polyurethane) as well as foam and rubber. These materials were then used to create over 150 pounds of recycled plastic that could replace virgin plastics in a new vehicle.  The program vehicles’ parts (molded from recycled plastics) were then subjected to accelerated durability testing and met all Chrysler’s performance and material specifications. The vehicles were subsequently shown at the following technical and public events in 2002:

• New York Auto Show;
• Paris Auto Show;
• GPEC International Plastics Convention, Detroit, MI;
• Automotive Reporters Review, New York, NY;
• Washington, DC (Received Environmental Award for the Year);
• Senior Management- DaimlerChrysler, Auburn Hills, MI. and Stuttgart Germany; and
• Ford Motor Company, GM, Mercedes and Porsche.

This demonstration program received numerous write-ups in technical magazines, SAE (Society of Automotive Engineers) Papers, newspapers and proved that substantial cost savings were available to automotive manufacturers through the use of recycled plastic material. It was determined that 100-150 pounds of recycled plastic could be implemented into automotive plastics components for both the interior and exterior parts of new vehicles.  However, at the time in 2001, the necessary production, recovery, and cleaning technologies (removal of PCB’s (Polychlorinated biphenyls)) for recycling plastics from waste were lacking, thus making large-scale operations unfeasible.

Today, our cleaning technologies can provide a viable stream of recycled plastics into commerce.  We intend to take advantage of the increasing market for recycled goods, starting with automotive parts, and to assist companies facing growing mandates to utilize recyclable material in their products.  With our strategic partners, we will focus on industries faced with rising material costs and searching for ways to apply and introduce “green” technology and materials to their products.  Our technology will allow these industries to reduce manufacturing costs and decrease the carbon footprint of their products.

Ironically, the automotive recyclers will supply the Shredder Residue used by Green EnviroTech to create commercially recycled plastics from the shredding of old vehicles.  Currently, about 15,000,000 automobiles are shredded every year in the US alone.   According to the Institute for Scrap Recycling Industries (ISRI) and US Car data, each vehicle contains roughly 300 pounds of plastics (recyclable potential: 4.5  billon pounds per year) that can be recycled by our process.  Therefore, we create a virtuous circle of recycling: Shredder Residue from old vehicles creating recycled plastics then sold to major automotive manufacturers for use in new vehicles.

The Green EnviroTech “Plastistract™” Separation Process

Our recycling process begins by receiving Shredder Residue generated by metal recycling companies. The Shredder Residue is separated into four (4) distinct streams of material:  plastics, foam, rubber, and waste. The automated separation of shredder residue is a mechanical process developed by one of our strategic partners and shareholder, Central Manufacturing located in Groveland, IL.

Once the plastics are separated from the shredder residue, they are ground into inch-long pieces and the cleaning process starts.  With our patent pending, proprietary technology we then remove any contaminants from the plastics stream using a single step process consisting of a combination of two liquefied gases under pressure. This innovative cleaning system is effective and extremely cost efficient.

Plastic resin which has been surface contaminated is submerged in a liquefied gas mixture.  The gas mixture works to remove the contaminants in a unique way.  A propane component of the mixture dissolves the heavy "oils" and "waxes" because of its high solvent capability.  A carbon dioxide component provides light oil removal, a small molecule to reach deep into the material, and a safety blanket for the propane.  Throughout the system, the plastic resin is contacted with the gas or liquid stream of the mixture and agitated to ensure complete removal of the contaminants.  The liquid mixture is then distilled for reuse while the contaminants are safely collected.  We have termed the entire process “Plastistract™”, an illustration of which is provided below.

              Once cleaned, the plastic stream is then separated into three (3) separate streams using sink float technology. The separated streams are then sent through a metal detector and are ready for market—either packaged, or sent into a rail car or bulk truck ready for use by our compounding partner. The three (3) output streams offered for sale will include a PP/PE mix, an ABS / HIPS mix, and mixed plastics.   Rubber and foam waste streams will be disposed of, and any plastic waste will be utilized in the P2Ffuel conversion process wherever possible.

We plan to combine our proprietary technology and the experience of our management team to further streamline and improve this process over time. Our on-going research and development efforts will be focused on continually improving the characteristics and quality of the recycled plastics, thus allowing our customers to use increased percentages of recycled material in their end products. We plan to provide plastics parts manufacturing industries with increasing cost savings, production efficiencies, and environmentally friendly methods, which will allow them to integrate commercially recycled plastics into the production of new products too.

Compounding After Cleaning and Separation

The Modern Plastics Encyclopedia (1995) defines “plastics compounding” as: the incorporation of additional ingredients to base plastic types needed for processing to create optimal properties in the finished material. These ingredients may include additives to improve a polymer's physical properties, stability or processability.

Compounding is usually required for recycled materials for the following reasons:

1.	It allows virgin materials to be mixed with recycled materials to meet material specifications for performance and recycled material content (minimum: 25%) targets;
2.	It allows additives to be compounded into the recycled material to meet target application requirements;
3.
Recycled materials are typically ground from parts that produce flakes. The compounding process turns them into pellets that can be more easily handled by traditional plastics processing equipment; and

4.
It provides a very important homogenization step. Recycled materials are usually a mix of many different grades of the same basic material. Even though the materials might be from the same family, differences in molecular weight, copolymer ratios, etc. can lead to a mixed material having poor homogeneity. The intensive physical mixing in a molten polymer that is achieved during extrusion can homogenize different grades of materials.

Chemical Resources, Inc. of Chesapeake, VA., will provide compounding services for us and our end-user customers.  They have a facility within ten (10) miles of a projected Company plant location, and have easy access to multiple modes of transportation including truck, rail, and ship on the site.

Facilities Locations Reduce Transportation Costs

We keep our own production costs to a minimum by locating our recycling facilities in close proximity to metal shredders, and thus our shredder residue source material.  Over thirty (30) potential sites nationally (and one hundred forty (140) sites internationally) have been identified with the assistance of one of our strategic partners, Sadoff & Rudoy Metals. Additionally, we project to have one facility on the same site as our plastics compounding partner, which will dramatically reduce our shipping costs and (necessary) price mark-ups to end user customers.  At these sites, we intend to build or lease its facilities to minimize transportation costs, to potentially reduce land and plant costs, and to help create and foster relationships with our various partners’ industries.  This location strategy will continually benefit both our suppliers and customers.

Facilities Development Plan

Due to their proximity to both major shredder residue supply and our compounding partner, during the next twelve months, the Company expects to build an approximately 120,000 square foot plant in Fond Du Lac, Wisconsin. Provided funding is received, the Company will be able to break ground in May 2010 and start to install equipment in October 2010. The Company has been negotiating to have a contractor build to suit the plant. The site has rail access that will allow the Company to ship its finished product to a compounding plant in Chesapeake, VA or local compounders to be processed. The plant will operate 24 hours a day 7 days a week, and process approximately 100,000 tons of Shredder Residue per year.

On December 12, 2009, we entered into an (i) equipment purchase and installation agreement (the “Purchase Agreement”) with Plast2Fuel Corporation (“Plas2Fuel”), (ii) oil marketing and distribution agreement with Plas2Fuel (the “Oil Marketing Agreement”), and (iii) license agreement with Plas2Fuel (the “License Agreement”).

Pursuant to the Purchase Agreement, we agreed to purchase, and Plas2Fuel agreed to sell and install, a twelve vessel waste plastic to oil recycling system (the “System”), for a purchase price of $5,595,645. We agreed to pay the purchase price in five payments, with the first payment, in the amount of $1,678,693, due on March 1, 2010, and the last payment, in the amount of $559,564, due on September 15, 2010. On March 29, 2010 Green EnviroTech and Plas2Fuel agreed to extend all installment payments with the first payment to start May 31, 2010. The new dates are as follows: $1,678,693 due on May 31, 2010, $1,119,129 due on July 31, 2010, September 14, 2010, and October 15, 2010, and $559,565 due on November 15, 2010.

Pursuant to the Oil Marketing Agreement, we agreed to provide to Plas2Fuel, on an exclusive basis, the synthetic oil generated by the System, meeting the specifications set forth therein, and Plas2Fuel agreed to broker the oil for sale to third parties, for a commission of 10%. The Oil Marketing Agreement has a term a five years commencing on December 12, 2009, which will renew automatically for successive one year terms unless either party provides written notice at least 90 days prior to such renewal.

Pursuant to the License Agreement, Plas2Fuel agreed to grant us a limited license to use Plas2Fuel’s proprietary technology and information in connection with operation of the System at our facilities, for a license fee of 10% of Net Oil Revenue.

Strategic Partners and Business Synergies

We have identified and are communicating with a large number of businesses that are indicating they are willing to act as key strategic partners in this operation.  Additionally, we are in discussions with a large, international logistics company who is a plastics compounder who can provide us with compounding services, transportation services and operating facilities.   We are also pursuing a joint-venture relationship, which will allow us to convert “mixed ” plastic  to crude oil.

We believe that our strategic partners will play an integral role in supplying us with source material, logistics, co-production of materials, and sales.  We believe that our transportation partner will increase hauling volume and get facilities leases; our compounding partner gets new business volume; and our fuels conversion partner will get a steady, lower-cost source of feedstock.

Sales and Marketing

While we intend to focus our initial sales and marketing efforts on the automotive parts manufacturing business, we also expect to begin approaching multiple durable goods (appliance) manufacturers in year one as well. Our efforts will include direct sales to auto and durable goods companies, as well as to various parts suppliers.

Product Focus

Keys to Recycled Plastics Sales include having products that are:

•	Free of substances of concern;
•	Lower Cost (than virgin);
•	Green/environmentally responsible;
•	Able to provide Improved Life Cycle Analysis;
•	Able to Reduced Carbon Foot Print in manufacturing process;
•	Offered in large production volumes; and
•	Able to meet Quality Control Standards.

Potential Customers:

Our potential customers include automotive parts suppliers and car manufactures.

Other Markets--Opportunities

Durable Goods Plastics

Manufactured items with a useful life of more than three (3) years, including automobiles, appliances, computers, etc., are referred to as durable goods. Plastics can reduce energy consumption for all of these industries, providing a substantial saving in production costs.

Manufacturers of durable goods choose plastics for other reasons as well. Appliance manufacturers use plastics because of their ease of fabrication, wide range of design potential, and thermal, electrical, and acoustic insulation.  Plastic insulation in refrigerators and freezers helps reduce operations costs to the consumer.  Plastics characteristics can significantly reduce production and use energy consumption and greenhouse gas generation, thus creating an environmentally friendly (“green”) marketing opportunity.  In major household appliances, plastic parts can increase product life of some appliances by as much as sixty seven percent (67%), and the possible applications for injection molded plastic parts are virtually unlimited.  For example:

1)	Use of durable, inexpensive plastic parts in refrigerators, freezers and air conditioners helps control costs;

2)	Injection molded plastic parts have improved efficiency of major appliances by more than 30 percent since the early 1970’s; and

3)	Injection molded plastic components help appliances resist corrosion.

Some examples of white goods products/parts using plastic and/or recycled plastic are:

Washing Machine / Dryers	Refrigerators
Agitators	Ice Trays
Knobs	Ice Makers
Switches	Shelves
Gears	Drawers
Lint Filters	Handles

Dishwashers	Air Conditioners
Baskets	Vents
Dish racks	Knobs/Switches
Rollers	Panels
Panels	Fan Blades
Door Seals	Blower Wheels
Water Tubes / Inlets
Valves

Refrigerators	Microwave Ovens
Ice Trays	Handles
Ice Makers	Trays
Shelves	Switches
Drawers

In light of the above, the appliance industry represents another potential market for us. Additional potential markets also include off road vehicles, garden tools, including lawn mowers, and related potential markets in Asia.  As we are able to open more of our facilities nationally, we would be able to approach these potential markets with our ability to reduce their demand for the use of the landfills.

Competition

Given the substantial size and scope of the plastics industry worldwide, and the commoditized nature of many of its “sub-markets” we recognize that we will be operating in a volatile, and highly competitive international environment consisting of large and small petroleum, chemical, and compounding companies.  Our competitive edge nationally and we believe internationally is our ability to locate our facilities next to large producers of shredded waste normally headed to the landfill.  We will be able to capture this waste direct from the source thus saving transportation costs.  We believe no one would be able to undercut our pricing.

Employees

As of the date of the filing of this annual report on Form 10-K, we have three (3) employees who are full-time and are also our executive officers.  We also have two (2) part time employees.  We consider our employee relations to be good.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Compliance with Government Regulation

We will be required to comply with various environmental laws and regulations enacted in the jurisdictions in which we operate which govern the manufacture, importation, handling and disposal of certain materials used in our operations. We are in the process of establishing procedures to address compliance with current environmental laws and regulations and we monitor our practices concerning the handling of environmentally hazardous materials.

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We own a number of registered, applied-for and/or unregistered trademarks and service marks that we use in connection with our businesses, including “Plastistract™”. Currently, we are developing a patent-pending process in conjunction with Ergonomy LLC and Thar Process, Inc. We have no other current plans for any other registrations such as copyrights, franchises, concessions, royalty agreements or labor contracts.

Need for Government Approval for its Products or Services

We are not required to apply for or have any government approval for our products or services.  We have to obtain local permits for the location of our facilities; we see no problems obtaining these permits.

Research and Development Costs During the Last Two Years

We have not expended funds for research and development costs since inception.

ITEM 1A. RISK FACTORS

Risks Related to our Business

We are currently not profitable and may never become profitable.

We have a history of losses totaling $696,087 through December 31, 2009 and we expect to incur additional substantial operating losses for the foreseeable future and we may never achieve or maintain profitability.  We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability.  We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock and investors would in all likelihood lose their entire investment.

Our independent registered auditors have expressed doubt about our ability to continue as a going concern.

Because we have not generated revenue since our inception, our auditors included in their report for the year ended December 31, 2009, an emphasis of matter paragraph in its independent auditors’ report stating that there is significant doubt about the Company’s ability to continue as a going concern.

Our business is difficult to evaluate because we have no operating history and an uncertain future.

We have no operating history upon which to evaluate our present business and future prospects.  We face risks and uncertainties relating to our ability to implement our business plan successfully.  Our operations are subject to all of the risks inherent in the establishment of a new business enterprise generally.  The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the formation of a new business, the commencement of operations and the competitive environment in which we operate.  If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations, financial condition and prospects will be materially harmed.

We will need significant additional capital, which we may be unable to obtain.

As of December 31, 2009, we had no cash available. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures.  Accordingly we need significant additional capital to fund our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are unable to raise substantial capital, investors will lose their entire investment.

If our strategy is unsuccessful, we will not be profitable and our stockholders could lose their investment.

We do not believe there are track records for companies pursuing our strategy, and there is no guarantee that our strategy will be successful or profitable. If our strategy is unsuccessful, we will fail to meet our objectives and not realize the revenues or profits from the business we pursue, which would cause the value of the Company to decrease, thereby potentially causing in all likelihood, our stockholders to lose their investment.

Our business will be dependent on a few large suppliers for feedstock and is vulnerable to changes in availability or supply of such feedstock.

We intend to derive our feedstock from suppliers who are operating large automotive shredders. Any substantial alteration or termination of our contracts or agreements with those particular suppliers may have a material adverse effect on our revenue as we may be unable to run our operation at capacity without a sufficient source of feedstock.

We will rely on several large customers for our product and are vulnerable to dramatic shifts in their industry.

We intend to focus on selling our product to the automotive industry initially, for use in production of new automobiles.  Most of our customers and end users are subject to budgetary and political constraints which may delay or limit purchases of our products, and we will have no control over those decisions.

We may be unable to successfully execute any of our identified business opportunities or other business opportunities that we determine to pursue.

We currently have a limited corporate infrastructure. In order to pursue business opportunities, we will need to continue to build our infrastructure and operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:

•	our ability to raise substantial additional capital to fund the implementation of our business plan;

•	our ability to execute our business strategy;

•	the ability of our products and services to achieve market acceptance;

•	our ability to manage the expansion of our operations and any acquisitions we may make, which could result in increased costs, high employee turnover or damage to customer relationships;

•	our ability to attract and retain qualified personnel;

•	our ability to manage our third party relationships effectively; and

•	our ability to accurately predict and respond to the rapid technological changes in our industry and the evolving demands of the markets we serve.

Our failure to adequately address any one or more of the above factors could have a significant impact on our ability to implement our business plan and our ability to pursue other opportunities that arise.

If we are unable to manage our intended growth, our prospects for future profitability will be adversely affected.

We intend to aggressively expand our marketing and sales program.  Rapid expansion may strain our managerial, financial and other resources.  If we are unable to manage our growth, our business, operating results and financial condition could be adversely affected.  Our systems, procedures, controls and management resources also may not be adequate to support our future operations.  We will need to continually improve our operational, financial and other internal systems to manage our growth effectively, and any failure to do so may lead to inefficiencies and redundancies, and result in reduced growth prospects and profitability.

Our insurance policies may be inadequate in a catastrophic situation and potentially expose us to unrecoverable risks.

We will have limited commercial insurance policies.  Any significant claims against us would have a material adverse effect on our business, financial condition and results of operations.  Insurance availability, coverage terms and pricing continue to vary with market conditions.  We endeavor to obtain appropriate insurance coverage for insurable risks that we identify, however, we may fail to correctly anticipate or quantify insurable risks. We may not be able to obtain appropriate insurance coverage, and insurers may not respond as we intend to cover insurable events that may occur.  We have observed rapidly changing conditions in the insurance markets relating to nearly all areas of traditional corporate insurance.  Such conditions have resulted in higher premium costs, higher policy deductibles and lower coverage limits.  For some risks, we may not have or maintain insurance coverage because of cost or availability.

We may become liable for damages for violations of environmental laws and regulations.

We are subject to various environmental laws and regulations enacted in the jurisdictions in which we operate which govern the manufacture, importation, handling and disposal of certain materials used in our operations. We are in the process of establishing procedures to address compliance with current environmental laws and regulations and we monitor our practices concerning the handling of environmentally hazardous materials. However, there can be no assurance that our procedures will prevent environmental damage occurring from spills of materials handled by the Company or that such damage has not already occurred. On occasion, substantial liabilities to third parties may be incurred. We may have the benefit of insurance maintained by the Company. However, the Company may become liable for damages against which it cannot adequately insure or against which it may elect not to insure because of high costs or other reasons.

We face intense competition and may not be able to successfully compete.

The Company currently does not have direct competitors in the capacity range we target. However, there can be no assurance that: (i)  the Company will not have direct competition in the future, (ii) that such competitors will not substantially increase the resources devoted to the development and marketing of their products and services that compete with those of the Company, or (iii) that new or existing competitors will not enter the market in which the Company is active.

We rely on key personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our success depends in large part upon the abilities and continued service of our executive officers and other key employees, particularly Mr. Gary DeLaurentiis, our Chief Executive Officer, Andrew Kegler, our Chief Technology Officer, and Jeff Chartier, our President.  There can be no assurance that we will be able to retain the services of such officers and employees.  Our failure to retain the services of our key personnel could have a material adverse effect on the Company.   In order to support our projected growth, we will be required to effectively recruit, hire, train and retain additional qualified management personnel.  Our inability to attract and retain the necessary personnel could have a material adverse effect on the Company.  We have no “key man” insurance on any of our key employees.

Risks Related to the Common Stock

There is limited trading market for the Common Stock.

Our Common Stock is eligible for quotation on the Over-the-Counter Bulletin Board. However, to date there has been limited trading market for the Common Stock, and we cannot give assurance that a more active trading market will develop. The lack of an active, or any, trading market will impair a stockholder’s ability to sell his shares at the time he wishes to sell them or at a price that he considers reasonable.  An inactive market will also impair our ability to raise capital by selling shares of capital stock and will impair our ability to acquire other companies or assets by using common stock as consideration.

Stockholders may have difficulty trading and obtaining quotations for our Common Stock.

There has been limited trading market for our Common Stock does not actively trade, and the bid and asked prices for our Common Stock on the Over-the-Counter Bulletin Board may fluctuate widely in the future. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of our Common Stock, and would likely reduce the market price of our Common Stock and hamper our ability to raise additional capital.

The market price of our Common Stock is likely to be highly volatile and subject to wide fluctuations.

Dramatic fluctuations in the price of our Common Stock may make it difficult to sell our Common Stock. The market price of our Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•
dilution caused by our issuance of additional shares of Common Stock and other forms of equity securities in connection with (i) future capital financings to fund our operations and growth, and (ii) attracting and retaining valuable personnel and in connection with future strategic partnerships with other companies;

•	variations in our quarterly operating results;

•	announcements that our revenue or income are below or that costs or losses are greater than analysts’ expectations;

•	the general economic slowdown;

•	sales of large blocks of our Common Stock;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•	fluctuations in stock market prices and volumes.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our Common Stock and/or our results of operations and financial condition.

The ownership of our Common Stock is highly concentrated in our officers.

Based on the 59,999,895 shares of Common Stock outstanding as of March 1, 2010, Gary DeLaurentiis our Chief Executive Officer, Andrew Kegler, our Chief Technology Officer, and Jeff Chartier, our President,  beneficially own approximately 55.9% of our outstanding Common Stock. As a result, Mr. DeLaurentiis, Mr. Kegler and Mr. Chartier have the ability to exercise control over our business by, among other items, their voting power with respect to the election of directors and all other matters requiring action by stockholders. Such concentration of share ownership may have the effect of discouraging, delaying or preventing, among other items, a change in control of the Company.

Our founders received their shares of our Common Stock at a price of $.01 per share.

Our founders received their shares of our Common Stock at a price of $.01 per share. The low purchase price for such shares may make it more likely that the shares will be sold at lower trading prices. The sale of such shares into the market could have a depressive effect on the trading price of our Common Stock, if then traded.

The Common Stock will be subject to the “penny stock” rules of the SEC, which may make it more difficult for stockholders to sell the Common Stock.

The United States Securities and Exchange Commission (the “Commission”) has adopted Rule 15g-9 which establishes the definition of a "penny stock" for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The regulations applicable to penny stocks may severely affect the market liquidity for the Common Stock and could limit an investor’s ability to sell the Common Stock in the secondary market.

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward looking statements does not apply to the Company.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, the Company will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by the Company contained a material misstatement of fact or was misleading in any material respect because of the Company’s failure to include any statements necessary to make the statements not misleading. Such an action could adversely effect our financial condition.

The Company has not paid dividends in the past and does not expect to pay dividends for the foreseeable future.  Any return on investment may be limited to the value of the Common Stock.

No cash dividends have been paid on the Common Stock. We expect that any income received from operations will be devoted to our future operations and growth. The Company does not expect to pay cash dividends in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as the Company’s board of directors may consider relevant. If the Company does not pay dividends, the Common Stock may be less valuable because a return on an investor’s investment will only occur if the Company’s stock price appreciates.

ITEM 1B. UNRESOLVED STAFF COMMENTS

NOT APPLICABLE

ITEM 2. PROPERTIES.

We do not currently own or rent any property. Each executive is currently using an office in their home. The mail for the company is currently received at a mail drop box located at 114 S. Main Street, Suite 201, Fond Du Lac, WI 54935.

ITEM 3. LEGAL PROCEEDINGS.

We are not party to any legal proceedings.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITES.

Market Information

Our Common Stock is eligible for quotation on the Over-the-Counter Bulletin Board under the symbol “WCRM.OB”.   For the periods indicated, the following table sets forth the high and low bid prices per share of common stock.

Fiscal Quarter	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
First Quarter Ended March 31	$.006667	$.006667	$-	$-
Second Quarter Ended June 30	$.006667	$.006667	$-	$-
Third Quarter Ended September 30	$.006667	$.006667	$-	$-
Fourth Quarter Ended December 31	$.006667	$.006667	$-	$-

Holders

As of March 31, 2010 there were 59,999,895 shares of $0.001 par value common stock issued and outstanding. Of the outstanding shares 33,591,804 shares are held by our officers and directors and 26,408,091 shares are held by a group of 124 investors.

Dividends

We have never declared or paid any cash dividends on our Common Stock. The Company currently intends to retain future earnings, if any, to finance the expansion of its business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon the existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has not adopted any equity compensation plans as of December 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA.

NOT APPLICABLE

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Statements in this annual report on Form 10-K may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this annual report on Form 10-K, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K and in other documents which we file with the Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this annual report on Form 10-K.

Plan of Operation

Green EnviroTech is a Nevada corporation formed on October 6, 2008 under the name EnviroPlastics Corporation.  On October 21, 2009, EnviroPlastics Corporation changed its name to Green EnviroTech Corp.

Wolfe Creek is a Delaware corporation formed on June 26, 2007.  In November 2009, the Company entered into an Agreement and Plan of Merger (“Agreement”) with Wolfe Creek Mining, Inc. (“Wolfe Creek”) by which the Company will exchange 100% of their issued and outstanding shares for 3,000,004 shares of Wolfe Creek. There will be an acquisition subsidiary formed to complete the transaction which will be in the form of a reverse triangular merger. The Company will be the accounting acquirer in the transaction.

We are a development stage plastics recovery, separation, cleaning, and recycling company. We intend to supply recycled commercial plastics to industries such as the automotive and consumer products industries, and plan to construct large-scale plastics recycling facilities near automotive shredder locations nationwide. Operating with large national metal recycling partners, the Company, using a patent-pending process developed in conjunction with Thar Process, Inc., will produce recycled commercial grade plastics ready to be re-introduced into commerce.  Additionally, with other strategic partners, we will convert waste and scrap plastic (both from its own processing and from other sources) into high-value energy products, including synthetic oil.

Each year, millions of tons of automotive shredder residue (“Shredder Residue”) containing reusable and recyclable plastics are unnecessarily disposed of in landfills.  We believe this is because, while national and global demand for recycled plastic has increased dramatically over the past decade, the technology to efficiently and effectively recycle plastic material from this residue stream has lagged behind.   This has resulted in tremendous waste and created a huge unmet market for recycled commercial plastics, creating an opportunity for someone with a cost-effective recovery process.

Green EnviroTech now has such a process. We were formed in 2008 under the name  EnviroPlastics Corp. and changed our name in October 2009 to Green EnviroTech Corp. We were formed to capitalize on the growing market to supply recycled commercial plastic to businesses which currently use or want to use recycled plastics in their products, such as the automotive and consumer products industries.  Working with our metal shredder/recycling partners, we intend to utilize our proprietary cleaning technology to take the Shredder Residue headed to landfills stained with contaminants and convert it into two streams of recyclable material with no remaining trace of contaminants.  Using our process, plastics, rubber, and foam, can be recovered from the shedder waste.  We intend to use our proprietary technology to process the plastic stream, removing the contaminants and creating recycled commercial plastic material ready to be re-introduced into commerce.

Our plastic recovery process is both highly cost effective and efficient, and it dramatically reduces the amount of Shredder Residue going to landfills. Our process is environmentally responsible on multiple levels, and it will assist our customers in reducing their carbon footprint by allowing them to utilize a greater percentage of recycled material in their products.

The recovered plastics by us will be our main source of revenue.  Automotive parts manufacturers are our primary target market.  However, the use of our recycled materials isn’t limited to automotive parts.  Numerous other durable goods manufacturers utilize plastics, and recycled plastic will work in many applications. As a result, we believe there is significant demand in both domestic and international markets for these materials, and we have identified multiple targets for our output stream of recycled material, beginning with a large multi-national supplier to the automotive industry worldwide.  We believe that our customers will be able to utilize a larger percentage of highly cost-effective recycled plastic in the manufacturing process of their products and create dramatic savings over the cost of using only virgin plastic (tied to the cost of petroleum).

Since our formation, we have concentrated on developing our business strategy and obtaining financing.  We are a plastics recovery, separation, cleaning, and recycling company. We intend to supply recycled commercial plastics to industries such as the automotive and consumer products industries, and plan to construct large-scale plastics recycling facilities near automotive shredder locations nationwide. Operating with large national metal recycling partners, the Company, using a patent-pending process developed in conjunction with Ergonomy LLC and Thar Process, Inc., will produce recycled plastics ready to be re-introduced into commerce.  Additionally, with other strategic partners, we will convert waste and scrap plastic (both from its own processing and from other sources) into high-value energy products, including synthetic oil.

During the next six months, the Company expects to build an approximately 120,000 square foot plant in Fond du Lac, WI. Provided funding is received the company will be able to break ground in May and start to install equipment in September 2010. We do not have any financing agreements and there can be no assurance that we will receive adequate funding. Without adequate funding we will not be able to build the plant and may have to cease operations. The company has successfully negotiated and entered into contract with CR Meyer to construct a build to suit the plant. The site has rail access that will allow the Company to ship its finished product to a compounding plant in Chesapeake, VA or local compounders to be processed.  The plant will operate 24 hours a day 7 days a week, and process approximately 100,000 tons of Shredder Residue per year.

The financial positions of Wolfe Creek Mining, Inc. and Green EnviroTech Corp. as of December 31, 2009 are reflected in the Audited Pro Forma Consolidated Balance Sheets. The cash and liabilities as shown are a result of cash injected into the companies by their directors as a purchase of stock or loan by a director to the company. The cash was used for operations of the companies during their development stages.

Results of Operations

Green EnviroTech Corp. since inception on October 6, 2008 has expended its financial resources toward the completion of its development stage and to procure funding for its first plant of operation in Fond Du Lac, Wisconsin.  Negotiations for the purchase of equipment needed in the plant as well as the engineering and design of the plant have been ongoing.   Thus, the Company’s financial resources have been used for travel and professional services in the form of engineering, design, legal and accounting.  The wages and professional fees as reflected in the December 31, 2009 financials are $498,183 over the same expenses of $58,235 from time of inception through December 31, 2008. There has been a total of $556,418 incurred wages and professional fees since inception through December 31, 2009.  This increase is a result of the company’s efforts in engineering and design related to the equipment and building projections on the Fond Du Lac plant as previously mentioned.   The general and administrative expenses as reflected in the December 31, 2009 financials in the amount of $119,899 show the amounts expended for legal, accounting and financing purposes.  There were substantial increases in legal and accounting fees as a result of the Company's reporting obligations with the Securities and Exchange Commission.   From October 6, 2008 (inception) through December 31, 2009, we did not generate any revenue.

As previously stated the company generated no revenues and thus had no cost of revenues, nor did it have any gross profit. The company is still in its development stage.

Wages and professional fees and general administrative expenses from October 6, 2008 (inception) through December 31, 2009 were $676,317.

The Company had non operating expenses of $19,712 from October 6, 2008 (inception) through December 31, 2009.  The increase in non operating expense of $19,654 was the accrued interest on the working capital notes the company incurred during the year ended December 31, 2009.

As a result of the above, the Company had a net loss of $676,317 from October 6, 2008 (inception) through December 31, 2009.

Liquidity and Capital Resources

   Green EnviroTech Corp on December 31, 2009 had a balance of cash in the bank in the amount of $23 and had accounts payable to vendors in the amount of $354,095.  It has a loan payable-other in the amount of $300,000.  This loan was to one individual and was used for working capital and to fund the expenses involved in the merger as previously discussed in the business section.  The loan payable to related party was a working capital loan to the Company in the amount of $270,290 by its chief executive officer, Mr. Gary DeLaurentiis.  The equity of the Company is further explained in the notes to the Pro-Froma Financial Statements.

The following table provides selected financial data about our company for the years ended December 31, 2009 and 2008.

Balance Sheet Data:	12/31/09	12/31/08

Cash	$23	$0
Construction in Progress	$60,073	$0
Total assets	$60,096	$0
Accts payable accrued expenses	$354,095	$58
Loan Payable – Other	$300,000	$0
Loan Payable – Related Party	$270,290	$8,642
Total liabilities	$924,385	$8,700
Shareholders' equity	$(864,289)	$(8,700)

Cash provided by financing activities since inception through December 31, 2009 was $343,853. $30,000 was the result from the sale of shares to our officers and directors, $43,563(net) as a result of a loan from one individual and $270,290 was a loan from a related party, the company CEO.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

NOT APPLICABLE

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this annual report on Form 10-K beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 On December 23, 2009, the Company dismissed Seale and Beers, CPAs (“Seale and Beers”) the Company’s independent registered public accounting firm. Seale and Beers never served as the independent registered public accounting firm for Green EnviroTech Corp.  The financial statements for Green EnviroTech Corp. for the year ended December 31, 2008 were audited by KBL, LLP (“KBL”).  The Company’s financial statements for the years ended December 31, 2008 and 2007 were audited by a previously dismissed auditor.

From August 6, 2009, when Seale and Beers was engaged though the subsequent interim period ended September 30, 2009 (i) there were no disagreements between the Company and Seale and Beers on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Seale and Beers would have caused Seale and Beers to make reference to the matter in its reports on the Registrant’s financial statements; and  (ii) there were no reportable events as the term is described in Item 304(a)(1)(v) of Regulation S-K. Seale and Beers’ report on the review of the Registrant's interim financial statements for the quarter ended September 30, 2009 included a going-concern qualification.

On December 18, 2009, we engaged KBL, LLP (“KBL”) to serve as our  independent registered public accounting firm for the year ending December 31, 2009.  During  the period from October 6, 2008 (inception) through the fiscal year ended December 31, 2008 and subsequent interim periods through September 30, 2009 neither the Company  nor anyone acting on its behalf consulted with KBL on any matters or events set forth in Item 304(a)(2) of Regulation S-K.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  They  have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of December 31, 2009, as further described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
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

As of December 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial Statements as of December 31, 2009.  These material weaknesses can be rectified by an injection of funding needed to hire personnel to fill the positions needed to carry out the necessary duties for adequate internal controls.  Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate when funding permits, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. Further, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2010.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Below are the names and certain information regarding the Company’s executive officers and directors following the acquisition of Green EnviroTech.

Name	Age	Position
Gary M. DeLaurentiis	65	Chief Executive Officer and Chairman
Andy Kegler	44	Chief Technology Officer and Director
Jeff Chartier	46	President and Director
Wayne Leggett	64	Chief Financial Officer

Directors serve until the next annual meeting of stockholders or until their successors are elected and qualified.  Officers serve at the discretion of the board of directors.

Gary M. De Laurentiis, Chairman and Chief Executive Officer

Mr. De Laurentiis, 65, has been our Chief Executive Officer since July 2009.  Prior to that he served as our Chief Operating Officer from September 2008 until July 2009.  Mr. DeLaurentiis has been active in the plastics recycling business for nearly 20 years. In partnership with the Chinese government, he designed and built his first plastics recycling plant in 1987. In the years since, he has designed, remodeled, built and operated plants in Mexico, North Carolina, Ohio, Florida, California and Canada for both local governments and private industries. From 1992 to 1995, Mr. De Laurentiis worked directly with the state government in Campeche, Mexico, living on-site for eighteen (18) months while directing the entire project. In 1996, an Ohio based group recruited Mr. De Laurentiis to open a shuttered recycling plant. Mr. De Laurentiis left the Company in 1999 to start ECO2 Plastics Inc. Subsequently, he left Eco2 Plastics in September 2008 to start Green EnviroTech.

Andrew Kegler , Chief Technology Officer and Director

Mr. Kegler, 44, has been our Chief Technology Officer and a Director since 2008. He holds multiple patents/patents pending for  chemical and mechanical equipment design, and has long been involved in process and project management. Mr. Kegler has design experience in rotating machinery, sheet metal, pressure vessels, pneumatics, hydraulics, PLC and electronics, thermodynamics, fluid mechanics, and plastic injection molded parts.  He led teams at American Dryer Corp. & Alliance Laundry Systems, LLC (Speed Queen) in developing first commercially introduced CO2 dry cleaning machines. Mr. Kegler is currently a consultant & designer of CO2 cleaning machines across multiple other industries, including plastics and food processing.  He has a demonstrated history of leadership with diverse groups of technical personnel, and supervisory experience with engineering teams and union labors. Mr. Kegler’s knowledge of company structures with regard to technical business decisions, creative approaches to problem solving and his experience in new product development, budgeting and production validation make him an invaluable member of any technical team. In 1986, Mr. Kegler earned a Bachelor of Science degree in Mechanical Engineering from Roger Williams University.

Jeff Chartier, President

Mr. Chartier, 46, was elected to serve as the president of the Company on January 14, 2009. From October 2002 until December 2009, Mr. Chartier was the President and Chief Executive Officer of Chartier Financial which provides expertise in securities brokerage, trading, and 401-K services.   Before heading up his own company Mr. Chartier was Vice President at Morgan Stanley for seven years.  Mr. Chartier attended UCLA.

Wayne Leggett, CFO

   Mr. Leggett, 64, was elected to serve as the Company’s Chief Financial Officer in March 2010.  An accredited accountant with 35 years of experience, Mr. Leggett has extensive knowledge in tax accounting, financial statements, budgeting and cash flow analysis.  He was the former Assistant Treasurer for The Goldfield Corporation, a listed American Stock Exchange company, responsible for cash flow analysis, budget variances, consolidated statements and SEC filings.  Over the past 35 years he also has conferred with clients on major purchases, cash flows, budgets and growth matters.  Mr. Leggett has served as CFO of Corporate Host Development, Inc., Austin, Texas where he performed the duties of acquisitions, feasibility studies and financing.   Mr. Leggett joined Fuji Corporation as the Comptroller/Manager reporting to headquarters the monthly and annual reports concerning operations in the Phoenix area for 5 years.  Mr. Leggett received his Bachelor of Science in Business Administration from the University of Central Florida and is a member of the National Society of Accountants.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of our Common Stock, to file with the Commission initial reports of ownership and reports of changes of ownership of our Common Stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

We do not have affiliated persons required to file reports under Section 16(a) of the Exchange Act.

Code of Ethics

We do not currently have a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller, or persons performing similar functions.  Because we have only limited business operations and three (3) officers and two (2) directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

Audit Committee

We do not currently have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, or a committee performing similar functions.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

 The following table sets forth all compensation paid in respect of our Chief Executive Officer and those executive officers who received compensation in excess of $100,000 per year for the period from October 6, 2008 (date of inception) to December 31, 2009. No executive officer of the Company received compensation in excess of $100,000 per year for the period from October 6, 2008 (date of inception) to December 31, 2009.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gary DeLaurentiis	2009	0							0
Chief Executive Officer and Chairman

Jeff	2009	0							0
Chartier
President and
Director

Employment Agreements

Employment Agreement with Gary De Laurentiis

In February 2010, the Company entered into an employment agreement with Gary De Laurentiis. Pursuant to this Employment Agreement, Mr. De Laurentiis will serve as the Company’s Chief Executive Officer and will be paid a salary of $350,000 per annum. Pursuant to the this Employment Agreement, Mr. De Laurentiis, is to be granted options to purchase shares of the Company’s common stock as follows:

●
an incentive ten year option to purchase up to 200,000 shares of the Company’s common stock at an exercise price equal to $4.50, the closing price of the Company’s common stock on the OTCBB on February 18, 2010, which shall vest in 66,667 amounts on each of November 1, 2010 and 2011 and 66,666 on November 1, 2012, assuming the Executive is employed by the Company on such vesting dates.

The term of the employment agreement is for 36 months unless earlier terminated pursuant to the Employment Agreement.   After the initial term of employment, the agreement shall automatically renew for successive one year periods until the Company or Mr. De Laurentiis notifies the other that it does not intend to renew.

Employment Agreement with Jeffrey Chartier

In February 2010, the Company and Jeffrey Chartier entered into an employment agreement. Pursuant to this Employment agreement, Mr. Chartier will serve as the Company’s president and will be paid a salary of $300,000 per annum.  Pursuant to the employment agreement Mr. Chartier is to be granted options to purchase shares of the Company’s common stock as follows:

●
an incentive ten year option to purchase up to 200,000 shares of the Company’s common stock at an exercise price equal to $4.50, the closing price of the Company’s common stock on the OTCBB on February 18, 2010, which shall vest in 66,667 amounts on each of November 1, 2010 and 2011 and 66,666 on November 1, 2012, assuming the Executive is employed by the Company on such vesting dates.

The term of this Agreement is for 12 months, unless it is terminated earlier, and it shall be automatically be renewed for successive one year periods until the Company or Mr. Chartier notifies the other of their intent not to renew.

Employment Agreement with Andrew Kegler

In February 2010, the Company entered into an employment agreement with Andrew Kegler. Pursuant to this Agreement, Mr. Kegler will serve as the Company’s Chief Technology Officer.   Mr. Kegler will be paid a salary of $200,000 per year.  Pursuant to the employment agreement the Company is to grant Mr. Kegler Options to purchase the Company’s common stock as follows:

●
an incentive ten year option to purchase up to 200,000 shares of the Company’s common stock at an exercise price equal to $4.50, the closing price of the Company’s common stock on the OTCBB on February 18, 2010, which shall vest in 66,667 amounts on each of November 1, 2010 and 2011 and 66,666 on November 1, 2012, assuming the Executive is employed by the Company on such vesting dates.

The term of this Agreement is for 12 months, unless it is terminated earlier, and it shall be automatically be renewed for successive one year periods until the Company or Mr. Kegler notifies the other of their intent not to renew.

Director Compensation

No director of the Company received any compensation for services as director for the year ended December 31, 2009.

Compensation Committee

The Company has no compensation committee and does not rely on a compensation consultant in determining the amount or form of executive and director compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of December 31, 2009 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Directors and Officers:
Gary M. De Laurentiis	1,020,000	25.49%
Andy Kegler	359,890	9%

All officers and directors as a group ( 2 persons)
	1,379,890	34.49%
Beneficial owners of more than 5%:
Lalit Chordia(3)	471,807	12%
Jeff Chartier(4)	299,700	7.49%

* Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is 114 S Main Street Suite 201 Fond Du Lac, WI 54935.
(2)
Applicable percentage ownership is based on 3,999,993 shares of Common Stock outstanding as of December 31, 2009 together with securities exercisable or convertible into shares of Common Stock within 60 days of December 31, 2009 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Options or Warrants to purchase shares of Common Stock that are currently exercisable or exercisable within 60 days of December 31, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	The address for Lalit Chordia is 730, William Pitt Way, Pittsburg PA.
(4)	The address for Jeff Chartier is 227 Mott Street, New York, New York, 10012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

 Certain Relationships and Related Transactions

Gary De Laurentiis has provided Green EnviroTech with an unsecured line of credit of up to $ 1,000,000. Interest on the line of credit is 4% per annum. As of December 31, 2009, Mr. De Laurentiss has loaned the Company $ 270,290 pursuant to the line of credit and there is interest due of $ 3,267.

Director Independence

Our directors are not independent as that term is defined under the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVIES.

For the year ended December 31, 2009, the total fees charged to the company for audit services, including quarterly reviews, were $15,000, for audit-related services were $Nil, for tax services were $Nil and for other services were $10,000.

The total fees charged to the company for audit-related services, including quarterly reviews, were $8,950, for tax services were $Nil and for other services were $Nil during the year ended December 31, 2009.

ITEM 15. EXHIBITS, FINACIAL STATEMENTS AND SCHEDULES.

Exhibit Number	Description
3.1
Articles of Incorporation of Wolfe Creek Mining, Inc. (Incorporated by reference to our registration statement on Form S-1 (File No. 333-149626), filed with the Securities and Exchange Commission on March 11, 2008)

3.2	By-Laws of Wolfe Creek Mining, Inc. (Incorporated by reference to our registration statement on Form S-1 (File No. 333-149626), filed with the Securities and Exchange Commission on March 11, 2008)

10.1
Agreement and Plan of Merger, dated November 20, 2009, by and among Wolfe Creek Mining, Inc., Green Enviro Tech Corp. and Green EnviroTech Acquisition Corp. (Incorporated by reference to our current report on Form 8-K filed with the Securities Exchange Commission on November 25, 2009)

10.2
Equipment Purchase and Installation Agreement, dated December 12, 2009, by and among Green Enviro Tech Corp., and Plast2Fuel Corporation (Incorporated by reference to our current report on Form 8-K filed with the Securities Exchange Commission on January 29, 2009)

10.3
Oil Marketing and Distribution Agreement, dated December 12, 2009, by and among Green Enviro Tech Corp. and Plast2Fuel Corporation (Incorporated by reference to our current report on Form 8-K filed with the Securities Exchange Commission on January 29, 2009)

10.4
License Agreement, dated December 12, 2009, by and among Green Enviro Tech Corp. and Past2Fuel Corporation (Incorporated by reference to our current report on Form 8-K filed with the Securities Exchange Commission on January 29, 2009)

10.5	Employment Agreement between Wolfe Creek Mining, Inc. and Gary De Laurentiis

10.6	Employment Agreement between Wolfe Creek Mining, Inc. and Jeffrey Chartier

10.7	Employment Agreement between Wolfe Creek Mining, Inc. and Andrew Kegler

21.1	List of Subsidiaries

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLFE CREEK MINING, INC.

Date: April 8, 2010	By:	/s/ Gary M. De Laurentiis
Gary M. De Laurentiis Chief Executive Officer (Principal Executive Officer)

Date: April 8, 2010	By:	/s/ Wayne Leggett
Wayne Leggett Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Gary M. De Laurentiis	Chief Executive Officer and Chairman of the Board	April 8, 2010
Gary M. De Laurentiis	(Principal Executive Officer)

By: /s/ Wayne Leggett		April 8, 2010
Wayne Leggett	Chief Financial Officer (Principal Financial and Accounting Officer)

By: /s/ Jeffrey Chartier		April 8, 2010
Jeffrey Chartier	President and Director

WOLFE CREEK MINING, INC.
 (A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheet as of December 31, 2009 and 2008	F-3

Consolidated Statements of Operations For the Year Ended December 31, 2009 and Period October 6, 2008 (Inception) through December 31, 2008 and Period October 6, 2008 (Inception) through December 31, 2009
F-4
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) For the Years Ended December 31, 2009 and 2008	F-5

Consolidated Statements of Cash Flows For the Year Ended December 31, 2009 and Period October 6, 2008 (Inception) through December 31, 2008 and Period October 6, 2008 (Inception) through December 31, 2008
F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Directors of
Wolfe Creek Mining, Inc.

We have audited the accompanying consolidated balance sheets of Wolfe Creek Mining, Inc. (the "Company") (a development stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended December 31, 2009 and period October 6, 2008 (Inception) through December 31, 2008 and for the period October 6, 2008 (Inception) through December 31, 2009. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wolfe Creek Mining, Inc. (a development stage company) as of December 31, 2009 and 2008, and the results of its statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2009 and period October 6, 2008 (Inception) through December 31, 2008 and period October 6, 2008 (Inception) through December 31, 2009 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in process of executing its business plan and expansion. The Company has not generated significant revenue to this point, however, has been successful in raising funds in their private placement. The lack of profitable operations and the need to continue to raise funds raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/KBL, LLP

New York, NY
April 7, 2010

WOLFE CREEK MINING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
CURRENT ASSETS
Cash	$23	$-
Total current assets	23	-

Fixed Assets
Construction in progress	60,073	-

TOTAL ASSETS	$60,096	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$354,095	$58
Loan payable - other	300,000	-
Loan payable - related party	270,290	8,642
Total current liabilities	924,385	8,700

TOTAL LIABILITIES	924,385	8,700

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 100,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized,
3,999,993 and 8,824,000* shares issued and outstanding	4,000	8,824
Additional paid in capital	-	79,411
Deficit accumulated during the development stage	(868,289)	(96,935)
Total stockholders' equity (deficit)	(864,289)	(8,700)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$60,096	$-

* Represents issued and outstanding shares of GreenEnviroTech Corp. as of December 31, 2008

The accompanying notes are an integral part of these consolidated financial statements.

WOLFE CREEK MINING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2009 AND
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH DECEMBER 31, 2008 AND
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH DECEMBER 31, 2009

		OCTOBER 6, 2008	OCTOBER 6, 2008
		(INCEPTION)	(INCEPTION)
	YEAR ENDED	THROUGH	THROUGH
	DECEMBER 31, 2009	DECEMBER 31, 2008	DECEMBER 31, 2009

REVENUE	$-	$-	$-

COST OF REVENUES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
Wages and professional fees	498,183	58,235	556,418
General and administrative	81,257	38,642	119,899
Total operating expenses	579,440	96,877	676,317

NON-OPERATING EXPENSES
Interest expense	19,712	58	19,770
Total non-operating expenses	19,712	58	19,770

NET (LOSS)	$(599,152)	$(96,935)	$(696,087)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,999,993	3,999,993	3,999,993

NET (LOSS) PER SHARE	$(0.15)	$(0.02)	$(0.17)

The accompanying notes are an integral part of these consolidated financial statements.

WOLFE CREEK MINING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance - June 26, 2007 (Inception of Wolfe	-	$-	-	$-	$-	$-	$-
Creek Mining, Inc.)

Common shares issued to founders for cash	-	-	2,999,993	3,000	12,000	-	15,000

Net loss for the period	-	-	-	-	-	(9,105)	(9,105)

Balance - December 31, 2007	-	-	2,999,993	3,000	12,000	(9,105)	5,895

Common shares issued for cash	-	-	1,000,000	1,000	24,000	-	25,000

Net loss for the year	-	-	-	-	-	(19,608)	(19,608)

Balance - December 31, 2008	-	-	3,999,993	4,000	36,000	(28,713)	11,287

Net loss for the period January 1, 2009 through
November 20, 2009 - date
of merger with Green EnviroTech Corp.	-	-	-	-	-	(9,845)	(9,845)

Net effect of recapitalization with GreenEnviroTech
Corp. including repurchase and subsequent
cancellation of shares and issuance of new shares	-	-	-	-	(208,202)	(310,350)	(518,552)

To reclassify negative paid in capital to retained earnings	-	-	-	-	172,202	(172,202)	-

Net loss for the period November 21, 2009 through
December 31, 2009	-	-	-	-	-	(347,179)	(347,179)

Balance - December 31, 2009	-	$-	3,999,993	$4,000	$-	$(868,289)	$(864,289)

The accompanying notes are an integral part of these consolidated financial statements.

WOLFE CREEK MINING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARENDED DECEMBER 31, 2009 AND
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH DECEMBER 31, 2008 AND
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH DECEMBER 31, 2009

		OCTOBER 6, 2008	OCTOBER 6, 2008
		(INCEPTION)	(INCEPTION)
	YEAR ENDED	THROUGH	THROUGH
	DECEMBER 31, 2009	DECEMBER 31, 2008	DECEMBER 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(599,152)	$(96,935)	$(696,087)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Common stock issued for services	-	58,235	58,235

Change in assets and liabilities
Increase in accounts payable and accrued expenses	354,037	58	354,095
Total adjustments	354,037	58,293	412,330
Net cash (used in) operating activities	(245,115)	(38,642)	(283,757)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures related to construcition of building	(60,073)	-	(60,073)
Net cash used in investing activities	(60,073)	-	(60,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	30,000	30,000
Proceeds received from loan payable - related party	261,648	8,642	270,290
Proceeds received from loan payable - other	43,563	-	43,563
Net cash provided by financing activities	305,211	38,642	343,853

NET INCREASE IN CASH AND CASH EQUIVALENTS	23	-	23

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$23	$-	$23

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,900	$-	$5,900

NON-CASH SUPPLEMENTAL INFORMATION:
Stock issued for services	$-	$58,235	$58,235
Payment of common shares by third party	$256,437	$-	$256,437

The accompanying notes are an integral part of these consolidated financial statements.

WOLFE CREEK MINING, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

Wolfe Creek Mining, Inc. (the “Company”) was incorporated on June 26, 2007 under the laws of the State of Delaware. The Company up until November 20, 2009 was primarily engaged in the acquisition and exploration of mining properties.

On November 20, 2009, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Green EnviroTech Acquisition Corp., a Nevada corporation and wholly-owned subsidiary of the Company (“Subsidiary”) and Green EnviroTech Corp., a Nevada corporation (“Green EnviroTech”).

On October 6, 2008, Green EnviroTech (formerly EnviroPlastics Corp) was incorporated in the State of Nevada.

The Company is a plastics recovery, separation, cleaning, and recycling company, with the intent to supply recycled commercial plastics to industries such as the automotive and consumer products industries, and it plans to construct large-scale plastics recycling facilities near automotive shredder locations nationwide. Operating in conjunction with large national recycling partners, the Company using a patent pending process developed in conjunction with Thar Process, Inc. will produce recycled commercial grade plastics ready to be re-introduced into commerce. Additionally, the Company will convert waste and scrap plastic into high-value energy products, including synthetic oil.

Pursuant to the Merger Agreement, on November 20, 2009 (the “Closing Date”), the Subsidiary merged with and into Green EnviroTech resulting in Green EnviroTech becoming a wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, the Company issued 3,000,004 shares of its common stock (the “Acquisition Shares”) to the shareholders of Green EnviroTech, representing 75% of the issued and outstanding common stock following the closing of the Merger. The outstanding shares of Green EnviroTech were cancelled.

In October 2009, Kristen Paul, the owner of 3,000,000 shares of the Company’s common stock sold her shares to Green EnviroTech Corp. These shares were cancelled. With the cancellation of those shares, Kristen Paul resigned as the sole officer and director and was replaced by former officers of Green EnviroTech.

The transaction was recorded as a reverse merger, and the historical financial information is that of Green EnviroTech Corp.

On December 12, 2009, Green EnviroTech entered into an (i) equipment purchase and installation agreement (the “Purchase Agreement”) with Plas2Fuel Corporation (“Plas2Fuel”), (ii) oil marketing and distribution agreement with Plas2Fuel (the “Oil Marketing Agreement”), and (iii) license agreement with Plas2Fuel (the “License Agreement”).

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Pursuant to the Purchase Agreement, Green EnviroTech agreed to purchase, and Plas2Fuel agreed to sell and install, a twelve vessel waste plastic to oil recycling system (the “System”), for a purchase price of $5,595,645. Green EnviroTech agreed to pay the purchase price over five installments, with the first installment, in the amount of $1,678,693 due on March 1, 2010, $1,119,129 due on April 1, 2010, May 15, 2010, and July 1, 2010, and $559,565 due on September 15, 2010.  On March 29, 2010 Green EnviroTech and Plas2Fuel agreed to extend all installment payments with the first payment to start May 31, 2010. The new dates are as follows: $1,678,693 due on May 31, 2010, $1,119,129 due on July 31, 2010, September 14, 2010, and October 15, 2010, and $559,565 due on November 15, 2010.

Pursuant to the Oil Marketing Agreement, Green EnviroTech agreed to provide to Plas2Fuel, on an exclusive basis, the synthetic oil generated by the System, meeting the specifications set forth in the Oil Marketing Agreement, and Plas2Fuel agreed to broker the oil for sale to third parties, for a commission of 10%. The Oil Marketing Agreement has a term of five years commencing on December 12, 2009, which will renew automatically for successive one year terms unless either party provides written notice at least 90 days prior to such renewal.

Pursuant to the License Agreement, Plas2Fuel agreed to grant Green EnviroTech a limited license to use Plas2Fuel’s proprietary technology and information in connection with operation of the System at Green EnviroTech’s facilities, for a license fee of 10% of Net Oil Revenue.

On December 4, 2009, the Company formed Green EnviroTech Wisconsin, Inc., (“GET WISC”) a Wisconsin Corporation. GET WISC was inactive through December 31, 2009.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

WOLFE CREEK MINING, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has generated losses totaling $599,152 and $96,935 for the year ended December 31, 2009 and period October 6, 2008 (Inception) through December 31, 2008, and needs to raise additional funds to carry out their business plan.

The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations.

The Company has had very little operating history to date. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

Besides generating revenues from proposed operations, the Company may need to raise additional capital to expand operations to the point at which the Company can achieve profitability. The terms of equity that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s officers and directors may need to contribute funds to sustain operations.

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to the corporate formation and the raising of capital.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

WOLFE CREEK MINING, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.

The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Costs of maintenance and repairs will be charged to expense as incurred. The Company through December 31, 2009, incurred some engineering and design costs on a facility they are planning to build. All of these costs are non-depreciable until the facility is in service.

Recoverability of Long-Lived Assets

The Company reviews long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.

Fair Value of Financial Instruments

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company does not utilize derivative instruments.

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting.  Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

WOLFE CREEK MINING, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company will generate revenue from sales as follows:

1)	Persuasive evidence of an arrangement exists;
2)	Delivery has occurred or services have been rendered;
3)	The seller’s price to the buyer is fixed or determinable, and
4)	Collectable is reasonably assured.

The Company anticipates that the plastics that are recovered will be their main source of revenue, with the automotive parts manufacturers being the primary market. However, the use of the Company’s recycled materials is not limited to just automotive parts, therefore the Company will market numerous other industries both domestically and internationally.

In addition, the Company believes that they will generate revenue from joint ventures with companies in the waste oil and waste plastics recycling businesses, including royalties generated by the sale of synthetic oil products developed by the joint venture partners.

(Loss) Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented. The following is a reconciliation of the computation for basic and diluted EPS:

WOLFE CREEK MINING, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

	December 31,	December 31,
	2009	2008

Net loss	$(599,152)	$(96,935)

Weighted-average common shares
outstanding (Basic)	3,999,993	3,999,993

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	3,999,993	3,999,993

Goodwill and Other Intangible Assets

Impairment of Excess Purchase Price over Net Assets Acquired (Goodwill and Other Long-Term Assets) – The Company determines impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill. ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with ASC 350.  ASC 350 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC 360, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  The Company’s assessment for impairment of assets involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, and considers year-end the date for its annual impairment testing, unless information during the year becomes available that requires an earlier evaluation of impairment testing.

WOLFE CREEK MINING, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of December 31, 2009, no additional accrual for income taxes is necessary.

Recent Issued Accounting Standards

In September 2006, ASC issued 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 is not expected to have a material impact on the consolidated financial statements.

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007, the ASC issued ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements. ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of ASC 810-10-65 will have on the Company’s financial position, results of operations or cash flows.

In December 2007, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.

WOLFE CREEK MINING, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is to be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In March 2008, ASC issued ASC 815, Disclosures about Derivative Instruments and Hedging Activities”, (“ASC 815”). ASC 815 requires enhanced disclosures about an entity’s derivative and hedging activities. These enhanced disclosures will discuss: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not believe that ASC 815 will have an impact on their results of operations or financial position.

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through April 7, 2010, the date the consolidated financial statements were issued.

WOLFE CREEK MINING, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

In April 2008, the FASB issued ASC 350, “Determination of the Useful Life of Intangible Assets”. The Company adopted ASC 350 on October 1, 2008. The guidance in ASC 350 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350 will materially impact their financial position, results of operations or cash flows.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurement and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820)- Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not believe this standard will impact their financial statements.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

WOLFE CREEK MINING, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 3-	STOCKHOLDERS’ EQUITY (DEFICIT)

The Company was established with two classes of stock, common stock – 75,000,000 shares authorized at a par value of $0.001; and preferred stock – 25,000,000 shares authorized at a par value of $0.001.

On October 17, 2007, the Company issued 2,999,993 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $15,000.

On July 17, 2008, the Company sold 1,000,000 shares of common stock to a group of 26 investors for cash in the amount of $0.025 per share for a total of $25,000 pursuant to a registration statement on Form S-1 which became effective on April 8, 2008.

In October 2009, Kristen Paul, the owner of 2,999,993 shares of the Company’s common stock sold her shares to Green EnviroTech Corp. These shares were cancelled. With the cancellation of those shares, Kristen Paul resigned as the sole officer and director and was replaced by former officers of Green EnviroTech.

Pursuant to the Merger Agreement, on November 20, 2009 (the “Closing Date”), the Subsidiary merged with and into Green EnviroTech resulting in Green EnviroTech becoming a wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, the Company issued 2,999,993 shares of its common stock (the “Acquisition Shares”) to the shareholders of Green EnviroTech, representing 75% of the issued and outstanding common stock following the closing of the Merger. The outstanding shares of Green EnviroTech were cancelled.

As of December 31, 2009, there were 3,999,993 shares issued and outstanding.

The Company has not issued any preferred stock, options or warrants to date.

NOTE 4-	LOAN PAYABLE – RELATED PARTY

The Company had an unsecured, loan payable in the form of a line of credit with their CEO. The CEO had provided a line of credit up to $200,000 at 4% interest per annum to the Company to cover various expenses and working capital infusions of cash until the Company can be funded. This loan was extended from the original due date of December 31, 2009 to December 31, 2010 and the amount has been increased from $200,000 to $1,000,000. The CEO has advanced $270,290 through December 31, 2009. The interest accrued for the year ended December 31, 2009 and period October 6, 2008 (inception) through December 31, 2008 is $3,267 and $58, respectively.

NOTE 5-	LOAN PAYABLE – OTHER

The Company entered into a loan payable in the amount of $300,000 with an un-related third party on October 7, 2009. The loan matures January 29, 2010. Interest is due and payable on the first of the month for the prior month’s interest. The loan has a 15% interest rate. The Company has incurred $10,603 in interest for the period October 7, 2009 through December 31, 2009. The entire amount is accrued for and included in accounts payable and accrued expenses in the consolidated balance sheet at December 31, 2009.

WOLFE CREEK MINING, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 6-	PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

As of December 31, 2009, there is no provision for income taxes, current or deferred.

Net operating losses	$236,670
Valuation allowance	(236,670)
$-

At December 31, 2009, the Company had a net operating loss carry forward in the amount of $696,087, available to offset future taxable income through 2029.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the year ended December 31, 2009 and period October 6, 2008 (inception) through December 31, 2008 is summarized below.

Federal statutory rate	(34.0)%
State income taxes, net of federal benefits	0.0
Valuation allowance	34.0
0%

NOTE 7-	FAIR VALUE MEASUREMENTS

The Company adopted certain provisions of ASC Topic 820. ASC 820 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

Level 1 inputs: Quoted prices for identical instruments in active markets.

Level 2 inputs: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 inputs: Instruments with primarily unobservable value drivers.

WOLFE CREEK MINING, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 7-	FAIR VALUE MEASUREMENTS (CONTINUED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total

Cash	23	-	-	23

Total assets	23	-	-	23

NOTE 8-	COMMITMENTS

On December 12, 2009, Green EnviroTech entered into an (i) equipment purchase and installation agreement (the “Purchase Agreement”) with Plas2Fuel Corporation (“Plas2Fuel”), (ii) oil marketing and distribution agreement with Plas2Fuel (the “Oil Marketing Agreement”), and (iii) license agreement with Plas2Fuel (the “License Agreement”).

Pursuant to the Purchase Agreement, Green EnviroTech agreed to purchase, and Plas2Fuel agreed to sell and install, a twelve vessel waste plastic to oil recycling system (the “System”), for a purchase price of $5,595,645. Green EnviroTech agreed to pay the purchase price over five installments, with the first installment, in the amount of $1,678,693 due on March 1, 2010, $1,119,129 due on April 1, 2010, May 15, 2010, and July 1, 2010, and $559,565 due on September 15, 2010. On March 29, 2010 Green EnviroTech and Plas2Fuel agreed to extend all installment payments with the first payment to start May 31, 2010. The new dates are as follows: $1,678,693 due on May 31, 2010, $1,119,129 due on July 31, 2010, September 14, 2010, and October 15, 2010, and $559,565 due on November 15, 2010.

Pursuant to the Oil Marketing Agreement, Green EnviroTech agreed to provide to Plas2Fuel, on an exclusive basis, the synthetic oil generated by the System, meeting the specifications set forth in the Oil Marketing Agreement, and Plas2Fuel agreed to broker the oil for sale to third parties, for a commission of 10%. The Oil Marketing Agreement has a term of five years commencing on December 12, 2009, which will renew automatically for successive one year terms unless either party provides written notice at least 90 days prior to such renewal.

Pursuant to the License Agreement, Plas2Fuel agreed to grant Green EnviroTech a limited license to use Plas2Fuel’s proprietary technology and information in connection with operation of the System at Green EnviroTech’s facilities, for a license fee of 10% of Net Oil Revenue.

WOLFE CREEK MINING, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 9-	SUBSEQUENT EVENTS

The Company declared a fifteen to one (15:1) stock dividend on January 14, 2010 whereby each stockholder of record on January 28, 2010 will receive these shares of common stock for every share of common stock which such stockholder owns.  The date of record and payment for the stock dividend took place on March 11, 2010.

The Company executed on February 19, 2010 employment contracts for the hire of its Chief Executive Officer for a term of 36 months with one year automatic extensions and its President and Chief Technology Officer for a term of 12 months with one year automatic extensions. Each contract provides for base and incentive salary as well as carries a ten year stock option incentive for the purchase of up to 200,000 of the Company’s common shares at the exercise price of $4.50 which was the closing price of the Company’s common stock on the OTCBB on February 18, 2010.  These shares shall vest in 66,667 amounts on each of November 1, 2010 and 2011 and 66,666 on November 1, 2012, assuming the Executive is employed by the Company on such vesting dates.

The Company in agreement with Plas2Fuel Corporation on March 29, 2010 signed an addendum to extend its installment payments on the equipment purchase contract with Plas2Fuel.  See Notes 1 and 8 for further details on the contract and the addendum concerning the extension.