Form 10-Q
period 2010-03-31
Wolfe Creek Mining Inc
filed 2010-05-12
CIK 1428765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________  to __________.

Commission file number 333-149626

WOLFE CREEK MINING, INC.
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	32-0218005 (I.R.S. Employer Identification No.)

114 S. Main Street, Suite 201 Fond Du Lac, WI (Address of principal executive offices)	54935-4229 (Zip Code)

Registrant’s telephone number: (209) 881-3523

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No ☒

As of  May 5, 2010, there were 60,239,395 shares of the issuer’s common stock outstanding.

WOLFE CREEK MINING, INC.

i

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

WOLFE CREEK MINING, INC.
 (A DEVELOPMENT STAGE COMPANY)
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pages
Condesned Consolidated Financial Statements:
Condensed Consolidated Balance Sheet as of March 31, 2010 (Unaudited) and December 31, 2009	2
Condensed Consolidated Statements of Operations (Unaudited) For the Three Months Ended March 31, 2010 and March 31, 2009 and Period October 6, 2008 (Inception) through March 31, 2010	3
Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficit) For the Three Months Ended March 31, 2010 and the Year Ended December 31, 2009 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2010 and March 31, 2009 and Period October 6, 2008 (Inception) through March 31, 2010 (Unaudited)	5
Notes to Condesned Consolidated Financial Statements	6

WOLFE CREEK MINING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS

CURRENT ASSETS
Cash	$186,090	$23
Total current assets	186,090	23

Fixed Assets
Construction in progress	69,135	60,073

TOTAL ASSETS	$255,225	$60,096

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$562,266	$354,095
Loan payable - other	335,000	300,000
Loan payable - related party	591,606	270,290
Total current liabilities	1,488,872	924,385

TOTAL LIABILITIES	1,488,872	924,385

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized,
59,999,895 shares issued and outstanding	60,000	60,000
Additional paid in capital	-	-
Deficit accumulated during the development stage	(1,293,647)	(924,289)
	(1,233,647)	(864,289)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$255,225	$60,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOLFE CREEK MINING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH MARCH 31, 2010

			(Unaudited)
			OCTOBER 6, 2008
			(INCEPTION)
	THREE MONTHS	THREE MONTHS	THROUGH
	MARCH 31, 2010	MARCH 31, 2009	MARCH 31, 2010

REVENUE	$-	$-	$-

COST OF REVENUES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
Wages and professional fees	347,626	-	904,044
General and administrative	10,439	3,392	130,338
Total operating expenses	358,065	3,392	1,034,382

NON-OPERATING EXPENSES
Interest expense	11,293	27	31,063
Total non-operating expenses	11,293	27	31,063

NET (LOSS)	$(369,358)	$(3,419)	$(1,065,445)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	59,999,895	59,999,895	59,999,895

NET (LOSS) PER SHARE	$(0.01)	$(0.00)	$(0.02)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOLFE CREEK MINING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND THE YEAR ENDED DECEMBER 31, 2009
UNAUDITED

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance - June 26, 2007 (Inception of Wolfe Creek Mining, Inc.)	-	$-	-	$-	$-	$-	$-

Common shares issued to founders for cash	-	-	44,999,895	45,000	(30,000)	-	15,000

Net loss for the period	-	-	-	-	-	(9,105)	(9,105)

Balance - December 31, 2007	-	-	44,999,895	45,000	(30,000)	(9,105)	5,895

Common shares issued for cash	-	-	15,000,000	15,000	10,000	-	25,000

Net loss for the year	-	-	-	-	-	(19,608)	(19,608)

Balance - December 31, 2008	-	-	59,999,895	60,000	(20,000)	(28,713)	11,287

Net loss for the period January 1, 2009 through November 20, 2009 - date of merger with Green EnviroTech Corp.	-	-	-	-	-	(9,845)	(9,845)

Net effect of recapitalization with GreenEnviroTech Corp. including repurchase and subsequent cancellation of shares and issuance of new shares	-	-	-	-	(208,202)	(310,350)	(518,552)

To reclassify negative paid in capital to retained earnings	-	-	-	-	228,202	(228,202)	-

Net loss for the period November 21, 2009 through December 31, 2009	-	-	-	-	-	(347,179)	(347,179)

Balance - December 31, 2009	-	-	59,999,895	60,000	-	(924,289)	(864,289)

Net loss for the three months ended March 31, 2010	-	-	-	-	-	(369,358)	(369,358)

Balance - March 31, 2010	-	$-	59,999,895	$60,000	$-	$(1,293,647)	$(1,233,647)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOLFE CREEK MINING, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009 AND
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH MARCH 31, 2010

			(Unaudited)
			OCTOBER 6, 2008
	THREE MONTHS ENDED	THREE MONTHS ENDED	(INCEPTION) THROUGH
	MARCH 31, 2010	MARCH 31, 2009	MARCH 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(369,358)	$(3,419)	$(1,065,445)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Common stock issued for services	-	-	58,235

Change in assets and liabilities
Increase in accounts payable and accrued expenses	208,171	27	562,266
Total adjustments	208,171	27	620,501
Net cash (used in) operating activities	(161,187)	(3,392)	(444,944)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures related to construcition of building	(9,062)	-	(69,135)
Net cash (used in) investing activities	(9,062)	-	(69,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	30,000
Proceeds received from loan payable - related party	321,316	3,392	591,606
Proceeds received from loan payable - other	235,000	-	278,563
Payments on loan payable - other	(200,000)	-	(200,000)
Net cash provided by financing activities	356,316	3,392	700,169

NET INCREASE IN CASH AND CASH EQUIVALENTS	186,067	-	186,090

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	23	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$186,090	$-	$186,090

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,960	$-	$11,860

NON-CASH SUPPLEMENTAL INFORMATION:
Stock issued for services	$-	$-	$58,235
Payment of common shares by third party	$-	$-	$256,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

WOLFE CREEK MINING, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the December 31, 2009 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

On October 6, 2008, Green EnviroTech (formerly EnviroPlastics Corp) was incorporated in the State of Nevada.

The Company is a plastics recovery, separation, cleaning, and recycling company, with the intent to supply recycled commercial plastics to industries such as the automotive and consumer products industries, and it plans to construct large-scale plastics recycling facilities near automotive shredder locations nationwide. Operating in conjunction with large national recycling partners, the Company using a patent pending process developed in conjunction with Thar Process, Inc. will produce recycled commercial grade plastics ready to be re-introduced into commerce. Additionally, the Company will convert waste and scrap plastic into high-value energy products, including crude oil.

WOLFE CREEK MINING, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Pursuant to the Merger Agreement, on November 20, 2009 (the “Closing Date”), the Subsidiary merged with and into Green EnviroTech resulting in Green EnviroTech becoming a wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, the Company issued 44,999,895 shares of its common stock (the “Acquisition Shares”) to the shareholders of Green EnviroTech, representing 75% of the issued and outstanding common stock following the closing of the Merger. The outstanding shares of Green EnviroTech were cancelled.

In October 2009, Kristen Paul, the owner of 44,999,895 shares of the Company’s common stock sold her shares to Green EnviroTech Corp. These shares were cancelled. With the cancellation of those shares, Kristen Paul resigned as the sole officer and director and was replaced by former officers of Green EnviroTech.

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

Pursuant to the Oil Marketing Agreement, Green EnviroTech agreed to provide to Plas2Fuel, on an exclusive basis, the crude oil generated by the System, meeting the specifications set forth in the Oil Marketing Agreement, and Plas2Fuel agreed to broker the oil for sale to third parties, for a commission of 10%. The Oil Marketing Agreement has a term of five years commencing on December 12, 2009, which will renew automatically for successive one year terms unless either party provides written notice at least 90 days prior to such renewal.

WOLFE CREEK MINING, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

The Company executed on February 19, 2010 employment contracts for the hire of its Chief Executive Officer for a term of 36 months with one year automatic extensions and its President and Chief Technology Officer for a term of 12 months with one year automatic extensions. Each contract provides for base and incentive salary as well as carries a ten year stock option incentive for the purchase of up to 200,000 of the Company’s common shares at the exercise price of $4.50 which was the closing price of the Company’s common stock on the OTCBB on February 18, 2010. These shares shall vest in 66,667 amounts on each of November 1, 2010 and 2011 and 66,666 on November 1, 2012, assuming the Executive is employed by the Company on such vesting dates.  (At the time of signing the employment contracts, the common shares exercise price of $4.50 did not take into consideration the 15:1 stock dividend declared on January 14, 2010 for shareholders of record on January 28, 2010.  The contracts are being amended to reflect the exercise price to be $.30 per common share.)

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

WOLFE CREEK MINING, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has generated losses totaling $1,065,445 for the period October 6, 2008 (Inception) through March 31, 2010, and needs to raise additional funds to carry out their business plan.

The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations.

The Company has had very little operating history to date. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

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

WOLFE CREEK MINING, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009 (UNAUDITED)

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Costs of maintenance and repairs will be charged to expense as incurred. The Company from the period October 6, 2008 (Inception) through March 31, 2010, has incurred $69,135 in engineering and design costs on a facility they are planning to build in Fond Du Lac, WI. All of these costs are non-depreciable until the facility is in service.

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

WOLFE CREEK MINING, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The carrying amount reported in the condensed consolidated balance sheets for cash and cash equivalents, accounts payable, and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments. The Company does not utilize derivative instruments.

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

The Company anticipates that the plastics that are recovered will be their main source of revenue, with the automotive parts manufacturers being the primary market. However, the use of the Company’s recycled materials is not limited to just automotive parts; therefore the Company will market numerous other industries both domestically and internationally.

In addition, the Company believes that they will generate revenue from joint ventures with companies in the waste oil and waste plastics recycling businesses, including royalties generated by the sale of crude oil products developed by the joint venture partners.

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

WOLFE CREEK MINING, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

	March 31,	March 31,
	2010	2009

Net loss	$(369,358)	$(3,419)

Weighted-average common shares
outstanding (Basic)	59,999,895	59,999,895

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	59,999,895	59,999,895

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

WOLFE CREEK MINING, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of March 31, 2010, no additional accrual for income taxes is necessary.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009 (UNAUDITED)

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

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through May 11, 2010, the date the condensed consolidated financial statements were issued.

WOLFE CREEK MINING, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009 (UNAUDITED)

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

In January 2010, the Company adopted FASB ASU No. 2010-06, Fair Value Measurement and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). These standards require new disclosures on the amount and reason for transfers in and out of Level 1 and 2 fair value measurements. The standards also require new disclosures of activities, including purchases, sales, issuances, and settlements within the Level 3 fair value measurements. The standard also clarifies existing disclosure requirements on levels of disaggregation and disclosures about inputs and valuation techniques. These new disclosures are effective beginning with the first interim filing in 2010. The disclosures about the rollforward of information in Level 3 are required for the Company with its first interim filing in 2011. The Company does not believe this standard will impact their financial statements.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

WOLFE CREEK MINING, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 3-	STOCKHOLDERS’ EQUITY (DEFICIT)

The Company was established with two classes of stock, common stock – 75,000,000 shares authorized at a par value of $0.001; and preferred stock – 25,000,000 shares authorized at a par value of $0.001.

On October 17, 2007, the Company issued 44,999,895 shares of common stock to one director for cash in the amount of $0.000334 per share for a total of $15,000.

On July 17, 2008, the Company sold 15,000,000 shares of common stock to a group of 26 investors for cash in the amount of $0.001667 per share for a total of $25,000 pursuant to a registration statement on Form S-1 which became effective on April 8, 2008.

In October 2009, Kristen Paul, the owner of 44,999,895 shares of the Company’s common stock sold her shares to Green EnviroTech Corp. These shares were cancelled. With the cancellation of those shares, Kristen Paul resigned as the sole officer and director and was replaced by former officers of Green EnviroTech.

Pursuant to the Merger Agreement, on November 20, 2009 (the “Closing Date”), the Subsidiary merged with and into Green EnviroTech resulting in Green EnviroTech becoming a wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, the Company issued 44,999,895 shares of its common stock (the “Acquisition Shares”) to the shareholders of Green EnviroTech, representing 75% of the issued and outstanding common stock following the closing of the Merger. The outstanding shares of Green EnviroTech were cancelled.

The Company declared a fifteen to one (15:1) stock dividend on January 14, 2010 whereby each stockholder of record on January 28, 2010 will receive these shares of common stock for every share of common stock which such stockholder owns.  The date of record and payment for the stock dividend took place on March 11, 2010. The shares and per share amounts included herein have been reflected retroactive to the stock split.

As of March 31, 2010, there were 59,999,895 shares issued and outstanding.

The Company has not issued any preferred stock, options or warrants to date.

NOTE 4-	LOAN PAYABLE – RELATED PARTY

The Company had an unsecured, loan payable in the form of a line of credit with their CEO. The CEO has provided a line of credit up to $1,000,000 at 4% interest per annum to the Company to cover various expenses and working capital infusions of cash until the Company can be funded. This loan matures on December 31, 2010.  The CEO has advanced $591,606 through March 31, 2010. Interest expense for the three months ended March 31, 2010 and 2009 is $1,956 and $0, respectively. In addition, $7,475 of interest is accrued for at March 31, 2010.

WOLFE CREEK MINING, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 5-	LOAN PAYABLE – OTHER

The Company entered into a loan payable in the amount of $300,000 with an un-related third party on October 7, 2009. The loan matured January 29, 2010. Interest was due and payable on the first of the month for the prior month’s interest. The loan had a 15% interest rate. The Company repaid $200,000 in principal plus $5,960 in interest on this note, and extended the note to April 30, 2010 with a new principal balance of $100,000. The Company incurred $7,128 in interest for the three months ended March 31, 2010. As of March 31, 2010, accrued interest of $11,489 is included in the condensed consolidated balance sheet.  The Company repaid the $100,000 in April 2010 (see Note 9) and has outstanding accrued interest of $11,770.

The Company received $215,000 on March 31, 2010 from HE Capital, SA as a loan.  However, the loan was not signed until April 14, 2010.  The Company recorded the loan on March 31, 2010.  The Company also accrued interest of $48 on the loan through March 31, 2010.  These amounts are included on the condensed consolidated balance sheet as of March 31, 2010.

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

As of March 31, 2010, there is no provision for income taxes, current or deferred.

Net operating losses	$362,251
Valuation allowance	(362,251)

$-
At March 31, 2010, the Company had a net operating loss carry forward in the amount of $1,065,445, available to offset future taxable income through 2030.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended March 31, 2010 and 2009 is summarized below.

Federal statutory rate	(34.0)%
State income taxes, net of federal benefits	0.0
Valuation allowance	34.0
0%

WOLFE CREEK MINING, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009 (UNAUDITED)

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

	Level 1	Level 2	Level 3	Total

Cash	186,090	-	-	186,090

Total assets	186,090	-	-	186,090

NOTE 8-	COMMITMENTS

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

WOLFE CREEK MINING, INC.
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009 (UNAUDITED)

NOTE 8-	COMMITMENTS (CONTINUED)

Pursuant to the Oil Marketing Agreement, Green EnviroTech agreed to provide to Plas2Fuel, on an exclusive basis, the crude oil generated by the System, meeting the specifications set forth in the Oil Marketing Agreement, and Plas2Fuel agreed to broker the oil for sale to third parties, for a commission of 10%. The Oil Marketing Agreement has a term of five years commencing on December 12, 2009, which will renew automatically for successive one year terms unless either party provides written notice at least 90 days prior to such renewal.

Pursuant to the License Agreement, Plas2Fuel agreed to grant Green EnviroTech a limited license to use Plas2Fuel’s proprietary technology and information in connection with operation of the System at Green EnviroTech’s facilities, for a license fee of 10% of Net Oil Revenue.

NOTE 9-	SUBSEQUENT EVENTS

The Company paid in full in April the $100,000 loan payable to Stacey Cooper.  Stacey Cooper agreed to receive stock from Wolfe Creek Mining, Inc. and cash in full payment of the note.  The directors of the Company agreed to issue 100,000 shares of common stock in payment of $48,000 of the note.  The Company issued the stock and paid the balance of $52,000 in cash on April 14, 2010.

The Company received an additional $35,000 from HE Capital, SA, a private lender, on April 9, 2010.  This makes a total of $250,000 in loans to HE Capital, SA.  These notes accrue interest at 8% annually.  However, the Company is in negotiations with HE Capital, SA to convert all of this debt into common stock, but the terms have not been finalized.

The Company had an unsecured, loan payable in the form of a line of credit with their CEO.  The loan increased to $720,606 during April from the $591,606 balance at March 31, 2010.  The Company is in negotiations with the CEO to convert this debt and all other liability the company has with the CEO into common stock, but the terms have not been finalized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in this quarterly report on Form 10-Q may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this quarterly report on Form 10-Q, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this quarterly report on Form 10-Q.

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

References hereinafter to “Green EnviroTech”, “we”, “us”, “our” and similar words refer to the Company and its wholly-owned subsidiary, Green EnviroTech, unless the context otherwise requires. Prior to the effectiveness of the reverse acquisition, these terms refer to Green EnviroTech.  References to “Wolfe Creek” refer to the Company and its business prior to the reverse acquisition.

Plan of Operation

We are a development stage plastics recovery, separation, cleaning, and resin and oil producing company. We intend to supply compounded plastic resin to industries such as the automotive and consumer products industries, and plan to construct large-scale plastics recycling facilities near automotive shredder locations nationwide. Operating with large national metal recycling partners, the Company, using a patent-pending process developed in conjunction with Thar Process, Inc., will produce compounded to spec plastics ready to be re-introduced into commerce.  Additionally, with another strategic partner, ,the company will convert the mixed stream of plastic from the recovery process as well as scrap plastic from other sources the company has identified into crude oil.

Each year, approximately 4,000,000 millions of tons of shredder residue from the metal recycling companies containing recoverable and reusable plastics that are now unnecessarily disposed of in landfills.  We believe this is because, while the national and global demand for recovered plastics has increased dramatically over the past decade, the technology to efficiently and effectively recover plastic material from this residue stream has lagged behind.   This has resulted in tremendous waste and created  an opportunity for someone with a cost-effective recovery process that works.

Green EnviroTech now has such a process. We were formed to capitalize on the growing market to supply compounded plastic to businesses which currently use or want to use recycled plastics in their products, such as the automotive and consumer products industries.  Working with our metal shredder/recycling partners, we intend to utilize our proprietary cleaning technology to take the Shredder Residue headed to landfills stained with contaminants and convert it into two streams of recyclable material with no remaining trace of contaminants.  Using our process, plastics, rubber and, additional metals can be recovered from the shedder residue.  We intend to use our proprietary technology to process the plastic stream, removing the contaminants creating a compounded plastic material ready to be re-introduced into commerce.

Our plastic recovery process is both highly cost effective and efficient, and it dramatically reduces the amount of Shredder Residue going to landfills by approximately 50%. Our process is environmentally responsible on multiple levels, and it will assist our customers in reducing their carbon footprint by allowing them to utilize a greater percentage of recovered material in their products.

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

Since our formation, we have concentrated on developing our business strategy and obtaining financing.  We are a plastics recovery, separation, cleaning, and compounding company. We intend to supply compounded to spec plastic resin to industries such as the automotive and consumer products industries, and plan to construct large-scale plastics recycling facilities near automotive shredder locations nationwide. Operating with large national metal recycling partners, the Company, using a patent-pending process developed in conjunction with SiCon GmbH, Ergonomy LLC and Thar Process, Inc., will produce recycled plastics ready to be re-introduced into commerce.  Additionally, with Plas2Fuel as the third strategic partner, the company will convert the mixed stream of plastic from the recovery process as well as scrap plastic from other sources the company has identified into crude oil.

In December 2010 the company formed GET Wisconsin as a wholly owned subsidiary of Wolf Creek Mining in anticipation of the proposed plant construction of GET’s new plastics recovery plant. During the next 12 months, the Company expects to build an approximately 120,000 square foot plant in Fond du Lac, WI. Provided funding is received the Company will be able to break ground in approximately July and start to install equipment in November 2010. We do not have any financing agreements and there can be no assurance that we will receive adequate funding.

The Company has successfully negotiated and entered into contract with CR Meyer to construct a build the plant and install the equipment. Without adequate funding we will not be able to build the plant and may have to cease operations. The site will have rail access that will allow the Company to ship its finished product to a compounding plant .to be further processed.  The plant will operate 24 hours a day 7 days a week, and process approximately 100,000 tons of Shredder Residue per year.

The financial positions of Wolfe Creek Mining, Inc. and Green EnviroTech Corp. as of March 31, 2010 are reflected in the Consolidated Balance Sheets. The cash and liabilities as shown are a result of cash injected into the company by their directors as a loan to the Company. In addition HE Capital loaned the company $250,000. The cash was used for operations of the Company during its development stage.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

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

The wages and professional fees as of March 31, 2010 was $347,626 compared to the same expenses of $0 as of March 31, 2009. There has been a total of $904,044 incurred wages and professional fees since inception through March 31, 2010.  This increase of $904,044 since inception is a result of the Company’s efforts in engineering and design related to the equipment and building projections on the Fond Du Lac plant.

The general and administrative expenses as of March 31, 2010 were $10,439 compared to $3,392 as of March 31, 2009. The increase was the result of increased legal and accounting expenses.   There have been substantial increases in legal and accounting fees, since inception, of $120,000, which was a result of the Company's reporting obligations with the Securities and Exchange Commission.

The Company has generated no revenues from October 6, 2008 (inception) through March 31, 2010 and thus had no cost of revenues, nor did it have any gross profit. The Company is still in its development stage.

The Company had non operating expenses of $11,293 as of March 31, 2010 compared to the same expenses of $27 as of March 31, 2009.  The increase in non operating expense of $11,266 was the result of the accrued interest on the working capital notes the Company incurred since inception through March 31, 2010.

As a result of the above, the Company had a net loss of $1,065,445 since inception through March 31, 2010.

Liquidity and Capital Resources

Year Ended December 31, 2009 Compare to Three Months Ended March 31, 2010

The following table provides selected financial data about our Company for the year ended December 31, 2009 and the quarter ended March 31, 2010.

Balance Sheet Data:	12/31/09	3/31/10

Cash	$23	$186,090
Construction in Progress	$60,073	$69,135
Total assets	$60,096	$255,225
Accts payable accrued expenses	$354,095	$562,266
Loan Payable – Other	$300,000	$335,000
Loan Payable – Related Party	$270,290	$591,606
Total liabilities	$924,385	$1,488,872
Shareholders' equity	$(864,289)	$(1,233,647)

As of March 31, 2010 Green EnviroTech Corp. had a balance of cash in the bank in the amount of $186,090 and had accounts payable to vendors in the amount of $562,266, compared to a balance of cash in the amount of $23 and accounts payable to vendors in the amount of $354,095, respectively, as of December 31, 2009. This increase in cash in the amount of $186,067 was the result of working capital loans.  The increase in accounts payable to vendors in the amount of $208,171, was a result of increased legal and accounting fees in conjunction with public filings with the SEC and the yearend audit.  Also, contracts were signed on February 19, 2010 to hire the CEO, President and Chief Technology Officer into full time positions with their back payroll being accrued.

As of March 31, 2010, Green EnviroTech Corp.  had a loan payable-other in the amount of $335,000, compared to a loan payable of $300,000 as of December 31, 2009.  The $335,000 is made up of two separate loans to private parties and explained further in the notes to the financial statements.  These loans  are used for working capital.  The loan payable to related party was a working capital loan to the Company in the amount of $591,606 by its chief executive officer, Mr. Gary DeLaurentiis.  The equity of the Company is further explained in the notes to the Financial Statements.

As of March 31, 2010, cash provided by financing activities since inception was $700,169, compared to $343,853 as of  December 31, 2009. $30,000 was the result from the sale of shares to our officers and directors, $ 78,563 (net) as a result of loans from two private parties and $591,606was a loan from a related party, the Company CEO.

The Company received $215,000 on March 31, 2010 from HE Capital, SA as a loan.  However, the loan was not signed until April 14, 2010.  The Company recorded the loan on March 31, 2010.  The Company also accrued interest of $48 on the loan through March 31, 2010.  These amounts are included on the condensed consolidated balance sheet as of March 31, 2010. (See Exhibit 10.1).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report.  They  have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of March 31, 2010, as further described below.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

(1)
lack of a functioning audit committee due to a lack of a majority of independent members and a lack of amajority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

(2)	inadequate segregation of duties consistent with control objectives; and

(3)	ineffective controls over period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with their review of our financial Statements as of March 31, 2010.  These material weaknesses can be rectified by an injection of funding needed to hire personnel to fill the positions needed to carry out the necessary duties for adequate internal controls.  Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

PART II
Item 1. Legal Proceedings.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

Gary M. De Laurentiis

The Company entered into an employment agreement on February19, 2010 with Gary M. De Laurentiis. Pursuant to his employment agreement, Mr. De Laurentiis will serve as the Company’s Chief Executive Officer and will be paid a salary of $350,000 per annum. Further, pursuant to his employment agreement, Mr. De Laurentiis is to be granted options to purchase shares of the Company’s common stock as an incentive ten year option to purchase up to 200,000 shares of the Company’s common stock at an exercise price equal to $4.50, the closing price of the Company’s common stock on the OTCBB on February 18, 2010, which shall vest in 66,667 amounts on each of November 1, 2010 and 2011 and 66,666 on November 1, 2012, assuming Mr. De Laurentiis is employed by the Company on such vesting dates.

The term of Mr. De Laurentiis’ employment agreement is for 36 months unless earlier terminated pursuant to the Employment Agreement. After the initial term of employment, the agreement shall automatically renew for successive one year periods until the Company or Mr. De Laurentiis notifies the other that it does not intend to renew.

Mr. De Laurentiis, 65, has been the Chief Executive Officer of the Company since November 20, 2009, and was the Chief Executive Officer of our wholly-owned subsidiary, Green EnviroTech Corp., a Nevada corporation (“Green EnviroTech”) since July 2009. Prior to that he served as our Chief Operating Officer from September 2008 until July 2009. Mr. De Laurentiis has been active in the plastics recycling business for nearly 20 years. In partnership with the Chinese government, he designed and built his first plastics recycling plant in 1987. In the years since, he has designed, remodeled, built and operated plants in Mexico, North Carolina, Ohio, Florida, California and Canada for both local governments and private industries. From 1992 to 1995, Mr. De Laurentiis worked directly with the state government in Campeche, Mexico, living on-site for eighteen (18) months while directing the entire project. In 1996, an Ohio based group recruited Mr. De Laurentiis to open a shuttered recycling plant. Mr. De Laurentiis left the Company in 1999 to start ECO2 Plastics Inc. Subsequently, he left Eco2 Plastics in September 2008 to start Green EnviroTech.

There is no family relationship between Mr. De Laurentiis and any other executive officer or director of the Company. In addition, Mr. De Laurentiis  has not been involved in any transaction with the Company that would require disclosure under Item 404(a) of the Regulation S-K.

Jeffrey Chartier

Effective March 24, 2010, the Company appointed Jeffrey Chartier to serve on the Company’s board of directors.

The Company also entered into an employment agreement on February 19, 2010 with Jeffrey Chartier. Pursuant to his employment agreement, Mr. Chartier will serve as the Company’s president and will be paid a salary of $300,000 per annum. Further, pursuant to his employment agreement, Mr. Chartier is to be granted options to purchase shares of the Company’s common stock as an incentive ten year option to purchase up to 200,000 shares of the Company’s common stock at an exercise price equal to $4.50, the closing price of the Company’s common stock on the OTCBB on February 18, 2010, which shall vest in 66,667 amounts on each of November 1, 2010 and 2011 and 66,666 on November 1, 2012, assuming Mr. Chartier is employed by the Company on such vesting dates.

The term of Mr. Chartier’s employment agreement is for 12 months, unless it is terminated earlier, and it shall be automatically be renewed for successive one year periods until the Company or Mr. Chartier notifies the other of their intent not to renew.

Mr. Chartier, 46, was elected to serve as the president of the Company on January 14, 2009 and was appointed as a member of the board of directors of the Company on March 24, 2010. From October 2002 until December 2009, Mr. Chartier was the President and Chief Executive Officer of Chartier Financial, which provides expertise in securities brokerage, trading, and 401-K services. Mr. Chartier attended UCLA.

Andrew Kegler

The Company also entered into an employment agreement in February 2010 with Andrew Kegler. Pursuant to his employment agreement, Mr. Kegler will serve as the Company’s Chief Technology Officer. Mr. Kegler will be paid a salary of $200,000 per year. Further, pursuant to his employment agreement, the Company is to grant Mr. Kegler Options to purchase the Company’s common stock as an incentive ten year option to purchase up to 200,000 shares of the Company’s common stock at an exercise price equal to $4.50, the closing price of the Company’s common stock on the OTCBB on February 18, 2010, which shall vest in 66,667 amounts on each of November 1, 2010 and 2011 and 66,666 on November 1, 2012, assuming Mr. Kegler is employed by the Company on such vesting dates.

The term of this Agreement is for 12 months, unless it is terminated earlier, and it shall be automatically be renewed for successive one year periods until the Company or Mr. Kegler notifies the other of their intent not to renew.

Mr. Kegler, 44, has been the Chief Technical Officer and Director of the Company since November 20, 2009, and was the Chief Technical Officer and Director of Green EnviroTech since July 2009. He holds multiple patents/patents pending for chemical and mechanical equipment design, and has long been involved in process and project management. Mr. Kegler has design experience in rotating machinery, sheet metal, pressure vessels, pneumatics, hydraulics, PLC and electronics, thermodynamics, fluid mechanics, and plastic injection molded parts. He led teams at American Dryer Corp. & Alliance Laundry Systems, LLC (Speed Queen) in developing first commercially introduced CO2dry cleaning machines. Mr. Kegler is currently a consultant & designer of CO2 cleaning machines across multiple other industries, including plastics and food processing. He has a demonstrated history of leadership with diverse groups of technical personnel, and supervisory experience with engineering teams and union labors. Mr. Kegler’s knowledge of company structures with regard to technical business decisions, creative approaches to problem solving and his experience in new product development, budgeting and production validation make him an invaluable member of any technical team. In 1986, Mr. Kegler earned a Bachelor of Science degree in Mechanical Engineering from Roger Williams University.

There is no family relationship between Mr. Kegler and any other executive officer or director of the Company. In addition, Mr. Kegler has not been involved in any transaction with the Company that would require disclosure under Item 404(a) of the Regulation S-K.

Wayne Leggett

Effective March 31, 2010, the Company elected Wayne Leggett to serve as the Company’s Chief Financial Officer.

Mr. Leggett, 64, is an accredited accountant with 35 years of experience, Mr. Leggett has extensive knowledge in tax accounting, financial statements, budgeting and cash flow analysis. He was the former Assistant Treasurer for The Goldfield Corporation, a listed American Stock Exchange company, responsible for cash flow analysis, budget variances, consolidated statements and SEC filings. Over the past 35 years he also has conferred with clients on major purchases, cash flows, budgets and growth matters. Mr. Leggett has served as CFO of Corporate Host Development, Inc., Austin, Texas where he performed the duties of acquisitions, feasibility studies and financing. Mr. Leggett joined Fuji Corporation as the Comptroller/Manager reporting to headquarters the monthly and annual reports concerning operations in the Phoenix area for 5 years. Additionally, he served two years as Vice President for the Accreditation Council for Accountancy and Taxation. Mr. Leggett received his Bachelor of Science in Business Administration from the University of Central Florida and is an accredited member of the National Society of Accountants.

Mr. Leggett  has not been involved in any transaction with the Company that would require disclosure under Item 404(a) of the Regulation S-K.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits.

Exhibit No.	Description
10.1	HE Capital, SA Note dated April 14, 2010
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLFE CREEK MINING, INC.

Date: May 11, 2010	By:	/s/ Gary M. De Laurentiis
Gary M. De Laurentiis
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2010	By:	/s/ Wayne Leggett
Wayne Leggett
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	HE Capital, SA Note dated April 14, 2010
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer