Form 10-Q/A
period 2010-03-31
GREEN ENVIROTECH HOLDINGS CORP.
filed 2010-08-02
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q / A
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________  to __________.

Commission file number 333-149626

GREEN ENVIROTECH HOLDINGS CORP.
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	32-0218005 (I.R.S. Employer Identification No.)

114 S. Main Street, Suite 201 Fond Du Lac, WI (Address of principal executive offices)	54935-4229 (Zip Code)

Registrant’s telephone number: (209) 881-3523

WOLFE CREEK MINING, INC.
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
Yes  ☐   No ☒

As of July 28, 2010, there were 63,516,758 shares of the issuer’s common stock outstanding.

EXPLANATORY NOTE

Green EnviroTech Holdings Corp., formerly known as Wolfe Creek Mining, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) on Form 10-Q to its Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2010, as originally filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2010 (the “Original Filing”), for the sole purpose of revising the cover page to the Original Filing. The cover page to the Original Filing indicated incorrectly that the Company had not filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months. The cover page to this Amendment No. 1 indicates correctly that the Company has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

As a result of this Amendment No. 1, the Company is also filing as exhibits the certifications required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the change to the cover page as described above, this Amendment No. 1 does not change any of the information contained in the Original Filing.  This Amendment No. 1 continues to speak as of the date of the Original Filing and the Company has not updated or amended the disclosures contained therein to reflect events that have occurred since the date of the Original Filing.  Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the date of the Original Filing.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENVIROTECH HOLDINGS CORP.

Date: August 2, 2010	By:	/s/ Gary M. De Laurentiis
Gary M. De Laurentiis
Chief Executive Officer
(Principal Executive Officer)

Date: August 2, 2010	By:	/s/ Wayne Leggett
Wayne Leggett
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer