Form 10-Q
period 2010-06-30
GREEN ENVIROTECH HOLDINGS CORP.
filed 2010-08-06
CIK 1428765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

 WOLFE CREEK MINING CORP.
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
Yes  ☐   No ☒

As of July 27, 2010, there were 63,506,383 shares of the issuer’s common stock outstanding.

GREEN ENVIROTECH HOLDINGS CORP.

Table of Contents

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statement.	1

	Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009.	2

	Condensed Consolidated Statements of Operations for the Six and Three Months Ended June 30, 2010 and 2009 (unaudited) and for the Period October 6, 2008 (inception) Through June 30, 2010.	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (unaudited) and for the Period October 6, 2008 (inception) Through June 30, 2010.	4

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2010 (unaudited) and the Year Ended December 31, 2009.	5

	Notes to Unaudited Condensed Consolidated Financial Statements.	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	25

Item 4T.	Controls and Procedures.	25

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings.	26

Item 1A.	Risk Factors.	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	26

Item 3.	Defaults Upon Senior Securities.	26

Item 4 .	(Removed and Reserved).	26

Item 5.	Other Information.	27

Item 6 .	Exhibits.	27

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condesned Consolidated Financial Statements:	Page
Condensed Consolidated Balance Sheet as of June 30, 2010 (Unaudited) and December 31, 2009	2
Condensed Consolidated Statements of Operations (Unaudited) For the Six and Three Months Ended June 30, 2010 and 2009 and Period October 6, 2008 (Inception) through June 30, 2010	3
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) For the Six Months Ended June 30, 2010 and the Year Ended December 31, 2009 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2010 and 2009 and Period October 6, 2008 (Inception) through June 30, 2010 (Unaudited)	5
Notes to Condesned Consolidated Financial Statements	6 - 21

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS

CURRENT ASSETS
Cash	$6,236	$23
Total current assets	6,236	23

Fixed Assets
Construction in progress	108,828	60,073

TOTAL ASSETS	$115,064	$60,096

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$674,619	$354,095
Loan payable - other	20,000	300,000
Loan payable - related party	116,729	270,290
Total current liabilities	811,348	924,385

TOTAL LIABILITIES	811,348	924,385

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized,
63,506,383 and 59,999,895 shares issued and outstanding	63,506	60,000
Additional paid in capital	3,132,982	-
Deficit accumulated during the development stage	(3,892,772)	(924,289)
Total stockholders' equity (deficit)	(696,284)	(864,289)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$115,064	$60,096

 The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2010 AND 2009 AND
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH JUNE 30, 2010

					(Unaudited)
					OCTOBER 6, 2008
					(INCEPTION)
	SIX MONTHS	SIX MONTHS	THREE MONTHS	THREE MONTHS	THROUGH
	JUNE 30, 2010	JUNE 30, 2009	JUNE 30, 2010	JUNE 30, 2009	JUNE 30, 2010

REVENUE	$-	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Wages and professional fees	720,282	-	372,656	-	1,276,700
Professional fees - common stock issued	2,130,000	-	2,130,000	-	2,130,000
General and administrative	105,509	22,148	95,070	18,756	225,408
Total operating expenses	2,955,791	22,148	2,597,726	18,756	3,632,108

NON-OPERATING EXPENSES
Interest expense	12,692	351	1,399	324	32,462
Total non-operating expenses	12,692	351	1,399	324	32,462

NET (LOSS)	$(2,968,483)	$(22,499)	$(2,599,125)	$(19,080)	$(3,664,570)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	60,856,900	59,999,895	61,704,487	59,999,895	60,244,947

NET (LOSS) PER SHARE	$(0.05)	$(0.00)	$(0.04)	$(0.00)	$(0.06)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND THE YEAR ENDED DECEMBER 31, 2009

							UNAUDITED
						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance - June 26, 2007 (Inception of Wolfe Creek Mining, Inc.)	-	$-	-	$-	$-	$-	$-

Common shares issued to founders for cash	-	-	44,999,895	45,000	(30,000)	-	15,000

Net loss for the period	-	-	-	-	-	(9,105)	(9,105)

Balance - December 31, 2007	-	-	44,999,895	45,000	(30,000)	(9,105)	5,895

Common shares issued for cash	-	-	15,000,000	15,000	10,000	-	25,000

Net loss for the year	-	-	-	-	-	(19,608)	(19,608)

Balance - December 31, 2008	-	-	59,999,895	60,000	(20,000)	(28,713)	11,287

Net loss for the period January 1, 2009 through November 20, 2009 - date of merger with Green EnviroTech Corp.	-	-	-	-	-	(9,845)	(9,845)

Net effect of recapitalization with GreenEnviroTech Corp. including repurchase and subsequent cancellation of shares and issuance of new shares	-	-	-	-	(208,202)	(310,350)	(518,552)

To reclassify negative paid in capital to retained earnings	-	-	-	-	228,202	(228,202)	-

Net loss for the period November 21, 2009 through December 31, 2009	-	-	-	-	-	(347,179)	(347,179)

Balance - December 31, 2009	-	-	59,999,895	60,000	-	(924,289)	(864,289)

Common shares issued to consultants and officers	-	-	2,500,000	2,500	2,127,500	-	2,130,000

Conversion of notes payable to common stock	-	-	1,006,488	1,006	1,005,482	-	1,006,488

Net loss for the six months ended June 30, 2010	-	-	-	-	-	(2,968,483)	(2,968,483)

Balance - June 30, 2010	-	$-	63,506,383	$63,506	$3,132,982	$(3,892,772)	$(696,284)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009 AND
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH JUNE 30, 2010

			(Unaudited)
			OCTOBER 6, 2008
		SIX MONTHS	(INCEPTION)
	SIX MONTHS ENDED	ENDED	THROUGH
	JUNE 30, 2010	JUNE 30, 2009	JUNE 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,968,483)	$(22,499)	$(3,664,570)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Common stock issued for services	2,130,000	-	2,188,235

Change in assets and liabilities
Increase in accounts payable and accrued expenses	322,635	351	676,730
Total adjustments	2,452,635	351	2,864,965
Net cash (used in) operating activities	(515,848)	(22,148)	(799,605)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures related to construcition of building	(48,755)	-	(108,828)
Net cash (used in) investing activities	(48,755)	-	(108,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	30,000
Proceeds received from loan payable - related party	600,816	22,148	871,106
Proceeds received from loan payable - other	270,000	-	313,563
Payments on loan payable - other	(300,000)	-	(300,000)
Net cash provided by financing activities	570,816	22,148	914,669

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,213	-	6,236

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	23	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,236	$-	$6,236

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,960	$-	$11,860

NON-CASH SUPPLEMENTAL INFORMATION:
Stock issued for services	$2,130,000	$-	$2,188,235
Payment of common shares by third party	$-	$-	$256,437
Conversion of loans payable for common stock	$1,006,488	$-	$1,006,488

 The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

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

Green EnviroTech Holdings Corp. (formerly Wolfe Creek Mining, Inc.) (the “Company”) was incorporated on June 26, 2007 under the laws of the State of Delaware. The Company up until November 20, 2009 was primarily engaged in the acquisition and exploration of mining properties. The Company filed an amendment to its charter on June 28, 2010 to change its name to Green EnviroTech Holdings Corp. which became effective July 20, 2010.

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

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

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

On December 12, 2009, Green EnviroTech entered into an (i) equipment purchase and installation agreement (the “Purchase Agreement”) with Agilyx (formally Plas2Fuel) Corporation (“Agilyx (formally Plas2Fuel)”), (ii) oil marketing and distribution agreement with Agilyx (formally Plas2Fuel) (the “Oil Marketing Agreement”), and (iii) license agreement with Agilyx (formally Plas2Fuel) (the “License Agreement”).  Plas2Fuel Corporation changed its name to Agilyx Corporation effective June 8, 2010.  All agreements and contracts negotiated as Plas2Fuel Corporation are still in full force and will be honored by Agilyx Corporation.

Pursuant to the Purchase Agreement, Green EnviroTech agreed to purchase, and Agilyx (formally Plas2Fuel) agreed to sell and install, a twelve vessel waste plastic to oil recycling system (the “System”), for a purchase price of $5,595,645. Green EnviroTech agreed to pay the purchase price over five installments.  On December 31, 2009, Agilyx (formally Plas2Fuel) issued a waiver to Green EnviroTech leaving it to the discretion of Green EnviroTech to implement the first installment due date before the equipment would be shipped.  As of June 30, 2010, the first installment date had not been determined.

Pursuant to the Oil Marketing Agreement, Green EnviroTech agreed to provide to Agilyx (formally Plas2Fuel), on an exclusive basis, the crude oil generated by the System, meeting the specifications set forth in the Oil Marketing Agreement, and Agilyx (formally Plas2Fuel) agreed to broker the oil for sale to third parties, for a commission of 10%. The Oil Marketing Agreement has a term of five years commencing on December 12, 2009, which will renew automatically for successive one year terms unless either party provides written notice at least 90 days prior to such renewal.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Pursuant to the License Agreement, Agilyx (formally Plas2Fuel) agreed to grant Green EnviroTech a limited license to use Agilyx (formally Plas2Fuel)’s proprietary technology and information in connection with operation of the System at Green EnviroTech’s facilities, for a license fee of 10% of Net Oil Revenue. On May 18, 2010, the License Agreement was amended to give Green EnviroTech an exclusive provisional right to the Auto Shredder Residue (“ASR”) market within North America. The right expires on January 1, 2021. Agilyx (formally Plas2Fuel) excluded producers they are servicing on Exhibit A which indicated “none”.  The exclusive right is contingent upon the Company purchasing from Agilyx (formally Plas2Fuel) and paying in full for Plastic Reclamation Units on a prearranged schedule as follows:

a)	Twelve (12) Plastic Reclamation Units (“PRU’s”) between January 1 2010 and December 31, 2010;
b)	Twenty (20) PRU’s between January 1, 2011 and December 31, 2011; and
c)	Forty (40) PRU’s between January 1, 2012 and December 31, 2012; and
d)	Forty (40) PRU’s between January 1, 2013 and December 31, 2013; and
e)	Forty (40) PRU’s between January 1, 2014 and December 31, 2014; and
f)	Forty (40) PRU’s between January 1, 2015 and December 31, 2015; and
g)	Forty (40) PRU’s between January 1, 2016 and December 31, 2016; and
h)	Forty (40) PRU’s between January 1, 2017 and December 31, 2017; and
i)	Forty (40) PRU’s between January 1, 2018 and December 31, 2018; and
j)	Forty (40) PRU’s between January 1, 2019 and December 31, 2019; and
k)	Forty (40) PRU’s between January 1, 2020 and December 31, 2020.

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

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has generated losses totaling $3,664,570 for the period October 6, 2008 (Inception) through June 30, 2010, and needs to raise additional funds to carry out their business plan.

The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue operations.

The Company has had very little operating history to date. These condensed consolidated financial statements do not include any adjustments to the recoverability and

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (Continued)

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

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Costs of maintenance and repairs will be charged to expense as incurred. The Company from the period October 6, 2008 (Inception) through June 30, 2010, has incurred $108,828 in engineering and design costs on a facility they are planning to build in Fond Du Lac, WI. All of these costs are non-depreciable until the facility is in service.

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

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

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

	June 30,	June 30,
	2010	2009

Net loss	$(2,968,483)	$(22,499)

Weighted-average common shares
outstanding (Basic)	60,856,900	59,999,895

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	60,856,900	59,999,895

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of June 30, 2010, no additional accrual for income taxes is necessary.

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

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

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

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

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

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through August 4, 2010, the date the condensed consolidated financial statements were issued.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

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

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 3-	STOCKHOLDERS’ EQUITY (DEFICIT)

The Company was established with two classes of stock, common stock – 250,000,000 shares authorized at a par value of $0.001; and preferred stock – 25,000,000 shares authorized at a par value of $0.001.  On June 28, 2010, the Company approved the increase in the authorized common shares from 75,000,000 to 250,000,000.

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

During the three months ended June 30, 2010, the Company issued 2,500,000 shares of common stock with a fair value of $2,130,000 (between $0.80 and $1.00 per share. In addition, the Company issued 1,006,488 shares of common stock to convert loans payable that were outstanding to a related party (754,377) and to a non-related party (252,111). These shares were converted at $1.00 which was the fair value of the stock at the date of conversion.

As of June 30, 2010, there were 63,506,383 shares issued and outstanding.

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

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 4-	LOAN PAYABLE – RELATED PARTY (CONTINUED)

The CEO has advanced $918,606 through June 30, 2010, repaid $47,500 of these advances and converted $754,377 of these advances into shares of common stock through June 30, 2010. The remaining principal under this loan due as of June 30, 2010 is $116,729.

Interest expense for the six months ended June 30, 2010 and 2009 is $5,529 and $351, respectively.

In addition, $10,164 of interest is accrued for at June 30, 2010.

NOTE 5-	LOAN PAYABLE – OTHER

The Company entered into a loan payable in the amount of $300,000 with an un-related third party on October 7, 2009. The loan matured January 29, 2010. Interest was due and payable on the first of the month for the prior month’s interest. The loan had a 15% interest rate. The Company repaid $200,000 in principal plus $5,960 in interest on this note, and extended the note to April 30, 2010 with a new principal balance of $100,000. The Company paid in full in April the $100,000 loan payable to Stacey Cooper.  Stacey Cooper agreed to receive stock from Wolfe Creek Mining, Inc. and cash in full payment of the note.  The directors of the Company agreed to issue 100,000 shares of common stock in payment of $48,000 of the note.  The Company’s president gave 100,000 shares of his to Stacey Cooper in satisfaction of this and increased his loan balance by the $48,000 and the Company paid the balance of $52,000 in cash on April 14, 2010. The Company incurred $7,637 in interest through April 30, 2010. As of June 30, 2010, all accrued interest has been paid.

The Company received $215,000 on March 31, 2010 and an additional $35,000 on April 9, 2010 from HE Capital, SA as a loan.  However, the loan was not signed until April 14, 2010.  The Company recorded the loan on March 31, 2010.  These notes accrue interest at 8% annually. The Company accrued interest of $2,111 on the loan through May 11, 2010.  These amounts were converted into shares of common stock.

The Company also entered into a loan payable with an individual in the amount of $20,000 at 10% due on demand. Interest expense for the six months ended June 30, 2010 and accrued interest as of June 30, 2010 is $690.

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

As of June 30, 2010, there is no provision for income taxes, current or deferred.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 6-	PROVISION FOR INCOME TAXES (CONTINUED)

Net operating losses	$1,245,954
Valuation allowance	(1,245,954)

$-

At June 30, 2010, the Company had a net operating loss carry forward in the amount of $3,664,570, available to offset future taxable income through 2030.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2010 and 2009 is summarized below.

Federal statutory rate	(34.0)%
State income taxes, net of federal benefits	0.0
Valuation allowance	34.0
0%

NOTE 7	FAIR VALUE MEASUREMENTS

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

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 7-	FAIR VALUE MEASUREMENTS (CONTINUED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Level 1	Level 2	Level 3	Total

Cash	6,236	-	-	6,236

Total assets	6,236	-	-	6,236

NOTE 8-	COMMITMENTS

On December 12, 2009, Green EnviroTech entered into an (i) equipment purchase and installation agreement (the “Purchase Agreement”) with Agilyx (formally Plas2Fuel) Corporation (“Agilyx (formally Plas2Fuel)”), (ii) oil marketing and distribution agreement with Agilyx (formally Plas2Fuel) (the “Oil Marketing Agreement”), and (iii) license agreement with Agilyx (formally Plas2Fuel) (the “License Agreement”).  Plas2Fuel Corporation changed its name to Agilyx Corporation effective June 8, 2010.  All agreements and contracts negotiated as Plas2Fuel Corporation are still in full force and will be honored by Agilyx Corporation.

Pursuant to the Purchase Agreement, Green EnviroTech agreed to purchase, and Agilyx (formally Plas2Fuel) agreed to sell and install, a twelve vessel waste plastic to oil recycling system (the “System”), for a purchase price of $5,595,645. Green EnviroTech agreed to pay the purchase price over five installments.  On December 31, 2009, Agilyx (formally Plas2Fuel) issued a waiver to Green EnviroTech leaving it to the discretion of Green EnviroTech to implement the first installment due date before the equipment would be shipped.  As of June 30, 2010, the first installment date had not been determined.

Pursuant to the Oil Marketing Agreement, Green EnviroTech agreed to provide to Agilyx (formally Plas2Fuel), on an exclusive basis, the crude oil generated by the System, meeting the specifications set forth in the Oil Marketing Agreement, and Agilyx (formally Plas2Fuel) agreed to broker the oil for sale to third parties, for a commission of 10%. The Oil Marketing Agreement has a term of five years commencing on December 12, 2009, which will renew automatically for successive one year terms unless either party provides written notice at least 90 days prior to such renewal.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009 (UNAUDITED)

NOTE 8-	COMMITMENTS (CONTINUED)

Pursuant to the License Agreement, Agilyx (formally Plas2Fuel) agreed to grant Green EnviroTech a limited license to use Agilyx (formally Plas2Fuel)’s proprietary technology and information in connection with operation of the System at Green EnviroTech’s facilities, for a license fee of 10% of Net Oil Revenue. On May 18, 2010, the License Agreement was amended to give Green EnviroTech an exclusive provisional right to the Auto Shredder Residue (“ASR”) market within North America.  The right expires on January 1, 2021.  Agilyx (formally Plas2Fuel) excluded producers they are servicing on Exhibit A which indicated “none”.  The exclusive right is contingent upon the Company purchasing from Agilyx (formally Plas2Fuel) and paying in full for Plastic Reclamation Units on a prearranged schedule as follows:

a)	Twelve (12) Plastic Reclamation Units (“PRU’s”) between January 1 2010 and December 31, 2010;
b)	Twenty (20) PRU’s between January 1, 2011 and December 31, 2011; and
c)	Forty (40) PRU’s between January 1, 2012 and December 31, 2012; and
d)	Forty (40) PRU’s between January 1, 2013 and December 31, 2013; and
e)	Forty (40) PRU’s between January 1, 2014 and December 31, 2014; and
f)	Forty (40) PRU’s between January 1, 2015 and December 31, 2015; and
g)	Forty (40) PRU’s between January 1, 2016 and December 31, 2016; and
h)	Forty (40) PRU’s between January 1, 2017 and December 31, 2017; and
i)	Forty (40) PRU’s between January 1, 2018 and December 31, 2018; and
j)	Forty (40) PRU’s between January 1, 2019 and December 31, 2019; and
k)	Forty (40) PRU’s between January 1, 2020 and December 31, 2020.

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

Corporate History

            Green EnviroTech Holdings Corp. (formerly known as Wolfe Creek Mining, Inc. and referred to herein as (the “Company”)), was incorporated in the State of Delaware on June 26, 2007. On November 20, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Green EnviroTech Acquisition Corp., a Nevada corporation, and Green EnviroTech Corp. (“Green EnviroTech”), a plastics recovery, separation, cleaning, and recycling company. Green EnviroTech is a Nevada corporation formed on October 6, 2008 under the name EnviroPlastics Corporation.  On October 21, 2009, Enviroplastics Corporation changed its name to Green EnviroTech Corp.  On July 20, 2010, the Company filed an amendment to its certificate of incorporation with the secretary of state of Delaware to  (i) change its name from Wolfe Creek Mining, Inc. to Green EnviroTech Holdings Corp.  and (ii)  to increase its total authorized common shares to 250,000,000 common shares.

Pursuant to the Merger Agreement, on November 20, 2009 (the “Closing Date”), Green EnviroTech Acquisition Corp. merged with and into Green EnviroTech, resulting in Green EnviroTech becoming a wholly-owned subsidiary of the Company (the “Merger”). As a result of the consummation of the Merger, the Company issued approximately 3,000,004 shares of its common stock to the shareholders of Green EnviroTech, representing approximately 75% of the issued and outstanding common stock of the Company following the closing of the Merger. Further, the outstanding shares of common stock of Green EnviroTech were cancelled. The acquisition of Green EnviroTech is treated as a reverse acquisition, and the business of Green EnviroTech became the business of the Company. Immediately prior to the reverse acquisition, the Company was not engaged in any active business.

References hereinafter to “Green EnviroTech”, “we”, “us”, “our” and similar words refer to the Company and its wholly-owned subsidiary, Green EnviroTech, unless the context otherwise requires.

Plan of Operation

We are a development stage plastics recovery, separation, cleaning, and resin and oil producing company. We intend to supply compounded plastic resin to industries such as the automotive and consumer products industries, and plan to construct large-scale plastics recycling facilities near automotive shredder locations nationwide. Operating with large national metal recycling partners, the Company, using a patent-pending process developed in conjunction with Thar Process, Inc., will produce compounded to spec plastics ready to be re-introduced into commerce.  Additionally, with another strategic partner, the Company will convert the mixed stream of plastic from the recovery process as well as scrap plastic from other sources the Company has identified into crude oil.

Each year, approximately 4,000,000 tons of Shredder Residue from the metal recycling companies containing recoverable and reusable plastics are now unnecessarily disposed of in landfills according to the Institute of Scrap Recycling Industries, Inc.  We believe this is because, while the national and global demand for recovered plastics has increased dramatically over the past decade, the technology to efficiently and effectively recover plastic material from this residue stream has lagged behind.   This has resulted in tremendous waste and created an opportunity for someone with a cost-effective recovery process that works. Green EnviroTech now has such a process. We were formed to capitalize on the growing market to supply compounded plastic to businesses which currently use or want to use recycled plastics in their products, such as the automotive and consumer products industries.  Working with our metal shredder/recycling partners, we intend to utilize our proprietary cleaning technology to take the Shredder Residue headed to landfills, stained with contaminants, and convert it into two streams of recyclable material with no remaining trace of contaminants.  Using our process, plastics, rubber and, additional metals can be recovered from the Shedder Residue.  We intend to use our proprietary technology to process the plastic stream, removing the contaminants, thereby creating a compounded plastic material ready to be re-introduced into commerce.

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

Since our formation, we have concentrated on developing our business strategy and obtaining financing.  Accordingly, the Company is not generating revenue and does not expect to generate revenue until three to four months after our first plant is open.  Additionally, with Plas2Fuel as our third strategic partner, the Company will convert the mixed stream of plastic from the recovery process as well as scrap plastic from other sources the Company has identified into crude oil.  Plas2Fuel Corporation changed its name to Agilyx Corporation effective June 8, 2010.

In December 2009 the Company formed GET Wisconsin (“GET”) as a wholly owned subsidiary of Green EnviroTech in anticipation of the proposed plant construction of GET’s new plastics recovery plant. During the next 12 months, the Company expects to build an approximately 120,000 square foot plant in Fond du Lac, WI. We do not have any financing agreements and there can be no assurance that we will receive adequate funding. Without adequate funding we will not be able to build the plant and may have to cease operations. We do not have any agreements for funding and there cannot be any assurance that we will be able to obtain adequate funding to build the plant and allow us to run our business.

The Company has successfully negotiated and entered into contract with CR Meyer to construct, build the plant, and install the equipment. The site will have rail access that will allow the Company to ship its finished product to a compounding plant to be further processed.  The plant will operate 24 hours a day 7 days a week, and process approximately 100,000 tons of Shredder Residue per year.

The financial positions of the Company and its subsidiary, Green EnviroTech, as of June 30, 2010 are reflected in the Condensed Consolidated Balance Sheets. The cash and liabilities as shown are a result of cash injected into the Company by one of its directors as a loan to the Company. In addition, HE Capital loaned the Company an aggregate of $250,000 pursuant to two Loan Agreements, dated March 31, 2010 and April 9, 2010, by and between HE Capital and the Company for $215,000 and $35,000, respectively. The cash was used for operations of the Company during its development stage. The Company authorized the issuance of common stock to satisfy the balance of the note with its accrued interest, and HE Capital accepted the offer.  This note was converted on May 13, 2010 by issuing 252,111 shares of common stock to satisfy the note and accrued interest.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Green EnviroTech Corp. since inception on October 6, 2008 has expended its financial resources toward the completion of its development stage and to procure funding for its first plant of operation in Fond Du Lac, Wisconsin.  Negotiations for the purchase of equipment needed in the plant as well as the engineering and design of the plant have been ongoing.   Thus, the Company’s financial resources have mainly been used for travel and professional services in the form of engineering, design, legal and accounting.

The wages and professional fees for the three months ended June 30, 2010 were approximately $2,502,656 as compared to approximately $ 0 for the three months ended June 30, 2009. This increase of $2,502,656 in wages and professional fees is the result of the Company’s efforts in engineering and design related to the equipment and building projections and landfill testing concerning the Fond Du Lac plant.  There have been substantial increases in legal and accounting fees, which have been a result of the Company's reporting obligations with the Securities and Exchange Commission.  There were 2,250,000 shares of restricted common stock issued to officers in connection with the merger.  These shares were treated as professional fees.  The increase in professional fees also had to do with the use of financing experts preparing financial models for use in the financing arena.

The general and administrative expenses for the three months ended June 30, 2010 were approximately $95,070 as compared to approximately $18,756 for the three months ended June 30, 2009, an increase of approximately 407%. This increase of $76,314 was the result of an increase in travel, entertainment, advertising and marketing concerning the promotion of the company.

The non operating expenses for the three months ended June 30, 2010 were approximately $1,399 as compared to approximately $324 for the three months ended June 30, 2009, an increase of approximately 332%.  The increase of $1,075 in operating expenses was the result of the accrued interest on the working capital notes the Company incurred since inception through June 30, 2010.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The wages and professional fees for the six months ended June 30, 2010 were approximately $2,850,282 as compared to approximately $ 0 for the six months ended June 30, 2009. This increase of $2,850,282 in wages and professional fees is the result of the Company’s efforts in engineering and design related to the equipment and building projections and landfill testing concerning the Fond Du Lac plant.  There have been substantial increases in legal and accounting fees, which have been a result of the Company's reporting obligations with the Securities and Exchange Commission.  There were 2,250,000 shares of restricted common stock issued to officers in connection with the merger.  These shares were treated as professional fees.  The increase in professional fees also had to do with the use of financing experts preparing financial models for use in the financing arena.

The general and administrative expenses for the six months ended June 30, 2010 were approximately $105,509 as compared to approximately $22,148 for the six months ended June 30, 2009, an increase of approximately 376%. This increase of $83,361 was the result of an increase in travel, entertainment, advertising and marketing concerning the promotion of the company.

The non operating expenses for the six months ended June 30, 2010 were approximately $12,692 as compared to approximately $351 for the six months ended June 30, 2009, an increase of approximately 352%.  The increase of $12,341 in operating expenses was the result of the accrued interest on the working capital notes the Company incurred since inception through June 30, 2010.

The Company has generated no revenues from October 6, 2008 (inception) through June 30, 2010 and thus had no cost of revenues, nor did it have any gross profit. The Company is still in its development stage.

As a result of the above, the Company had a net loss of $3,664,570 since inception through June 30, 2010.

Liquidity and Capital Resources

Year Ended December 31, 2009 Compare to Six Months Ended June 30, 2010

The following table provides selected financial data about our Company for the year ended December 31, 2009 and the six months ended June 30, 2010.

Balance Sheet Data:	12/31/09	6/30/10

Cash	$23	$6,236
Construction in Progress	$60,073	$108,828
Total assets	$60,096	$115,064
Accts payable accrued expenses	$354,095	$674,619
Loan Payable – Other	$300,000	$20,000
Loan Payable – Related Party	$270,290	$116,729
Total liabilities	$924,385	$811,348
Shareholders' equity	$(864,289)	$(696,284)

  As of June 30, 2010 Green EnviroTech Holdings Corp. had a balance of cash in the bank in the amount of $6,236 and had accounts payable to vendors and accrued expenses in the amount of $674,619 compared to a balance of cash in the amount of $23 and accounts payable to vendors and accrued expenses in the amount of $354,095 as of December 31, 2009. This increase in cash in the amount of $6,213 was the result of working capital loans. The increase in accounts payable to vendors and accrued expenses in the amount of $320,524 was a result of increase in accrued executive salaries and accrued payroll taxes as well as consulting services in the engineering and design related to the equipment and building projections and landfill testing concerning the Fond Du Lac plant.

As of June 30, 2010, Green EnviroTech Corp. had a loan payable-other in the amount of $20,000, compared to a loan payable of $300,000 as of December 31, 2009.  The $20,000 is made up of one loan to a private party and explained further in the notes to the financial statements.  This loan was used for working capital.  The loan payable to related party was a working capital loan to the Company in the amount of $116,729 by its chief executive officer, Mr. Gary DeLaurentiis.

As of June 30, 2010, cash provided by financing activities since inception was $914,669 compared to $343,853 as of December 31, 2009. $30,000 resulted from the sale of shares to our officers and directors, $871,106 as a result of a loan from a related party, the Company CEO and $13,563 (net) was a result of loans from two private parties.

The Company received $215,000 on March 31, 2010 from HE Capital, SA as a loan and an additional $35,000 on April 9, 2010.  However, the loan was not signed until April 14, 2010.  The Company recorded the loan on March 31, 2010.  The Company also accrued interest of $2,111 on these notes through June 30, 2010.   These amounts were converted into 252,111 shares of common stock on May 13, 2010 in full payment of the notes.

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

   Not applicable.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) or 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report.  They  have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our disclosure  controls and procedures over financial reporting as of June 30, 2010, as further described below.

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

(2)	inadequate segregation of duties consistent with control objectives; and

(3)	ineffective controls over the period end financial disclosure and reporting processes.

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with their review of our financial Statements as of June 30, 2010.  These material weaknesses can be rectified by an injection of funding needed to hire personnel to fill the positions needed to carry out the necessary duties for adequate internal controls.  Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal disclosure controls and procedures, we have initiated, or plan to initiate when funding permits, the following series of measures:

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

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

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

GREEN ENVIROTECH HOLDINGS CORP.

Date: August 6, 2010	By:	/s/ Gary M. De Laurentiis
Gary M. De Laurentiis
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2010	By:	/s/ Wayne Leggett
Wayne Leggett
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer