Form 10-Q
period 2010-09-30
GREEN ENVIROTECH HOLDINGS CORP.
filed 2010-11-09
CIK 1428765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________  to __________.

Commission file number 333-149626

GREEN ENVIROTECH HOLDINGS CORP.
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	32-0218005 (I.R.S. Employer Identification No.)

5300 Claus Road P.O. Box 692 Riverbank, CA (Address of principal executive offices)	95367 (Zip Code)

Registrant’s telephone number: (209) 863-9000

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
Yes  ☐   No ☒

As of November 9, 2010, there were 63,416,758 shares of the issuer’s common stock outstanding.

GREEN ENVIROTECH HOLDINGS CORP.

Table of Contents

		Pages
Part I	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statement.	1

	Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009.	2

	Condensed Consolidated Statements of Operations for the Nine and Three Months Ended September 30, 2010 and 2009 (unaudited) and for the Period October 6, 2008 (inception) Through September 30, 2010.	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (unaudited) and for the Period October 6, 2008 (inception) Through September 30, 2010.	4

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2010 (unaudited) and the Year Ended December 31, 2009.	5

	Notes to Unaudited Condensed Consolidated Financial Statements.	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.	27

Item 4T.	Controls and Procedures.	27

Part II	OTHER INFORMATION

Item 1.	Legal Proceedings.	27

Item 1A.	Risk Factors.	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28

Item 3.	Defaults Upon Senior Securities.	28

Item 4 .	(Removed and Reserved).	28

Item 5.	Other Information.	28

Item 6 .	Exhibits.	28

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condesned Consolidated Financial Statements:

Page
Condensed Consolidated Balance Sheet as of September 30, 2010 (Unaudited) and December 31, 2009	2
Condensed Consolidated Statements of Operations (Unaudited) For the Nine and Three Months Ended September 30, 2010 and 2009 and Period October 6, 2008 (Inception) through September 30, 2010	3
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) For the Nine Months Ended September 30, 2010 and the Year Ended December 31, 2009 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2010 and 2009 and Period October 6, 2008 (Inception) through September 30, 2010 (Unaudited)	5
Notes to Condesned Consolidated Financial Statements	6

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 (UNAUDITED) AND DECEMBER 31, 2009

	(Unaudited) September 30, 2010	December 31, 2009
ASSETS

CURRENT ASSETS
Cash	$12,383	$23
Other current assets	16,458	-
Total current assets	28,841	23

Fixed Assets
Construction in progress	113,929	60,073

TOTAL ASSETS	$142,770	$60,096

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$906,954	$354,095
Loan payable - other	160,000	300,000
Loan payable - related party	225,946	270,290
Total current liabilities	1,292,900	924,385

TOTAL LIABILITIES	1,292,900	924,385

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized,
63,416,758 and 59,999,895 shares issued and outstanding	63,417	60,000
Additional paid in capital	3,065,853	-
Deficit accumulated during the development stage	(4,279,400)	(924,289)
Total stockholders' equity (deficit)	(1,150,130)	(864,289)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$142,770	$60,096

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2010

	NINE MONTHS SEPTEMBER 30, 2010	NINE MONTHS SEPTEMBER 30, 2009	THREE MONTHS SEPTEMBER 30, 2010	THREE MONTHS SEPTEMBER 30, 2009	(Unaudited) OCTOBER 6, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2010

REVENUE	$-	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Wages and professional fees	1,010,458	120,233	290,176	120,233	1,566,876
Professional fees - common stock issued	2,062,782	-	(67,218)	-	2,062,782
General and administrative	259,037	56,674	153,528	34,526	378,936
Total operating expenses	3,332,277	176,907	376,486	154,759	4,008,594

NON-OPERATING EXPENSES
Interest expense	22,834	1,134	10,142	783	42,604
Total non-operating expenses	22,834	1,134	10,142	783	42,604

NET (LOSS)	$(3,355,111)	$(178,041)	$(386,628)	$(155,542)	$(4,051,198)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	61,739,261	59,999,895	64,172,739	59,999,895	66,264,509

NET (LOSS) PER SHARE	$(0.05)	$(0.00)	$(0.01)	$(0.00)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND THE YEAR ENDED DECEMBER 31, 2009
UNAUDITED

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance - June 26, 2007 (Inception of
Wolf Creek Mining, Inc.)	-	$-	-	$-	$-	$-	$-

Common shares issued to founders for
cash	-	-	44,999,895	45,000	(30,000)	-	15,000

Net loss for the period	-	-	-	-	-	(9,105)	(9,105)

Balance - December 31, 2007	-	-	44,999,895	45,000	(30,000)	(9,105)	5,895

Common shares issued for cash	-	-	15,000,000	15,000	10,000	-	25,000

Net loss for the year	-	-	-	-	-	(19,608)	(19,608)

Balance - December 31, 2008	-	-	59,999,895	60,000	(20,000)	(28,713)	11,287

Net loss for the period January 1, 2009 through
November 20, 2009 - date of merger with
Green EnviroTech Corp.	-	-	-	-	-	(9,845)	(9,845)

Net effect of recapitalization with GreenEnviroTech
Corp. including repurchase and subsequent
cancellation of shares and issuance of
new shares	-	-	-	-	(208,202)	(310,350)	(518,552)

To reclassify negative paid in capital to
retained earnings	-	-	-	-	228,202	(228,202)	-

Net loss for the period November 21, 2009 through
December 31, 2009	-	-	-	-	-	(347,179)	(347,179)

Balance - December 31, 2009	-	-	59,999,895	60,000	-	(924,289)	(864,289)

Common shares issued to consultants
and officers	-	-	2,500,000	2,500	2,127,500	-	2,130,000

Conversion of notes payable to common
stock	-	-	1,006,488	1,006	1,005,482	-	1,006,488

Cancelation of shares to consultant	-	-	(89,625)	(89)	(67,129)	-	(67,218)

Net loss for the nine months ended
September 30, 2010	-	-	-	-	-	(3,355,111)	(3,355,111)

Balance - September 30, 2010	-	$-	63,416,758	$63,417	$3,065,853	$(4,279,400)	$(1,150,130)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 AND
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2010

	NINE MONTHS ENDED	NINE MONTHS ENDED	(Unaudited) OCTOBER 6, 2008 (INCEPTION) THROUGH
	SEPTEMBER 30, 2010	SEPTEMBER 30, 2009	SEPTEMBER 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,355,111)	$(178,041)	$(4,051,198)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Common stock issued for services, net of cancelations	2,062,782	-	2,121,017

Change in assets and liabilities
(Increase) in other current assets	(16,458)	-	(16,458)
Increase in accounts payable and accrued expenses	554,970	38,154	909,065
Total adjustments	2,601,294	38,154	3,013,624
Net cash (used in) operating activities	(753,817)	(139,887)	(1,037,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures related to construcition of building	(53,856)	-	(113,929)
Net cash (used in) investing activities	(53,856)	-	(113,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	30,000
Proceeds received from loan payable - related party	710,033	157,648	980,323
Proceeds received from loan payable - other	420,000	-	463,563
Payments on loan payable - other	(310,000)	-	(310,000)
Net cash provided by financing activities	820,033	157,648	1,163,886

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,360	17,761	12,383

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	23	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$12,383	$17,761	$12,383

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,468	$-	$15,368

NON-CASH SUPPLEMENTAL INFORMATION:
Stock issued for services	$2,130,000	$-	$2,188,235
Payment of common shares by third party	$-	$-	$256,437
Conversion of loans payable for common stock	$1,006,488	$-	$1,006,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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

Green EnviroTech Holdings Corp. (formerly Wolfe Creek Mining, Inc.) (the “Company”) was incorporated on June 26, 2007 under the laws of the State of Delaware. The Company up until November 20, 2009 was primarily engaged in the acquisition and exploration of mining properties. The Company filed an amendment to its charter on July 20, 2010 to change its name to Green EnviroTech Holdings Corp. .

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
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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

Pursuant to the Purchase Agreement, Green EnviroTech agreed to purchase, and Agilyx (formally Plas2Fuel) agreed to sell and install, a twelve vessel waste plastic to oil recycling system (the “System”), for a purchase price of $5,595,645. Green EnviroTech agreed to pay the purchase price over five installments.  On December 31, 2009, Agilyx (formally Plas2Fuel) issued a waiver to Green EnviroTech leaving it to the discretion of Green EnviroTech to implement the first installment due date before the equipment would be shipped.  As of September 30, 2010, the first installment date had not been determined.

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
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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

a)	Twelve (12) Plastic Reclamation Units (“PRU’s”) between January 1, 2010 and December 31, 2010;
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

On December 4, 2009, the Company formed Green EnviroTech Wisconsin, Inc., (“GET WISC”) a Wisconsin Corporation in anticipation of opening a plant in Wisconsin. GET WISC was inactive through December 31, 2009.

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
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

 (At the time of signing the employment contracts, the common shares exercise price of $4.50 did not take into consideration the 15:1 stock dividend declared on January 14, 2010 for shareholders of record on January 28, 2010.  The contracts are being amended to reflect the exercise price to be $.30 per common share.)  In October 2010, the Chief Technology Officer with consent of the Company resigned his position with the Company as its CTO in order to work as a consultant to the Company for Ergonomy, LLC, a company the CTO helped form and is already an officer.  The Company has a long standing contract with Ergonomy to use its technology.

On August 9, 2010, the Company formed Green EnviroTech Riverbank, Inc., (“GETRB”) a California Corporation in anticipation of opening the Riverbank, CA plant. GETRB has been inactive since its inception.

On September 1, 2010, the Company signed a five year lease for office space and opened its Riverbank, California offices and changed its corporate offices to California.  The office is staffed by the CEO and three office personnel.  The office space is approximately 1,100 sq ft.  The lease calls for lease payments in the amount of $600 per month the first year, $618 per month the 2nd year, $637 per month the 3rd year, $656 per month the 4th year and $675 per month the 5th year.

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has generated losses totaling $4,051,198 for the period October 6, 2008 (Inception) through September 30, 2010, and needs to raise additional funds to carry out their business plan.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Costs of maintenance and repairs will be charged to expense as incurred. The Company from the period October 6, 2008 (Inception) through September 30, 2010, has incurred $113,929 in engineering and design costs on a facility they were planning to build in Fond Du Lac, WI, but have decided to use the engineering and designs in a plant to be located in Sheboygan, Wisconsin.  Please refer to the Note 8 for further comments.  All of these costs are non-depreciable until the facility is in service.
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
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

	September 30,	September 30,
	2010	2009

Net loss	$(3,355,111)	$(178,041)

Weighted-average common shares
outstanding (Basic)	61,739,261	59,999,895

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	61,739,261	59,999,895

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
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of September 30, 2010, no additional accrual for income taxes is necessary.

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
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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

During the nine months ended September 30, 2010, the Company issued 2,500,000 shares of common stock with a fair value of $2,130,000 (between $0.80 and $1.00 per share). In addition, the Company issued 1,006,488 shares of common stock to convert loans payable that were outstanding to a related party (754,377) and to a non-related party (252,111). These shares were converted at $1.00 which was the fair value of the stock at the date of conversion. The Company also canceled 89,625 shares of common stock valued at $67,218 to a consultant for services not performed, as the certificate was returned.

As of September 30, 2010, there were 63,416,758 shares issued and outstanding.

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
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 4-	LOAN PAYABLE – RELATED PARTY (CONTINUED)

The CEO has advanced $1,088,805 through September 30, 2010, repaid $108,482 of these advances and converted $754,377 of these advances into shares of common stock through September 30, 2010. The remaining principal under this loan due as of September 30, 2010 is $225,946.

Interest expense for the nine months ended September 30, 2010 and 2009 is $9,581 and $1,192, respectively.

In addition, $12,849 of interest is accrued at September 30, 2010.

NOTE 5-	LOAN PAYABLE – OTHER

The Company entered into a loan payable in the amount of $300,000 with an unrelated third party on October 7, 2009. The loan matured January 29, 2010. Interest was due and payable on the first of the month for the prior month’s interest. The loan had a 15% interest rate. The Company repaid $200,000 in principal plus $5,960 in interest on this note, and extended the note to April 30, 2010 with a new principal balance of $100,000. The Company paid in full in April the $100,000 loan payable to Stacey Cooper.  Stacey Cooper agreed to receive stock from Wolfe Creek Mining, Inc. and cash in full payment of the note.  The directors of the Company agreed to issue 100,000 shares of common stock in payment of $48,000 of the note.  The Company’s president gave 100,000 shares of his to Stacey Cooper in satisfaction of this and increased his loan balance by the $48,000 and the Company paid the balance of $52,000 in cash on April 14, 2010. The Company incurred $7,637 in interest through April 30, 2010. As of September 30, 2010, all accrued interest has been paid.

The Company received $215,000 on March 31, 2010 and an additional $35,000 on April 9, 2010 from HE Capital, SA as a loan.  However, the loan was not signed until April 14, 2010.  The Company recorded the loan on March 31, 2010.  These notes accrue interest at 8% annually. The Company accrued interest of $2,111 on the loan through May 11, 2010.  These amounts were converted into shares of common stock.  On August 6, 2010, HE Capital loaned the Company $100,000 and loaned the Company an additional $50,000 on September 13, 2010.  These loans are for one year with 8% interest rate. The cash was used for operations of the Company during its development stage. Interest incurred on the $150,000 through September 30, 2010 and accrued as of September 30, 2010 is $1,444.

The Company also entered into a loan payable with an individual in the amount of $20,000 at 10% due on demand. Interest expense for the nine months ended September 30, 2010 and accrued interest as of September 30, 2010 is $1,052. The Company repaid $10,000 of this note in August 2010, and as of September 30, 2010 has $10,000 outstanding.

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

As of September 30, 2010, there is no provision for income taxes, current or deferred.

Net operating losses	$1,377,407
Valuation allowance	(1,377,407)

$-

At September 30, 2010, the Company had a net operating loss carry forward in the amount of $4,051,198, available to offset future taxable income through 2030.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended September 30, 2010 and 2009 is summarized below.

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
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 7-	FAIR VALUE MEASUREMENTS (CONTINUED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Level 1	Level 2	Level 3	Total

Cash	12,383	-	-	12,383

Total assets	12,383	-	-	12,383

NOTE 8-	COMMITMENTS

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

Pursuant to the Purchase Agreement, Green EnviroTech agreed to purchase, and Agilyx (formally Plas2Fuel) agreed to sell and install, a twelve vessel waste plastic to oil recycling system (the “System”), for a purchase price of $5,595,645. Green EnviroTech agreed to pay the purchase price over five installments.  On December 31, 2009, Agilyx (formally Plas2Fuel) issued a waiver to Green EnviroTech leaving it to the discretion of Green EnviroTech to implement the first installment due date before the equipment would be shipped.  As of September 30, 2010, the first installment date had not been determined.

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
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

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

a)	Twelve (12) Plastic Reclamation Units (“PRU’s”) between January 1, 2010 and December 31, 2010;
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

The Company had previously announced it was exploring the idea of opening a plant in Fond du Lac, Wisconsin.  However, the decision has now been decided to locate the plant in another city in Wisconsin.  There were no incentives offered by Fond du Lac other than to offer to sale land suitable for plant construction when no building for lease was found suitable for the Company’s needs.  The Industrial Park location appeared to be suitable and the Company started design work for the location.  The site called for a rail spur which was turned down by the railroad for lack of enough space to meet their requirements.  The Company looked elsewhere and decided to direct its efforts to Sheboygan where the city has offered incentives and the city has commercial building space available suitable for the needs of the plant.  The area also has a pool of experienced work force available to compliment the employee requirements needed for the plant.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

NOTE 8-	COMMITMENTS (CONTINUED)

The Company received on September 23, 2010 an Incentive Offer from the City of Sheboygan laying out its proposal of incentives for the Company to consider locating its plant in Sheboygan.  Sheboygan offered a low-interest loan in the amount of $400,000 to be used for equipment, working capital, or training purposes from its Business Development Loan Program.  The city offered to sponsor a bond resolution for the Industrial Revenue Bonds which can be used for funding of a large portion of the project.  The city will sponsor and prepare the grant application for a Transportation Economic Assistance Grant for assistance of up to 50% of the costs of a railroad spur if the Company qualifies.  The city is working with a Bay-Area Workforce Development Board in conjunction with a Technical College who are proposing a $100,000 grant for training associated with start-up of the new building and equipment.  The city spoke to Alliant Energy who offers a Shared Savings program that is available if the efficiency levels of our equipment, meets their energy savings.  This could equate to 2% money toward a five year loan.  The city reports there are energy efficiency incentives from the Wisconsin Public Service as well.

During the third quarter, the Company issued a Letter of Intent to explore the possibility of purchasing a Hong Kong based Trading Company for stock and cash.   The company is a plastics brokerage company brokering plastic in Europe and Asia

On September 24, 2010, the Company received a “term sheet” from an equipment leasing company for the $5,000,000 purchase of the equipment to be placed in the Riverbank facility.  The plant will produce oil using the Agilyx technology.  The material to be used in the technology is from an agricultural waste plastic stream, the Company will obtain at no cost to the Company.  The transportation of the waste plastic to the plant is also included at no cost. The Company has also received draft approval documents from the Air Resourse Board with authority to proceed with the development of the plant. This is the first license of its kind to be issued in California for construction of a facility to use this technology.

On September 1, 2010, the Company signed a five year lease for office space and opened its Riverbank, California offices and changed its corporate offices to California.  The office is staffed by the CEO and three office personnel.  The office space is approximately 1,100 sq ft.  The lease calls for lease payments in the amount of $600 per month the first year, $618 per month the 2nd year, $637 per month the 3rd year, $656 per month the 4th year and $675 per month the 5th year.

NOTE 9-	SUBSEQUENT EVENTS

On October 4, 2010, the Company received a letter from the City of Riverbank’s Local Redevelopment Authority (LRA) outlining its support and enthusiasm for the Company’s decision to proceed with the development of a plant facility in Riverbank and for opening its corporate offices in their city.  To show their commitment to the Company’s success in Riverbank, the LRA is preparing the Community Development Block Grant (CDBG) Over-The-Counter (OTC) Grant Application in support of the Company.   The Grant provides for the creation and retention of jobs.  The funds are awarded at a rate of $35,000 per estimated new job created.  The LRA is working with the granting agency and the State’s Department of Housing & Community Development, to provide $5 million in funds over the next two years for site infrastructure improvements, business working capital, job training and equipment in the form of both grants and loans.  In addition, the LRA is prepared to offer the Company in-kind contributions totaling $2,000,000 to support the project, including staff support, building improvements, local building and processing fees, electrical upgrades, rail improvements and infrastructure upgrades.  The Company appreciates the support the community of Riverbank is providing.

0n October 8, 2010 the Company received a Letter of Intent from Ravago Manufacturing Americas for joint activities with the Company. Ravago has experience as an engineering resin custom compounder, toll and producer services provider, and world class recycler of both engineering polymers and basic commodity plastics has made them one of America's leading resins suppliers. Their broad product portfolio and unique manufacturing assets allow for versatility beyond compare. Ravago has facilities strategically located to serve both the producer and end user, with activities in the Midwest, Southeast, and Gulf Coast regions.  In the Ravago Letter of Intent, Ravago will install and operate manufacturing equipment in Green EnviroTech’s facilities to produce compounded plastic products.  The Company will pay Ravago $0.15 per pound for the compound produced.  The Company will purchase the compounded material from another division of Ravago, H. Muehlstein. Ravago, with its worldwide customer list, will take 100% of the compounded material produced at the Company facilities and market the material for a 10% commission thru its division ENTEC.  This Letter of Intent from Ravago saves the Company millions of dollars for the purchase of compounding equipment, operation and maintenance of the equipment as well as provides the Sales and Marketing Department for the Company.   Essentially, the Letter of Intent guarantees Ravago as the Company’s one customer for its compound material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

 Statements in this quarterly report on Form 10-Q may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this quarterly report on Form 10-Q, including the risks described under  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and, except as may be required under applicable securities laws, we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this quarterly report on Form 10-Q.

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

            On December 4, 2009, the Company formed Green EnviroTech Wisconsin, Inc., (“GET WISC”) a Wisconsin Corporation in anticipation of opening a plant in Wisconsin. GET WISC was inactive through December 31, 2009.

On August 9, 2010, the Company formed Green EnviroTech Riverbank, Inc., (“GETRB”) a California Corporation in anticipation of opening the Riverbank, CA plant. GETRB has been inactive since its inception.

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

In December 2009 the Company formed GET Wisconsin (“GET”) as a wholly owned subsidiary of Green EnviroTech in anticipation of the proposed new plastics recovery plant. During the next 12 months, the Company expects to build, lease or purchase an approximately 120,000 square foot plant in Sheboygan, Wisconsin. We do not have any financing agreements and there can be no assurance that we will receive adequate funding. Without adequate funding we will not be able to build, lease or purchase the plant and may have to cease operations. We do not have any agreements for funding and there cannot be any assurance that we will be able to obtain adequate funding for a plant that will allow us to run our business.

The Company had previously announced it was exploring the idea of opening a plant in Fond du Lac, Wisconsin.  However, we have decided to locate the plant in another city in Wisconsin.  There were no incentives offered by Fond du Lac other than to offer to sell land suitable for plant construction when no building for lease was found suitable for the Company’s needs.  The Industrial Park location appeared to be suitable and the Company started design work for the location.  The site called for a rail spur which was turned down by the railroad for lack of enough space to meet their requirements.  The Company looked elsewhere and decided to direct its efforts to Sheboygan where the city has offered incentives and the city has commercial building space available suitable for the needs of the plant.  The area also has a pool of experienced work force available to compliment the employee requirements needed for the facility.

The Company is currently negotiating with several other metal recycling companies to supply Shredder Residue to the proposed plant in Sheboygan.

The Company has successfully negotiated and entered into contract with CR Meyer to construct, build or rehab the plant if needed, and install the equipment. The site will have rail access that will allow the Company to ship its finished product to Customers. The plant will operate 24 hours a day 7 days a week, and process approximately 100,000 tons of Shredder Residue per year.

On September 1, 2010, the Company signed a five year lease for office space and opened its Riverbank, California offices and changed its corporate offices to California.  The office is staffed by the CEO and three office personel.  The office space is approximately 1,100 sq ft.  The lease calls for lease payments in the amount of $600 per month the first year, $618 per month the 2nd year, $637 per month the 3rd year, $656 per month the 4th year and $675 per month the 5th year.

The Company received on September 23, 2010 an Incentive Offer from the City of Sheboygan laying out its proposal of incentives for the Company to consider locating its plant in Sheboygan.  Sheboygan offered a low-interest loan in the amount of $400,000 to be used for equipment, working capital, or training purposes from its Business Development Loan Program.  The city offered to sponsor a bond resolution for the Industrial Revenue Bonds which can be used for funding of a large portion of the project.  The city will sponsor and prepare the grant application for a Transportation Economic Assistance Grant for assistance of up to 50% of the costs of a railroad spur if the Company qualifies.  The city is working with a Bay-Area Workforce Development Board in conjunction with a Technical College who are proposing a $100,000 grant for training associated with start-up of the new building and equipment.  The city spoke to Alliant Energy who offers a Shared Savings program that is available if the efficiency levels of our equipment, meets their energy savings.  This could equate to 2% money toward a five year loan.  The city reports there are energy efficiency incentives from the Wisconsin Public Service as well.

On September 24, 2010, the Company received a “term sheet” from an equipment leasing company for the $5,000,000 purchase of the equipment to be placed in the Riverbank facility.  The plant will produce oil using the Agilyx technology.  The material to be used in the technology is from an agricultural waste plastic stream, the Company will obtain at no cost to the Company.  The transportation of the waste plastic to the plant  is also included at no cost. The Company has also received draft approval documents from the Air Resourse Board with authority to proceed with the development of the plant. This is the first license of its kind to be issued in California for construction of a facility to use this technology.

During the third quarter, the Company issued a Letter of Intent to explore the possibility of purchasing a Hong Kong based Trading Company for stock and cash.   The company is a plastics brokerage company brokering plastic in Europe and Asia.

On October 4, 2010, the Company received a letter from the City of Riverbank’s Local Redevelopment Authority (LRA) outlining its support and enthusiasm for the Company’s decision to proceed with the development of a plant facility in Riverbank and for opening its corporate offices in their city.  To show their commitment to the Company’s success in Riverbank, the LRA is preparing the Community Development Block Grant (CDBG) Over-The-Counter (OTC) Grant Application in support of the Company.   The Grant provides for the creation and retention of jobs.  The funds are awarded at a rate of $35,000 per estimated new job created.  The LRA is working with the granting agency and the State’s Department of Housing & Community Development, to provide $5 million in funds over the next two years for site infrastructure improvements, business working capital, job training and equipment in the form of both grants and loans.  In addition, the LRA is prepared to offer the Company in-kind contributions totaling $2,000,000 to support the project, including staff support, building improvements, local building and processing fees, electrical upgrades, rail improvements and infrastructure upgrades.  The Company appreciates the support the community of Riverbank is providing.

0n October 8, 2010 the Company received a Letter of Intent from Ravago Manufacturing Americas for joint activities with the Company. Ravago has experience as an engineering resin custom compounder, toll and producer services provider, and world class recycler of both engineering polymers and basic commodity plastics has made them one of America's leading resins suppliers. Their broad product portfolio and unique manufacturing assets allow for versatility beyond compare. Ravago has facilities strategically located to serve both the producer and end user, with activities in the Midwest, Southeast, and Gulf Coast regions.  In the Ravago Letter of Intent, Ravago will install and operate manufacturing equipment in Green EnviroTech’s facilities to produce compounded plastic products.  The Company will pay Ravago $0.15 per pound for the compound produced.  The Company will purchase the “Prime” component of the compounded material from another division of Ravago, H. Muehlstein. Ravago, with its worldwide customer list, will take 100% of the compounded material produced at the Company facilities and market the material for a 10% commission thru its division ENTEC.  This Letter of Intent from Ravago saves the Company millions of dollars for the purchase of compounding equipment, operation and maintenance of the equipment as well as provides the Sales and Marketing Department for the Company.   Essentially, the Letter of Intent guarantees Ravago as the Company’s one customer for its compound material.

The financial positions of the Company and its subsidiary, Green EnviroTech, as of September 30, 2010 are reflected in the Condensed Consolidated Balance Sheets. The cash and liabilities as shown are a result of cash injected into the Company by one of its directors as a loan to the Company. In addition, HE Capital loaned the Company an aggregate of $250,000 pursuant to two Loan Agreements, dated March 31, 2010 and April 9, 2010, by and between HE Capital and the Company for $215,000 and $35,000, respectively. The cash was used for operations of the Company during its development stage. The Company authorized the issuance of common stock to satisfy the balance of the note with its accrued interest, and HE Capital accepted the offer.  This note was converted on May 13, 2010 by issuing 252,111 shares of common stock to satisfy the note and accrued interest.  On August 6, 2010, HE Capital loaned the Company $100,000 and loaned the Company an additional $50,000 on September 13, 2010.  These loans are for one year with 8% interest rate. The cash was used for operations of the Company during its development stage.  Interest incurred on the $150,000 through September 30, 2010 and accrued as of September 30, 2010 is $1,444.

 Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Green EnviroTech Corp. since inception on October 6, 2008 has expended its financial resources toward the completion of its development stage and to procure funding for its first plant of operation in Sheboygan, Wisconsin.  Negotiations for the purchase of equipment needed in the plant as well as the engineering and design of the plant have been ongoing.   Thus, the Company’s financial resources have mainly been used for travel and professional services in the form of engineering, design, legal and accounting.

The wages and professional fees for the three months ended September 30, 2010 were approximately $222,958 as compared to approximately $ 120,233 for the three months ended September 30, 2009. This increase of $102,725 in wages and professional fees is the result of the Company’s efforts in engineering and design related to the equipment and building projections and landfill testing concerning the Sheboygan, Wisconsin plant.  There have been substantial increases in legal and accounting fees, which have been a result of the Company's reporting obligations with the Securities and Exchange Commission.    The increase in professional fees also had to do with the use of financing experts preparing financial models for use in the financing arena.

The general and administrative expenses for the three months ended September 30, 2010 were approximately $153,528 as compared to approximately $34,526for the three months ended September 30, 2009, an increase of approximately 333%. This increase of $119,002 was the result of an increase in travel, entertainment, advertising and marketing concerning the promotion of the company.

The non operating expenses for the three months ended September 30, 2010 were approximately $10,142 as compared to approximately $783 for the three months ended September 30, 2009, an increase of approximately 120%.  The increase of $9,359 in non operating expenses was the result of the interest incurred on the working capital notes the Company incurred since inception through September 30, 2010.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The wages and professional fees for the nine months ended September 30, 2010 were approximately $3,073,240 as compared to approximately $ 120,233 for the nine months ended September 30, 2009. This increase of $2,953,007 wages and professional fees is the result of the Company’s efforts in engineering and design related to the equipment and building projections and landfill testing concerning the Sheboygan, Wisconsin plant and the issuance of 2,500,000 shares of common stock valued at $2,130,000 in the nine months ended September 30, 2010, net of the 89,625 shares of common stock that were returned by a consultant and canceled valued at $67,218.  These shares were treated as professional fees.  There have been substantial increases in legal and accounting fees, which have been a result of the Company's reporting obligations with the Securities and Exchange Commission.    The increase in professional fees also had to do with the use of financing experts preparing financial models for use in the financing arena.

The general and administrative expenses for the nine months ended September 30, 2010 were approximately $259,037 as compared to approximately $56,674 for the nine months ended September 30, 2009, an increase of approximately 349%. This increase of $202,363 was the result of an increase in travel, entertainment, advertising and marketing concerning the promotion of the company.

The non operating expenses for the nine months ended September 30, 2010 were approximately $22,834 as compared to approximately $1,134 for the nine months ended September 30, 2009, an increase of approximately 1,914%.  The increase of $21,700 in non operating expenses was the result of the interest incurred on the working capital notes the Company incurred since inception through September 30, 2010.

The Company has generated no revenues from October 6, 2008 (inception) through September 30, 2010 and thus had no cost of revenues, nor did it have any gross profit. The Company is still in its development stage.

As a result of the above, the Company had a net loss of $4,051,198 since inception through September 30, 2010.

Liquidity and Capital Resources

Year Ended December 31, 2009 Compare to Nine Months Ended September 30, 2010

The following table provides selected balance sheet data about our Company as of September 30, 2010 and December 31, 2009.

Balance Sheet Data:	12/31/09	9/30/10
Cash	$23	$12,383
Deposits	$0	$16,458
Construction in Progress	$60,073	$113,929
Total assets	$60,096	$142,770
Accts payable accrued expenses	$354,095	$906,954
Loan Payable – Other	$300,000	$160,000
Loan Payable – Related Party	$270,290	$225,946
Total liabilities	$924,385	$1,292,900
Stockholders' equity (deficit)	$(864,289)	$(1,150,130)

  As of September 30, 2010, the Company had a balance of cash in the bank in the amount of $12,383 and had accounts payable to vendors and accrued expenses in the amount of $906,954 compared to a balance of cash in the amount of $23 and accounts payable to vendors and accrued expenses in the amount of $354,095 as of December 31, 2009. This increase in cash in the amount of $12,360 was the result of working capital loans. The increase in accounts payable to vendors and accrued expenses in the amount of $552,859 was a result of increase in accrued executive salaries and accrued payroll taxes as well as consulting services in the engineering and design related to the equipment and building projections and landfill testing concerning the Sheboygan, Wisconsin plant.

As of September 30, 2010, the Company had a loan payable-other in the amount of $160,000, compared to a loan payable of $300,000 as of December 31, 2009.  The $160,000 is made up of one loan to a private party and explained further in the notes to the financial statements.  This loan was used for working capital.  The loan payable to related party was a working capital loan to the Company in the amount of $225,946 by its chief executive officer, Mr. Gary DeLaurentiis.

As of September 30, 2010, cash provided by financing activities since inception was $1,163,886 compared to $343,853 as of December 31, 2009. $30,000 resulted from the sale of shares to our officers and directors, $980,323 as a result of a loan from a related party, the Company CEO and $153,563 (net) was a result of loans from two private parties.

The Company received $215,000 on March 31, 2010 from HE Capital, SA as a loan and an additional $35,000 on April 9, 2010.  However, the loan was not signed until April 14, 2010.  The Company recorded the loan on March 31, 2010.  The Company also accrued interest of $2,111 on these notes through September 30, 2010.   These amounts were converted into 252,111 shares of common stock on May 13, 2010 in full payment of the notes.  On August 6, 2010, HE Capital loaned the Company $100,000 and loaned the Company an additional $50,000 on September 13, 2010.  These loans are for one year with 8% interest rate. The cash was used for operations of the Company during its development stage. Interest incurred on the $150,000 through September 30, 2010 and accrued as of September 30, 2010 is $1,444.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) or 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report.  They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our disclosure controls and procedures over financial reporting as of September 30, 2010, as further described below.

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

The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with their review of our financial Statements as of September 30, 2010.  These material weaknesses can be rectified by an injection of funding needed to hire personnel to fill the positions needed to carry out the necessary duties for adequate internal controls.  Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved).

Item 5. Other Information.

On August 6, 2010, HE Capital loaned the Company $100,000 and loaned the Company an additional $50,000 on September 13, 2010, and the Company issued HE Capital promissory notes with respect to such loans. The notes bear interest at the rate of 8% per annum, payable upon maturity. The August 6, 2010 matures on August 8, 2011 and the September 13, 2010 note matures on September 14, 2011.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Item 6. Exhibits.

Exhibit No.	Description
10.1	8% Promissory Note, dated August 6, 2010
10.2	8% Promissory Note, dated September 13, 2010
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENVIROTECH HOLDINGS CORP.

Date: November 9, 2010	By:	/s/ Gary M. DeLaurentiis
Gary M. De Laurentiis
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2010	By:	/s/ Wayne Leggett
Wayne Leggett
Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	8% Promissory Note, dated August 6, 2010
10.2	8% Promissory Note, dated September 13, 2010
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer
32.2	Section 906 Certification of Principal Financial Officer