Form 10-K
period 2010-12-31
GREEN ENVIROTECH HOLDINGS CORP.
filed 2011-04-04
CIK 1428765

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K
(mark one)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2010

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______
Commission File No. 333-149626

GREEN ENVIROTECH HOLDINGS CORP.
 (Exact Name of registrant as specified in its charter)

Delaware	32-0218005
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

PO Box 692 5300 Claus Road Riverbank, CA	95367
(Address of Principal Executive Offices)	(Zip Code)

(209) 863-9000
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class to be so registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act: None.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $31.2 million as of June 30, 2010. Shares of voting stock held by each executive officer and director of the registrant and each person who beneficially owns 10% or more of the registrant’s outstanding voting stock has been excluded from the calculation. This determination of affiliated status may not be conclusive for other purposes.

(ISSURERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Registrant’s common stock as of March 29, 2011was 63,648,008 shares.

PART I

ITEM 1. BUSINESS.

Corporate History

              Green EnviroTech Holdings Corp. (the “Company”), formerly known as Wolfe Creek Mining, Inc., was incorporated in the State of Delaware on June 26, 2007. On November 20, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Green EnviroTech Acquisition Corp., a Nevada corporation, and Green EnviroTech Corp. (“Green EnviroTech”), a plastics recovery, separation, cleaning, and recycling company. Green EnviroTech is a Nevada corporation formed on October 6, 2008 under the name EnviroPlastics Corporation. On October 21, 2009, Enviroplastics Corporation changed its name to Green EnviroTech Corp. and on July 20, 2010, the Company changed its name to Green EnviroTech Holdings Corp.

Pursuant to the Merger Agreement, on November 20, 2009 (the “Closing Date”), Green EnviroTech Acquisition Corp. merged with and into Green EnviroTech, resulting in Green EnviroTech becoming a wholly-owned subsidiary of the Company (the “Merger”). As a result of the consummation of the Merger Agreement, the Company issued approximately 45,000,000 shares of its common stock to the shareholders of Green EnviroTech, representing approximately 45% of the issued and outstanding common stock of the Company following the closing of the Merger. Further, the outstanding shares of common stock of Green EnviroTech were cancelled. The acquisition of Green EnviroTech is treated as a reverse acquisition, and the business of Green EnviroTech became the business of the Company. Immediately prior to the reverse acquisition, Wolfe Creek was not engaged in any active business.

Our common stock (“Common Stock”) is quoted on the Over-the-Counter Bulletin Board under the symbol “WCRM.OB”.  We have legally changed our name to Green EnviroTech Holdings Corp. in the State of Delaware and FINRA has approved the corporate name change of the Company. There has been limited trading to date in the Common Stock. We have a total of 250,000,000 authorized common shares with a par value of $0.001 per share and 25,000,000 authorized preferred shares. On March 11, 2010, the Company effected a 14-to-1 stock dividend, pursuant to which each stockholder of the Company was issued 14 additional shares of common stock for each share of common stock held by such shareholder as of the record date for the stock dividend of March 11, 2010. As a result of this stock dividend, the number of shares of the Company’s common stock issued and outstanding increased from approximately 4,000,000 to 60,000,000. As of March 16, 2011, there are 63,516,758 shares of common stock issued and outstanding.

References hereinafter to “Green EnviroTech”, “we”, “us”, “our” and similar words refer to the Company and its wholly-owned subsidiary, Green EnviroTech Corp., unless the context otherwise requires. Prior to the effectiveness of the reverse acquisition, these terms refer to Green EnviroTech Corp.  References to “Wolfe Creek” refer to the Company and its business prior to the reverse acquisition

Our Principal Offices

Our executive offices are located at 5300 Claus Road, Riverbank, CA 95367, and our phone number at this address is (209) 863-9000.

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

In 2006, it was determined by the automotive industry that approximately 9,200 establishments manufactured motor vehicles and motor vehicle parts. We believe number of such establishments has since declined due to the economic down turn.  The exact number of establishments that have closed has not been determined.  However, a number of the establishments have down sized and merged.  Their trend indicates they are coming back stronger.   Such establishments include small parts plants with a few workers to huge assembly plants that employ thousands; the largest sector of this industry is motor vehicle parts manufacturing. This industry includes electrical and electronic equipment, engines and transmissions, brake systems, seating and interior trim, steering and suspension components, air-conditioners, and motor vehicle stampings, such as fenders, tops, body parts, trim, and molding.  Plastics are a large and growing part of many of these products.

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

To demonstrate the “Care Car II” program, plastics were recovered from shredder residue including PP/PE (Polypropylene/Polyethylene), ABS (Acrylonitrile butadiene styrene), PUR( Polyurethane) as well as foam and rubber. These materials were then used to create over 150 pounds of recycled plastic that could replace virgin plastics in a new vehicle.  The program vehicles’ parts (molded from recycled plastics) were then subjected to accelerated durability testing and met all Chrysler’s performance and material specifications. The vehicles were subsequently shown at the following technical and public events in 2002:

· New York Auto Show;
· Paris Auto Show;
· GPEC International Plastics Convention, Detroit, MI;
· Automotive Reporters Review, New York, NY;
· Washington, DC (Received Environmental Award for the Year);
· Senior Management- DaimlerChrysler, Auburn Hills, MI. and Stuttgart Germany; and
· Ford Motor Company, GM, Mercedes and Porsche.

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

The Green EnviroTech Separation Process

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

Plastic resin which has been surface contaminated is submerged in a liquefied gas mixture.  The gas mixture works to remove the contaminants in a unique way.  A propane component of the mixture dissolves the heavy "oils" and "waxes" because of its high solvent capability.  A carbon dioxide component provides light oil removal, a small molecule to reach deep into the material, and a safety blanket for the propane.  Throughout the system, the plastic resin is contacted with the gas or liquid stream of the mixture and agitated to ensure complete removal of the contaminants.  The liquid mixture is then distilled for reuse while the contaminants are safely collected.  The entire process is illustrated below.

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

Compounding After Cleaning and Separation

The Modern Plastics Encyclopedia (1995) defines “plastics compounding” as: the incorporation of additional ingredients to base plastic types needed for processing to create optimal properties in the finished material. These ingredients may include additives to improve a polymer's physical properties, stability or process ability.

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

Facilities Development Plan

On December 4, 2009, the Company formed Green EnviroTech Wisconsin, Inc., (“GET WISC”) a Wisconsin corporation, in anticipation of opening a plant in Wisconsin.

The Company had previously announced it was exploring the idea of opening a plant in Fond du Lac, Wisconsin.  However, we have since decided to locate the plant in another city in Wisconsin.  There were no incentives offered by Fond du Lac other than to offer to sell land suitable for plant construction when no building for lease was found suitable for the Company’s needs.  The Industrial Park location appeared to be suitable and the Company started design work at the location.  The site called for a rail spur which was turned down by the railroad for lack of enough space to meet their requirements.  The Company looked elsewhere and decided to direct its efforts to Sheboygan where the city has offered incentives and the city has commercial building space available suitable for the needs of the plant.  The area also has a pool of experienced work force available to compliment the employee requirements needed for the plant.

As of December 31, 2010, the Company is in discussions regarding the construction of a plant in Wisconsin, however, the original location in Fond de Lac, was abandoned as the lot was not large enough to facilitate a railroad spur, which would be needed.

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

On August 9, 2010, the Company formed Green EnviroTech Riverbank, Inc., (“GETRB”) a California corporation, in anticipation of opening the Riverbank, CA plant. The Company is currently leasing space in Riverbank, CA and anticipates operations to commence in the second quarter of 2011.

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

Pursuant to the Purchase Agreement, Green EnviroTech agreed to purchase, and Agilyx (formally Plas2Fuel) agreed to sell and install, a twelve vessel waste plastic to oil recycling system (the “System”), for a purchase price of $5,595,645. Green EnviroTech agreed to pay the purchase price over five installments.  On December 31, 2009, Agilyx (formally Plas2Fuel) issued a waiver to Green EnviroTech leaving it to the discretion of Green EnviroTech to implement the first installment due date before the equipment would be shipped.  As of December 31, 2010, the first installment date had not been determined.  The waiver issued to the Company by Agilyx is still in place and recognized by Agilyx.  The Company expects to place its first order to Agilyx for its Riverbank, CA plant by the end of April 2011.  The Riverbank Plant is expected to be in production by the end of August or September 2011.

Pursuant to the Oil Marketing Agreement, Green EnviroTech agreed to provide to Agilyx (formally Plas2Fuel), on an exclusive basis, the sweet crude oil generated by the System, meeting the specifications set forth in the Oil Marketing Agreement, and Agilyx (formally Plas2Fuel) agreed to broker the oil for sale to third parties, for a commission of 10%. The Oil Marketing Agreement has a term of five years commencing on December 12, 2009, which will renew automatically for successive one year terms unless either party provides written notice at least 90 days prior to such renewal.

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

a)
Twelve (12) Plastic Reclamation Units (“PRU’s”) between January 1, 2010 and December 31, 2010; (as of December 31, 2010, no units had been ordered.  Even though no units have been ordered as set forth in the agreement, Agilyx still recognizes Green EnviroTech as having exclusive rights with no liability to Agilyx until the first order.  The Company expects to order its first units by the end of April 2011)

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

On September 24, 2010, the Company received a “term sheet” from Naranza Capital Partners for the lease purchase of $5,000,000 of equipment to be placed in the Riverbank facility.   On November 23, 2010, the Company signed an Equipment Lease Agreement with Naranza Capital Partners for the lease of the equipment needed in the Riverbank Plant.  This Capital Lease also included the installation of this equipment and has a $1 (one dollar) buyout clause.  The term of the lease is for five years (60 months) starting from the date the equipment is operational. The Company paid an application fee of $12,500 plus the first and last month’s lease payments in the amount of $128,945 each.  The Company also paid $10,000 doc fees, site visit fee and legal fees.  As of December 31, 2010, the equipment had not been ordered for shipment.  However, the equipment is expected to be ordered by the end of April 2011 and fully operational by the end of August or September 2011 in the Riverbank Plant.  The plant will produce sweet crude oil using the Agilyx technology.  The material to be used in the technology is from an agricultural waste plastic stream, the Company will obtain at no cost to the Company.  The Company has already set in motion negotiations with the agriculture industry to supply the waste plastic. The transportation of the waste plastic to the plant is the only cost. The Company has also received draft approval documents from the Air Resource Board with authority to proceed with the development of the plant. This is the first license of its kind to be issued in California for construction of a facility to use this technology.

Strategic Partners and Business Synergies

            0n October 8, 2010 the Company received a Letter of Intent from Ravago Manufacturing Americas (“Ravago”) for joint activities with the Company. Ravago has experience as an engineering resin custom compounder, toll and producer services provider, and world class recycler of both engineering polymers and basic commodity plastics has made them one of America's leading resins suppliers. Their broad product portfolio and unique manufacturing assets allow for versatility beyond compare. Ravago has facilities strategically located to serve both the producer and end user, with activities in the Midwest, Southeast, and Gulf Coast regions.  The non-binding Ravago Letter of Intent contemplates that

1.	Ravago will install and operate manufacturing equipment in Green EnviroTech’s facilities to produce compounded plastic products. Ravago will provide all materials needed to make the compound to spec.
2.	The Company will purchase virgin plastic material from another division of Ravago, H. Muehlstein. This virgin material will be mixed with the reclaimed plastic to make compound plastic to spec.
3.	The Company will pay Ravago $0.15 per pound for the compound produced.
4.	Ravago, with its worldwide customer list, will take 100% of the compounded material produced at the Company facilities and market the material for a 10% commission thru its division ENTEC.

There is no assurance a definitive agreement will be reached.
NOTE 8-
Sales and Marketing

The definitive agreement to be entered into with Ravago would guarantee Ravago as the Company’s one customer for its compound material.

Pursuant to the Oil Marketing Agreement discussed above, Green EnviroTech agreed to provide to Agilyx (formally Plas2Fuel), on an exclusive basis, the crude oil generated by the System, meeting the specifications set forth in the Oil Marketing Agreement, and Agilyx (formally Plas2Fuel) agreed to broker the oil for sale to third parties, for a commission of 10%. The Oil Marketing Agreement has a term of five years commencing on December 12, 2009, which will renew automatically for successive one year terms unless either party provides written notice at least 90 days prior to such renewal.

Product Focus

Keys to Recycled Plastics Sales include having products that are:

1.	Free of substances of concern
2.	Lower Cost (than virgin)
3.	Green/environmentally responsible
4.	Able to provide Improved Life Cycle Analysis
5.	Able to Reduced Carbon foot Print in manufacturing process
6.	Offered in large production volumes and
7.	Able to meet Quality control Standards.

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

Employees

As of the date of the filing of this annual report on Form 10-K, we have two (2) employees who are full-time and are also our executive officers.  We also have six (6) other employees.  We consider our employee relations to be good.

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

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We own a number of registered, applied-for and/or unregistered trademarks and service marks that we use in connection with our businesses. Currently, we are developing a patent-pending process in conjunction with Ergonomic LLC and Thar Process, Inc. We have no other current plans for any other registrations such as copyrights, franchises, concessions, royalty agreements or labor contracts.

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

We have a history of losses totaling $3,957,579 through December 31, 2010 and we expect to incur additional substantial operating losses for the foreseeable future and we may never achieve or maintain profitability.  We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability.  We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock and investors would in all likelihood lose their entire investment.

Our independent registered accounting firm has expressed doubt about our ability to continue as a going concern.

Because we have not generated revenue since our inception, our independent registered accounting firm has included in their report for the years ended December 31, 2010 and 2009, an uncertainty with respect to the Company’s ability to continue as a going concern.

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

As of December 31, 2010, we had $26,184 in cash available. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures.  Accordingly we need significant additional capital to fund our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are unable to raise substantial capital, investors will lose their entire investment.

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

We currently have a limited corporate infrastructure. In order to pursue business opportunities, we will need to continue to build our infrastructure and operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:

1.	Our ability to raise substantial additional capital to fund the implementation of our business plan
2.	Our ability to execute our business strategy
3.	The ability of our products and services to achieve market acceptance
4.	Our ability to manage the expansion of our operations and any acquisitions we may make, which could result in increased costs, high employee turnover or damage to customer relationships
5.	Our ability to attract and retain qualified personnel
6.	Our ability to manage our third party relationships effectively
7.	Our ability to accurately predict and respond to the rapid technological changes in our industry and the evolving demands of the markets we serve
1.

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

Our success depends in large part upon the abilities and continued service of our executive officers and other key employees, particularly Mr. Gary DeLaurentiis, our Chief Executive Officer.  There can be no assurance that we will be able to retain the services of such officers and employees.  Our failure to retain the services of our key personnel could have a material adverse effect on the Company.   In order to support our projected growth, we will be required to effectively recruit, hire, train and retain additional qualified management personnel.  Our inability to attract and retain the necessary personnel could have a material adverse effect on the Company.  We have no “key man” insurance on any of our key employees.

Risks Related to the Common Stock

There is a limited trading market for the Common Stock.

Our Common Stock is eligible for quotation on the Over-the-Counter Bulletin Board. However, to date there has been a limited trading market for the Common Stock, and we cannot give assurance that a more active trading market will develop. The lack of an active, or any, trading market will impair a stockholder’s ability to sell his shares at the time he wishes to sell them or at a price that he considers reasonable.  An inactive market will also impair our ability to raise capital by selling shares of capital stock and will impair our ability to acquire other companies or assets by using common stock as consideration.

Stockholders may have difficulty trading and obtaining quotations for our Common Stock.

There has been limited trading market for our Common Stock, which does not actively trade, and the bid and asked prices for our Common Stock on the Over-the-Counter Bulletin Board may fluctuate widely in the future. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of our Common Stock, and would likely reduce the market price of our Common Stock and hamper our ability to raise additional capital.

The market price of our Common Stock is likely to be highly volatile and subject to wide fluctuations.

Dramatic fluctuations in the price of our Common Stock may make it difficult to sell our Common Stock. The market price of our Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:


dilution caused by our issuance of additional shares of Common Stock and other forms of equity securities in connection with (i) future capital financings to fund our operations and growth, and (ii) attracting and retaining valuable personnel and in connection with future strategic partnerships with other companies;

	variations in our quarterly operating results;

	announcements that our revenue or income are below or that costs or losses are greater than analysts’ expectations;

	the general economic slowdown;

	sales of large blocks of our Common Stock;

	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

	Fluctuations stock market prices and volumes.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our Common Stock and/or our results of operations and financial condition.

The ownership of our Common Stock is highly concentrated in our officers.

Based on the 63,648,008 shares of Common Stock outstanding as of March 29, 2011, Gary DeLaurentiis our Chief Executive Officer beneficially owns approximately 25.2% of our outstanding Common Stock. As a result, Mr. DeLaurentiis has the ability to exercise a significant degree of control over our business by, among other items, his voting power with respect to the election of directors and all other matters requiring action by stockholders. Such concentration of share ownership may have the effect of discouraging, delaying or preventing, among other items, a change in control of the Company.

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

The United States Securities and Exchange Commission (the “Commission”) has adopted Rule 15g-9 which establishes the definition of a "penny stock" for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

1.	That a broker or dealer approve a person's account for transactions in penny stocks; and
2.	The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

1.	Obtain financial information and investment experience objectives of the person; and
2.	Obtain financial information and investment experience objectives of the person; and
3.
Make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks

4.
The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination; and

5.	That the broker or dealer received a signed, written agreement from the investor prior to the transaction

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

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, the Company will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by the Company contained a material misstatement of fact or was misleading in any material respect because of the Company’s failure to include any statements necessary to make the statements not misleading. Such an action could adversely affect our financial condition.

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

Because our common stock is not registered under the Exchange Act, we will not be subject to the federal proxy rules and our directors, executive offices and 10% beneficial holders will not be subject to Section 16 of the Exchange Act. In addition, our reporting obligations under Section 15(d) of the Exchange Act may be suspended automatically if we have fewer than 300 shareholders of record on the first day of our fiscal year.

Our common stock is not registered under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), and we do not intend to register our common stock under the Exchange Act for the foreseeable future (provided that, we will register our common stock under the Exchange Act if we have, after the last day of our fiscal year, more than 500 shareholders of record, in accordance with Section 12(g) of the Exchange Act). As a result, although we file annual, quarterly, and current reports pursuant to Section 15(d) of the Exchange Act, as long as our common stock is not registered under the Exchange Act, we will not be subject to Section 14 of the Exchange Act, which, among other things, prohibits companies that have securities registered under the Exchange Act from soliciting proxies or consents from shareholders without furnishing to shareholders and filing with the SEC a proxy statement and form of proxy complying with the proxy rules. In addition, so long as our common stock is not registered under the Exchange Act, our directors and executive officers and beneficial holders of 10% or more of our outstanding common stock will not be subject to Section 16 of the Exchange Act. Section 16(a) of the Exchange Act requires executive officers and directors, and persons who beneficially own more than 10% of a registered class of equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common shares and other equity securities, on Forms 3, 4 and 5 respectively. Such information about our directors, executive officers, and beneficial holders will only be available through any registration statements and periodic reports we file. Furthermore, so long as our common stock is not registered under the Exchange Act, our obligation to file reports under Section 15(d) of the Exchange Act will be automatically suspended if, on the first day of any fiscal year (other than a fiscal year in which a registration statement under the Securities Act has gone effective), we have fewer than 300 shareholders of record. This suspension is automatic and does not require any filing with the SEC. In such an event, we may cease providing periodic reports and current or periodic information, including operational and financial information, may not be available with respect to our results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

NOT APPLICABLE

ITEM 2. PROPERTIES.

On September 1, 2010, the Company signed a five year lease for office space and opened its Riverbank, California offices and changed its corporate offices to California.  The mail for the Company is currently received at 5300 Claus Road, Riverbank, CA 95367.  Our monthly rent is $3,018.

ITEM 3. LEGAL PROCEEDINGS.

We are not party to any legal proceedings.

ITEM 4. (REMOVED AND RESERVED)

 Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITES.

Market Information

Our Common Stock is eligible for quotation on the Over-the-Counter Bulletin Board under the symbol “WCRM.OB”.   For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.   All per share amounts have been adjusted for the Company’s 15 to 1 stock split effected on March 11, 2010.

Fiscal Quarter	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
First Quarter Ended March 31	$1.01	$0.00	$0.0004	$0.0004
Second Quarter Ended June 30	$1.65	$0.51	$0.0004	$0.0004
Third Quarter Ended September 30	$1.25	$0.60	$0.0004	$0.0004
Fourth Quarter Ended December 31	$1.01	$0.55	$0.00047	$0.0004

Holders

As of March 29, 2011, there were 63,648,008 shares of $0.001 par value common stock issued and outstanding, held by approximately 79 shareholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company has not adopted any equity compensation plans as of December 31, 2010.

Recent Sales of Unregistered Securities.

None.

Issuer Repurchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

NOT APPLICABLE

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

Statements in this annual report on Form 10-K may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this annual report on Form 10-K, including the risks described under “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K and in other documents which we file with the Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this annual report on Form 10-K, except as may be required under applicable securities laws.

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
Pursuant to the Merger Agreement, on November 20, 2009 (the “Closing Date”), Green EnviroTech Acquisition Corp. merged with and into Green EnviroTech, resulting in Green EnviroTech becoming a wholly-owned subsidiary of the Company (the “Merger”). As a result of the consummation of the Merger, the Company issued approximately 45,000,000 shares of its common stock to the shareholders of Green EnviroTech, representing approximately 75% of the issued and outstanding common stock of the Company following the closing of the Merger. Further, the outstanding shares of common stock of Green EnviroTech were cancelled. The acquisition of Green EnviroTech is treated as a reverse acquisition, and the business of Green EnviroTech became the business of the Company. Immediately prior to the reverse acquisition, the Company was not engaged in any active business.

References hereinafter to “Green EnviroTech”, “we”, “us”, “our” and similar words refer to the Company and its wholly-owned subsidiary, Green EnviroTech, unless the context otherwise requires.

            On December 4, 2009, the Company formed Green EnviroTech Wisconsin, Inc., (“GET WISC”) a Wisconsin corporation, in anticipation of opening a plant in Wisconsin. As of December 31, 2010, the Company is in discussions regarding the construction of a plant in Wisconsin, however, the original location in Fond de Lac, was abandoned as the lot was not large enough to facilitate a railroad spur, which would be needed.

On August 9, 2010, the Company formed Green EnviroTech Riverbank, Inc., (“GETRB”) a California corporation, in anticipation of opening the Riverbank, CA plant. The Company is currently leasing space in Riverbank, CA and anticipates operations to commence in the second quarter of 2011.

Plan of Operation

 The Company had previously announced it was exploring the idea of opening a plant in Fond du Lac, Wisconsin.  However, we have since decided to locate the plant in another city in Wisconsin.  There were no incentives offered by Fond du Lac other than to offer to sell land suitable for plant construction when no building for lease was found suitable for the Company’s needs.  The Industrial Park location appeared to be suitable and the Company started design work at the location.  The site called for a rail spur which was turned down by the railroad for lack of enough space to meet their requirements.  The Company looked elsewhere and decided to direct its efforts to Sheboygan where the city has offered incentives and the city has commercial building space available suitable for the needs of the plant.  The area also has a pool of experienced work force available to compliment the employee requirements needed for the plant.

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

The Company executed on February 19, 2010 employment contracts for the hire of its Chief Executive Officer for a term of 36 months with one year automatic extensions and its President and Chief Technology Officer for a term of 12 months with one year automatic extensions. Each contract provided for base and incentive salary as well as carried a ten year stock option incentive for the purchase of up to 200,000 of the Company’s common shares at the exercise price of $0.30 which was the closing price of the Company’s common stock on the OTCBB on February 18, 2010.  These shares shall vest in 66,667 amounts on each of November 1, 2010 and 2011 and 66,666 on November 1, 2012, assuming the Executive is employed by the Company on such vesting dates.  The employment agreements were terminated on October 1, 2010. Once the appropriate funds have been raised, the Company intends to enter into new employment agreements with senior management. Any amounts that were accrued as salary for these individuals was reversed and no stock options were issued.

On August 9, 2010, the Chief Technology Officer with consent of the Company resigned his position with the Company as its CTO in order to work as a consultant to the Company for Ergonomy, LLC, and a company the CTO helped form and is already an officer.  The Company has a long standing contract with Ergonomy to use its technology.

During the third quarter, the Company entered into a Letter of Intent to explore the possibility of purchasing a Hong Kong based Trading Company (Magic Bright) for stock and cash.   The company is a plastics brokerage company brokering plastic in Europe and Asia. This Letter of Intent was formalized into an agreement on February 14, 2011, and the transaction closed on March 30, 2011.

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

On December 1, 2010, the Company signed a five year lease for plant space in Riverbank, California in anticipation of opening its Riverbank Plant.  The plant space is approximately 37,800 sq ft.  The lease calls for lease payments in the amount of $1,900 per month the first 6 months, $10,584 for the next 6 months, $10,902 per month the 2nd year, $11,229 per month the 3rd year, $11,565 per month the 4th year and $11,912 per month the 5th year.

On December 1, 2010, the Company signed a six month lease for 5,175 sq. ft. of space in Riverbank, California to store non-hazardous plastic material that is covered.  The lease calls for lease payments in the amount of $518 per month.

On November 23, 2010, the Company signed an Equipment Lease Agreement with Naranza Capital Partners for the lease of the equipment needed in the Riverbank Plant.  This Capital Lease also included the installation of this equipment and has a $1 (one dollar) buyout clause.  The term of the lease is for five years (60 months) starting from the date the equipment is operational. The Company paid an application fee of $12,500 plus the first and last month’s lease payments in the amount of $128,945 each.  The Company also paid $10,000 doc fees, site visit fee and legal fees.  As of December 31, 2010, the equipment had not been ordered for shipment. The plant will produce sweet crude oil using the Agilyx technology.  The material to be used in the technology is from an agricultural waste plastic stream, the Company will obtain at no cost to the Company.  The transportation of the waste plastic to the plant is the only cost. The Company has also received draft approval documents from the Air Resource Board with authority to proceed with the development of the plant. This is the first license of its kind to be issued in California for construction of a facility to use this technology.

The Company will recognize the assets and the obligation under the capital lease at the time that Naranza Capital Partners honors the commitment and places the order of the equipment and installs the equipment. The deposits are recognized as non-current assets on the Company’s consolidated balance sheets at December 31, 2010.

On October 4, 2010, the Company received a letter from the City of Riverbank’s Local Redevelopment Authority (LRA) outlining its support and enthusiasm for the Company’s decision to proceed with the development of a plant facility in Riverbank and for opening its corporate offices in their city.  To show their commitment to the Company’s success in Riverbank, the LRA is preparing the Community Development Block Grant (CDBG) Over-The-Counter (OTC) Grant Application in support of the Company.   The Grant provides for the creation and retention of jobs.  The funds are awarded at a rate of $35,000 per estimated new job created.  The LRA is working with the granting agency and the State’s Department of Housing & Community Development, to provide $5 million in funds over the next two years for site infrastructure improvements, business working capital, job training and equipment in the form of both grants and loans.  In addition, the LRA is prepared to offer the Company in-kind contributions totaling $2,000,000 to support the project, including staff support, building improvements, local building and processing fees, electrical upgrades, rail improvements and infrastructure upgrades.  Before the close of the year, the City of Riverbank notified the Company that it had received instruction from the State of California’s Economic Development panel providing funds to the City of Riverbank for the use of the Company that it was unable to provide such funds presently.

0n October 8, 2010 the Company received a Letter of Intent from Ravago Manufacturing Americas (“Ravago”) for joint activities with the Company. Ravago has experience as an engineering resin custom compounder, toll and producer services provider, and world class recycler of both engineering polymers and basic commodity plastics has made them one of America's leading resins suppliers. Their broad product portfolio and unique manufacturing assets allow for versatility beyond compare. Ravago has facilities strategically located to serve both the producer and end user, with activities in the Midwest, Southeast, and Gulf Coast regions.  The non-binding Ravago Letter of Intent contemplates that

1.	Ravago will install and operate manufacturing equipment in Green EnviroTech’s facilities to produce compounded plastic products. Ravago will provide all materials needed to make the compound to spec.
2.	The Company will purchase virgin plastic material from another division of Ravago, H. Muehlstein. This virgin material will be mixed with the reclaimed plastic to make compound plastic to spec.
3.	The Company will pay Ravago $0.15 per pound for the compound produced.
4.	Ravago, with its worldwide customer list, will take 100% of the compounded material produced at the Company facilities and market the material for a 10% commission thru its division ENTEC.

There is no assurance a definitive agreement will be reached.

As of January 24, 2011, the Company entered into a series of securities purchase agreements with accredited investors (the “Investors”), pursuant to which the Company sold an aggregate of $380,000 in 12% secured debentures (the “Debentures”). Legend Securities, Inc. a broker dealer which is a member of FINRA, received a commission of $45,600 and 19,000 five-year warrants at an exercise price of $0.40 in connection with the sale of the Debentures. The Debentures are due at the earlier of 6 months from the date of issuance or upon the Company receiving gross proceeds from subsequent financings in the aggregate amount of $1,000,000. The Debentures bear interest at the rate of 12% per annum, payable upon maturity. The Debentures are secured by the assets of the Company pursuant to security agreements entered into between the Company and the Investors. The Company also issued to the Investors five-year warrants to purchase an aggregate of 190,000 shares of common stock at an exercise price of $0.40, which may be exercised on a cashless basis.

In January of 2011, the State of Wisconsin Investment Board indicated its interest to commit $5 million in a low interest loan to the Company for the purchase of a building in Sheboygan, Wisconsin to be used for the Sheboygan Plant. There is no assurance the loan will be granted.

On January 25, 2011, Jeffrey Chartier resigned as President and as a director of Green EnviroTech Holdings Corp. (the “Company”). In connection with Mr. Chartier’s resignation, the Company and Mr. Chartier entered into a separation agreement pursuant to which he agreed to a six month lock-up of the 4,495,680 shares of the Company’s common stock he owns (the “JC Shares”), and subsequent “leak-out” selling of no more than 1% of the Company’s issued and outstanding shares of common stock in any 90 day period, in consideration for which the Company agreed to issue Mr. Charter 50,000 shares of common stock (the “LL Transfer Shares”).  Mr. Chartier relinquished voting rights to his 4,495,680 shares of common stock, giving Gary DeLaurentiis (the Company’s Chief Executive Officer and Chairman) the proxy to vote such shares, in consideration for which the Company agreed to issue Mr. Chartier 25,000 shares of common stock (the “Proxy Transfer Shares”).  Mr. Chartier provided the Company a right of first refusal on any proposed sale of the JC Shares, LL Transfer Shares, Proxy Transfer Shares, and an additional 25,000 shares the Company agreed to issue to Mr. Chartier as partial reimbursement for $30,000 of outstanding expenses.  The Company agreed to issue and/or cause the transfer of an additional 50,000 shares of common stock for Mr. Chartier as severance.  Mr. Chartier provided a general release.

On January 27, 2011, Wayne Leggett was elected to the Board of Directors of the Company, and Lou Perches was appointed Chief Operating Officer of the Company. Mr. Leggett has been the Company’s Chief Financial Officer since March 2010. Mr. Perches will receive a salary of $7,500 per month for six months during which he will devote 100% of his business time to the Company.

In February of 2011, the Company retained the services of The S.T.A.T. Group LLC to handle its investor relations program and to communicate the Company’s business and growth strategy to the investment community.

On February 14, 2011, the Company entered into a securities purchase agreement with Magic Bright Limited, a Hong Kong corporation (“Magic Bright”), and the members of Magic Bright listed on Schedule 1 thereof (the “Sellers”), and on March 16, 2011 and March 25, 2011, the Company entered into amendments to such purchase agreement (as amended, the “Purchase Agreement”). Pursuant to the Purchase Agreement,

•	The Company agreed to purchase, and the Sellers agreed to sell, all of the issued shares of Magic Bright (the “Ordinary Shares”), subject to the terms and conditions therein.

•
The Company agreed to pay to the Sellers, in consideration for the Ordinary Shares, an aggregate purchase price of $6,000,000, consisting of $1,000,000 in cash (the “Cash Consideration”) and $5,000,000 in securities. The Cash Consideration was payable as follows: (i) $300,000 on the closing date (which the parties agreed would occur on or prior to March 30, 2011); (ii) $300,000 on June 16, 2011; (iii) $200,000 on September 16, 2011; and (iv) $200,000 on December 16, 2011. The $5,000,000 in securities were payable in the form of 1,000,000 shares of Magic Bright Acquisition Series Convertible Preferred Stock (with a stated value of $5.00 per share), which the Company agreed to issue to the Sellers on the closing date.

•
The Company agreed to use its reasonable best efforts to obtain at least $3,000,000 in net proceeds from financings and allocate such net proceeds towards the business and operations of Magic Bright by way of interest free loans from the Company to Magic Bright within the period of 15 months from the closing. If the Company (i) does not obtain and allocate at least $2,000,000 of such net proceeds towards the business and operations of Magic Bright by way of interest free loans from the Company to Magic Bright on or before the date falling on the expiry of 12 months from the closing or (ii) does not obtain and allocate at least $3,000,000 in aggregate of such net proceeds towards the business and operations of Magic Bright by way of interest free loans from the Company to Magic Bright on or before the date falling on the expiry of 15 months from the closing or (iii) fails to pay all of the Cash Consideration by December 16, 2011, each Seller shall have the option to re-purchase the Ordinary Shares sold by such Seller to the Company, in exchange for the Preferred Shares issued by the Company to such Seller.

•
Three years from the closing, each Seller will have a one-time ninety (90) day option (“Buy Back Option”) to purchase back 50.1% of the  Ordinary Shares sold by such Seller to the Company, in exchange for the 50% of the Preferred Shares issued by the Company to such Seller (or the fair market equivalent in cash of such shares).

•
The Company agreed, on or prior to closing, to (i) have the Seller Wong Kwok Wing, Tony (“Tony”), appointed to the Company’s board of directors, (ii) enter into an employment agreement with Tony in form and substance satisfactory to Tony, and (iii) issue an aggregate of 184,000 shares of common stock to employees of Magic Bright.

Effective March 30, 2011, the Company closed on the acquisition of the issued shares of Magic Bright in accordance with the terms of the Purchase Agreement. Magic Bright was founded in 2000 and is principally engaged in the trading of plastic material in the People’s Republic of China (the “PRC”) and Hong Kong. Its principal place of business is located at 18th Floor, 27 Lock Road, Tsim Sha Tsui, Kowloon, Hong Kong.

Pursuant to the employment agreement between the Company and Tony entered into in connection with the closing under the Purchase Agreement:

•
Tony will serve as President of the Company’s Magic Bright subsidiary for a term of six years commencing on March 31, 2011. During this period, Mr. Wong will also serve as Magic Bright’s sole director.

•
The Company agreed to pay Tony a base salary of $240,000, an annual bonus of 30% of the after tax net profit of Magic Bright, up to $1,500,000, plus 20% of the after tax net profit of Magic Bright with respect to any greater amount in the same year, a housing allowance of $6,000 per month, and a car allowance of $4,000 per month.

•
The employment agreement may be terminated by Tony upon not less than 3 months written notice, or by the Company upon not less than 6 months’ written notice (or forthwith upon payment of 6 months’ base salary).

The financial positions of the Company and its subsidiary, Green EnviroTech, as of December 31, 2010 are reflected in the Consolidated Balance Sheets. The cash and liabilities as shown are a result of cash injected into the Company by one of its directors as a loan to the Company. The loan amounted to $304,696 with accrued interest in the amount of $15,642.  In addition, HE Capital loaned the Company an aggregate of $250,000 pursuant to two Loan Agreements, dated March 31, 2010 and April 9, 2010, by and between HE Capital and the Company for $215,000 and $35,000, respectively. The cash was used for operations of the Company during its development stage. The Company authorized the issuance of common stock to satisfy the balance of the note with its accrued interest, and HE Capital accepted the offer.  This note was converted on May 13, 2010 by issuing 252,111 shares of common stock to satisfy the note and accrued interest.  On August 6, 2010, HE Capital loaned the Company $100,000 and loaned the Company an additional $50,000 on September 13, 2010.  Before the end of the year, HE Capital loaned the Company an additional $212,500.  These loans are for one year with 8% interest rate. The cash was used for operations of the Company during its development stage.  HE Capital loans to the Company are in the total amount of $362,500.  The Interest incurred on the debt through December 31, 2010 and accrued is $6,787.  The Company also received $330,000 from a single group of Investors introduced to the Company by Legend Securities, Inc.  Interest accrued was $2,650.

Results of Operations

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

The wages and professional fees for the year ended December 31, 2010 were $2,888,323 as compared to $498,183 for the year ended December 31, 2009. This increase of $2,390,140 in wages and professional fees is the result of the Company’s efforts in engineering and design related to the equipment and building projections and landfill testing concerning the Sheboygan, Wisconsin plant and the issuance of 2,500,000 shares of common stock valued at $2,130,000 during the year, net of the 89,625 shares of common stock that were returned by a consultant and canceled, valued at $67,218.  These shares were treated as professional fees.  There have been substantial increases in legal and accounting fees, which have been a result of the Company's reporting obligations with the Securities and Exchange Commission.  The increase in professional fees also had to do with the use of financing experts preparing financial models for use in the financing arena.  The Company incurred substantial accounting and auditing expenses when doing the due diligence on Magic Bright Limited, a Hong Kong Corporation (“Magic Bright”).   Magic Bright is a plastics brokerage company brokering plastic in Europe and Asia.   Audits had to be prepared on Magic Bright for the fiscal years ended March 31, 2009 and March 31, 2010.   The Company on February 14, 2011 entered into an agreement to purchase Magic Bright.

The general and administrative expenses for the year ended December 31, 2010 were $333,741 as compared to $81,257 for the year ended December 31, 2009, an increase of approximately 311%. This increase of $252,484 was the result of an increase in travel, entertainment, advertising and marketing concerning the promotion of the company.

The non operating expenses for the year ended December 31, 2010 were $34,126 as compared to $19,712 for the year ended December 31, 2009, an increase of 73%.  The increase of $14,414 in non operating expenses was the result of the interest incurred on the working capital notes the Company incurred since inception through December 31, 2010.

The Company has generated no revenues from October 6, 2008 (inception) through December 31, 2010, but incurred $5,302 in cost of revenues due to equipment leasing in connection with the waste plastic inventory on hand at year end.  The Company reflected a Gross Profit of ($5,302).  The Company is still in its development stage.

As a result of the above, the Company had a net loss of $3,957,579 since inception through December 31, 2010.

 Liquidity and Capital Resources

Green EnviroTech Corp on December 31, 2010 had a balance of cash in the bank in the amount of $26,184 as compared to $23 for the year ended December 31, 2009.  The Company had accounts payable to vendors in the amount of $528,914 as compared to $354,095 for the year ended December 31, 2009.  The Company has a loan payable-other in the amount of $702,500 as compared to $300,000 for the year ended December 31, 2009.  This loan was used for working capital and to fund the expenses involved in the merger as previously discussed in the business section.  The loan payable to related party was a working capital loan to the Company in the amount of $304,696 by its chief executive officer, Mr. Gary DeLaurentiis.  The related party loan payable was $270,290 for the year ended December 31, 2009.

The unsecured, loan payable in the form of a line of credit with the CEO provided up to $200,000 at 4% interest per annum to cover various expenses and working capital infusions until the Company can be funded. This loan was extended from the original due date of December 31, 2009 to December 31, 2010 and the amount was increased from $200,000 to $1,000,000. This loan has been extended again to December 31, 2011.  The CEO has advanced $1,205,056 from inception through December 31, 2010 and the Company repaid $145,982 of these advances.  The Company converted $754,377 of these advances into shares of common stock on May 11, 2010 at a $1 per share. The remaining principal under this loan due as of December 31, 2010 is $304,696. Interest expense for the year ended December 31, 2010 and 2009 is $12,375 and $9,581, respectively.  In addition, $15,642 of interest is accrued at December 31, 2010. The Company anticipates the CEO to convert the balance of these advances into common stock at $1 per share.

The Company received $215,000 on March 31, 2010 and an additional $35,000 on April 9, 2010 from HE Capital, SA as a loan.  However, the loan was not signed until April 14, 2010.  The Company recorded the loan on March 31, 2010.  These notes accrue interest at 8% annually. The Company accrued interest of $2,111 on the loan through May 11, 2010.  These amounts were converted into shares of common stock at a $1 per share.  On August 6, 2010, HE Capital loaned the Company $100,000 and loaned the Company an additional $50,000 on September 13, 2010.  These loans are for one year with 8% interest rate. The cash was used for operations of the Company during its development stage. HE Capital loaned the Company $22,500 on October 13. 2010 and $190,000 on December 3, 2010.  These loans are also for one year with 8% interest rate.  These loans were used to pay the fees and first and last lease payments on the Naranza Capital Partners equipment lease (see Note 8).  The total balance outstanding with HE Capital at December 31, 2010 is $362,500. Interest incurred on the $362,500 loans from HE Capital, SA for the year ended December 31, 2010 and accrued as of December 31, 2010 is $6,787.

The Company also entered into a loan payable with an individual in the amount of $20,000 at 10% due on demand. Interest expense for the year ended December 31, 2010 and accrued interest as of December 31, 2010 is $1,304. The Company repaid $10,000 of this note on August 10, 2010.  As of December 31, 2010 the loan still has an outstanding balance of $10,000.

On October 22, 2010, the Company entered into an engagement for independent introducing agent services with Legend Securities, Inc. (“LSI”) where in LSI has agreed to introduce investors to the Company in the form of equity and/or debt.  In accordance with the agreement, LSI is to receive 10% of the cash equivalent received by the Company as a fee and 2% of the cash equivalent as an expense allowance.  LSI received as compensation for this agreement, $39,600 in fees and expenses in 2010 and $6,000 on January 21, 2011.

The Company as of December 31, 2010, raised $330,000 from the investors, and an additional $50,000 in January 2011. The amounts advanced to the Company were converted into a 12% Secured Debenture dated January 24, 2011 due July 24, 2011. In addition, the investors received 50% warrant coverage totaling 190,000 warrants dated January 24, 2011. LSI also received warrants as a fee totaling 19,000 (10% of the total warrants issued). Interest on these notes through December 31, 2010 and accrued as of December 31, 2010 (12%) was $2,650.

The following tables provide selected financial data about our company for the years ended December 31, 2010 and 2009.

Balance Sheet Data:	12/31/10	12/31/09

Cash	$26,184	$23

Total assets	$544,599	$60,096

Total liabilities	$1,536,110	$924,385
Shareholders' equity	$(991,511)	$(864,289)

Cash provided by financing activities since inception through December 31, 2010 was $1,785,136. $30,000 was the result from the sale of shares to our officers and directors, $696,063(net) as a result of a loan from different entities and $1,059,073 (net) was a loan from a related party, the company CEO.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  They  have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of December 31, 2010, as further described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and


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

As of December 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial Statements as of December 31, 2010.  These material weaknesses can be rectified by an injection of funding needed to hire personnel to fill the positions needed to carry out the necessary duties for adequate internal controls.  Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

            This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permanently exempt smaller reporting companies.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2011.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2010, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Below are the names and certain information regarding the Company’s executive officers and directors.

Name	Age	Position
Gary M. DeLaurentiis	66	Chief Executive Officer and Chairman
Wayne Leggett	65	Chief Financial Officer, Director
Lou Perches	63	Chief Operating Officer
Wong Kwok Wing, Tony	39	Director

Directors serve until the next annual meeting of stockholders or until their successors are elected and qualified.  Officers serve at the discretion of the board of directors.

Gary M. De Laurentiis, Chairman and Chief Executive Officer

Mr. De Laurentiis has been our Chief Executive Officer and Chairman since July 2009.  Prior to that, he served as our Chief Operating Officer from September 2008 until July 2009.  Mr. DeLaurentiis has been active in the plastics recycling business for nearly 20 years. In partnership with the Chinese government, he designed and built his first plastics recycling plant in 1987. In the years since, he has designed, remodeled, built and operated plants in Mexico, North Carolina, Ohio, Florida, California and Canada for both local governments and private industries. From 1992 to 1995, Mr. De Laurentiis worked directly with the state government in Campeche, Mexico, living on-site for eighteen (18) months while directing the entire project. In 1996, an Ohio based group recruited Mr. De Laurentiis to open a shuttered recycling plant. Mr. De Laurentiis left the Company in 1999 to start ECO2 Plastics Inc. Subsequently, he left Eco2 Plastics in September 2008 to start Green EnviroTech. Mr. DeLaurentiis’s experience in the plastics industry led to the conclusion that Mr. De Laurentiis should serve on the Company’s board given the Company’s business and structure.

 Wayne Leggett, CFO, Director

    Mr. Leggett was elected to serve as the Company’s Chief Financial Officer in March 2010 and has served as a director since January 2011.  An accredited accountant with 35 years of experience, Mr. Leggett has extensive knowledge in tax accounting, financial statements, budgeting and cash flow analysis.  He was the former Assistant Treasurer for The Goldfield Corporation, a listed American Stock Exchange company, responsible for cash flow analysis, budget variances, consolidated statements and SEC filings, from June 1975 to November 1976.  Over the past 35 years he also has conferred with clients on major purchases, cash flows, budgets and growth matters.  Mr. Leggett has served as CFO of Corporate Host Development, Inc., Austin, Texas, from December 1984 to June 1986, where he performed the duties of acquisitions, feasibility studies and financing.   Mr. Leggett joined Fuji Corporation as the Comptroller/Manager reporting to headquarters the monthly and annual reports concerning operations in the Phoenix area for 2 years, from March 1990 to July 1992. Mr. Leggett received his Bachelor of Science in Business Administration from the University of Central Florida and is a member of the National Society of Accountants. Mr. Leggett’s financial and accounting experience and knowledge led to the conclusion that Mr. Leggett should serve on the Company’s board given the Company’s business and structure.

Lou Perches, Chief Operating Officer

Mr. Perches has served as our Chief Operating Officer since January 2011. Mr. Perches, 63, was a systems and management consultant for Florida Fruit Juice from May 2010 to September 2010.  Mr. Perches was General Manager of Bapco Closures LLC from October 2008 to April 2010. From March 2008 to August 2008 Mr. Perches was Manager, Quality Control at Rexam Pharma. From January 2007 to February 2008 Mr. Perches was Manager Quality Assurance at Amcor Packaging. From October 2005 to January 2006 Mr. Perches was Quality System 3rd Party Auditor (Consultant) for A.I.B. International. Mr. Perches received a BA in Industrial Technology, Quality Engineering from Fullerton State University.

Wong Kwok Wing, Tony,  Director

Tony has been a director of the Company since March 2011 and also serves as President of the Company’s Magic Bright Limited subsidiary. Tony is the founder of Magic Bright and has been with Magic Bright since he founded it in 2000.

 Section 16(a) Beneficial Ownership Compliance

Our officers, directors and shareholders owning greater than ten percent (10%) of our shares are not required to file beneficial ownership reports pursuant to Section 16(a) of the Securities and Exchange Act (the “Exchange Act”) because we do not have a class of securities registered under Section 12 of the Exchange Act.

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

Audit Committee Financial Expert

Because the small size and early stage of the Company, we do not currently have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, or a committee performing similar functions.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.  Mr. DeLaurentiis has served as our Chairman since July 2009. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

Our board of directors is primarily responsible for overseeing our risk management processes.  The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The board of directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our Company are consistent with the board’s appetite for risk. While the board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our board leadership structure supports this approach.

Changes in Nominating Process

During the year ended December 31, 2010, there are no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

 The following table sets forth all compensation paid in respect of our Chief Executive Officer and those executive officers who received compensation in excess of $100,000 per year for the year ended December 31 2010.

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)

Gary DeLaurentiis	2010	$29,167		-	-	-	-	-	-	-	29,167
Chief Executive Officer and Chairman	2009	0	-		-	-	-	-	-	-	0

Employment Agreements

Employment Agreement with Gary De Laurentiis

In February 2010, the Company entered into an employment agreement with Gary De Laurentiis. Pursuant to this Employment Agreement, Mr. De Laurentiis will serve as the Company’s Chief Executive Officer and we agreed to pay Mr. DeLuarentiis a salary of $350,000 per annum. This employment agreement was terminated on October 1, 2010 and all accrued salary was reversed for lack of funding needed in the Company to be in position to pay salaries.

Director Compensation

No director of the Company received any compensation for services as director for the year ended December 31, 2010.

Outstanding Equity Awards as December 31, 2010

There were no outstanding equity awards as of December 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 29, 2011 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.  This is based upon a total of 63,648,008 shares issued and outstanding as of March 16, 2011.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Directors and Officers:
Gary M. De Laurentiis	16,054,572	25.22%
Wayne Leggett	1,125,000	1.77%
Lou Perches	0	0%

All officers and directors as a group (3 persons)	17,179,572	26.99%

Beneficial owners of more than 5%:
Lalit Chordia(3)	8,212,680	12.90%
Jeff Chartier (4)	4,591,324	7.21%

(1)	Except as otherwise indicated, the address of each beneficial owner is: 5300 Claus Road, Riverbank, CA 95367.
(2)
Applicable percentage ownership is based on 63,648,008 shares of Common Stock outstanding as of March  29, 2011 together with securities exercisable or convertible into shares of Common Stock within 60 days of March 29, 2011 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Options or warrants to purchase shares of Common Stock that are currently exercisable or exercisable within 60 days of March 29, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	The address for Lalit Chordia is 730, William Pitt Way, Pittsburg PA.
(4)	The address for Jeff Chartier is 227 Mott Street, New York, New York, 10012.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

 Certain Relationships and Related Transactions

Gary De Laurentiis has provided Green EnviroTech with an unsecured line of credit of up to $ 1,000,000. Interest on the line of credit is 4% per annum. As of December 31, 2010, Mr. De Laurentiss has loaned the Company $ 362,500 pursuant to the line of credit and there is interest due of $ 6,787.

Effective January 25, 2011, Jeffrey Chartier resigned as President and as a director of Green EnviroTech Holdings Corp. (the “Company”). In connection with Mr. Chartier’s resignation, the Company and Mr. Chartier entered into a separation agreement pursuant to which:


Mr. Chartier agreed to a six month lock-up of the 4,495,680 shares of the Company’s common stock owned by Mr. Chartier (the “JC Shares”), and subsequent “leak-out” selling of no more than 1% of the Company’s issued and outstanding shares of common stock in any 90 day period, in consideration for which the Company agreed to issue Mr. Charter 50,000 shares of common stock (the “LL Transfer Shares”).


Mr. Chartier relinquished voting rights to his 4,495,680 shares of common stock, giving Gary DeLaurentiis (the Company’s Chief Executive Officer and Chairman) the proxy to vote such shares, in consideration for which the Company agreed to issue Mr. Chartier 25,000 shares of common stock (the “Proxy Transfer Shares”).


Mr. Chartier provided the Company a right of first refusal on any proposed sale of the JC Shares, LL Transfer Shares, Proxy Transfer Shares, and an additional 25,000 shares the Company agreed to issue to Mr. Chartier as partial reimbursement for $30,000 of outstanding expenses.

	The Company agreed to issue or cause the transfer of an additional 50,000 shares of common stock for Mr. Chartier as severance.

	Mr. Chartier provided a general release.

Director Independence

Our directors are not independent as that term is defined under the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVIES.

For the year ended December 31, 2010, the total fees charged to the company for audit services, including quarterly reviews, were $21,500, for other audit-related services were $0, for tax services were $0, and for other services were $30,000 in relation to Magic Bright Limited (please refer to the Subsequent Events Section in Note 9 in the Notes to the Financial Statements which are part of this 10-K.)

For the year ended December 31, 2009, the total fees charged to the company for audit services, including quarterly reviews, were $15,000, for audit-related services were $0, for tax services were $0 and for other services were $10,000.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

Exhibit Number	Description
3.1	Certificate of Incorporation (Incorporated by reference to our registration statement on Form S-1 (File No. 333-149626), filed with the Securities and Exchange Commission on March 11, 2008)

3.2	Certificate of Amendment of Incorporation (Incorporated by reference to our current report on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2010

3.3	Certificate of Designation of Magic Bright Acquisition Series C Convertible Preferred Stock (incorporated by reference to our current report on Form 8-K filed with the SEC on February 15, 2011)

3.4	By-Laws (Incorporated by reference to our registration statement on Form S-1 (File No. 333-149626), filed with the Securities and Exchange Commission on March 11, 2008)

10.1
Agreement and Plan of Merger, dated November 20, 2009, by and among the Company, Green Enviro Tech Corp. and Green EnviroTech Acquisition Corp. (Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2009)

10.2
Equipment Purchase and Installation Agreement, dated December 12, 2009, by and among Green Enviro Tech Corp., and Plast2Fuel Corporation (Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2009)

10.3
Oil Marketing and Distribution Agreement, dated December 12, 2009, by and among Green Enviro Tech Corp. and Plast2Fuel Corporation (Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2009)

10.4
License Agreement, dated December 12, 2009, by and among Green Enviro Tech Corp. and Past2Fuel Corporation (Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2009)

10.5	Employment Agreement between the Company and Gary De Laurentiis (incorporated by reference to our annual report on Form 10-K filed with the SEC on April 8, 2010)

10.6	Employment Agreement between the Company and Jeffrey Chartier (incorporated by reference to our annual report on Form 10-K filed with the SEC on April 8, 2010)

10.7	Employment Agreement between the Company and Andrew Kegler (incorporated by reference to our annual report on Form 10-K filed with the SEC on April 8, 2010)

10.7	HE Capital, SA Note dated April 14, 2010 (incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on May 12, 2010)

10.8
First Amendment to Plas2Fuel License Agreement, dated May 18, 2010, by and between Green EnviroTech and Plas2Fuel, Inc.  (incorporated by reference to our current report on Form 8-K filed with the SEC on June 8, 2010)

10.9	License Agreement, dated April 30, 2010, by and between Green EnviroTech and Ergonomy (incorporated by reference to our current report on Form 8-K filed with the SEC on June 8, 2010)

10.10	License Agreement, dated May 18, 2010, by and between Green EnviroTech and Thar Process, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on June 8, 2010)

10.11	License Agreement, dated May 18, 2010, by and between Green EnviroTech and Thar Process, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on June 8, 2010)

10.12	8% Promissory Note, dated August 6, 2010 (incorporated by reference to our quarterly report on Form 10-Q, filed with the SEC on November 9, 2010)

10.13	8% Promissory Note, dated September 13, 2010 (incorporated by reference to our quarterly report on Form 10-Q, filed with the SEC on November 9, 2010)

10.14	Form of Securities Purchase Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on January 27, 2011)

10.15	Form of Debenture (incorporated by reference to our current report on Form 8-K filed with the SEC on January 27, 2011)

10.16	Form of Security Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on January 27, 2011)

10.17	Form of Warrant (incorporated by reference to our current report on Form 8-K filed with the SEC on January 27, 2011)

10.18	Separation Agreement, dated as of January 25, 2011, between the Company and Jeffrey Chartier incorporated by reference to our current report on Form 8-K filed with the SEC on January 31, 2011)

10.19
Securities Purchase Agreement, dated February 14, 2011, between the Company, Magic Bright and the Sellers incorporated by reference to our current report on Form 8-K filed with the SEC on February 15, 2011)

10.20	Amendment No. 1 to Securities Purchase Agreement, between the Company, Magic Bright and the Sellers, dated March 16, 2011 (incorporated by reference to Form 8-K filed with the SEC on March 18, 2011)

10.21	Amendment No. 2 to Securities Purchase Agreement, between the Company, Magic Bright and the Sellers, dated March 25, 2011 (incorporated by reference to Form 8-K filed with the SEC on March 31, 2011)

10.22	Employment Agreement, dated as of March 30, 2011 between the Company and Wong Kwok Wing, Tony, dated as of March 31, 2011 (incorporated by reference to Form 8-K filed with the SEC on April 1, 2011)

21.1	List of Subsidiaries

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WOLFE CREEK MINING, INC.

Date: April 4, 2011	By:	/s/ Gary M. De Laurentiis
Gary M. De Laurentiis Chief Executive Officer (Principal Executive Officer)

Date: April 4, 2011	By:	/s/ Wayne Leggett
Wayne Leggett Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary M. De Laurentiis	Chief Executive Officer and Chairman of the Board	April 4, 2011
Gary M. De Laurentiis	(Principal Executive Officer)

/s/ Wayne Leggett
Wayne Leggett	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 4, 2011

Wong Kwok Wing, Tony	Director	April 4, 2011

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)

Report of Independent Registered Public Accounting Firm

To the Directors of
Green EnviroTech Holdings Corp.

We have audited the accompanying consolidated balance sheets of Green EnviroTech Holdings Corp. (formerly Wolfe Creek Mining, Inc.) (the "Company") (a development stage company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2010 and 2009 and period October 6, 2008 (Inception) through December 31, 2010. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green EnviroTech Holdings Corp. (a development stage company) as of December 31, 2010and 2009, and the results of its statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended and period October 6, 2008 (Inception) through December 31, 2010 in conformity with U.S. generally accepted accounting principles.

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

/s/KBL, LLP

New York, NY
April 4, 2011

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS

CURRENT ASSETS
Cash	$26,184	$23
Inventory	15,496	-
Prepaid expenses	5,000	-
Total current assets	46,680	23

Fixed Assets
Plant Equipment - Riverbank	120,000
Construction in progress	113,929	60,073
Total Fixed Assets	233,929	60,073

Other Assets:
Deposits	263,990	-

TOTAL ASSETS	$544,599	$60,096

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$528,914	$354,095
Loan payable - other	702,500	300,000
Loan payable - related party	304,696	270,290
Total current liabilities	1,536,110	924,385

TOTAL LIABILITIES	1,536,110	924,385

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized,
63,516,758 and 59,999,895 shares issued and outstanding	63,517	60,000
Additional paid in capital	3,130,753	(56,000)
Deficit accumulated during the development stage	(4,185,781)	(868,289)
Total stockholders' equity (deficit)	(991,511)	(864,289)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$544,599	$60,096

The accompanying notes are an integral part of these consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH DECEMBER 31, 2010

			OCTOBER 6, 2008
			(INCEPTION)
	YEAR ENDED	YEAR ENDED	THROUGH
	DECEMBER 31, 2010	DECEMBER 31, 2009	DECEMBER 31, 2010

REVENUE	$-	$-	$-

COST OF REVENUES	5,302	-	5,302

GROSS PROFIT	(5,302)	-	(5,302)

OPERATING EXPENSES
Wages and professional fees	760,541	498,183	1,258,724
Professional fees - common stock issued	2,127,782	-	2,186,017
General and administrative	333,741	81,257	453,640
Total operating expenses	3,222,064	579,440	3,898,381

NON-OPERATING EXPENSES
Interest expense	34,126	19,712	53,896
Total non-operating expenses	34,126	19,712	53,896

NET (LOSS)	$(3,261,492)	$(599,152)	$(3,957,579)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	62,184,274	59,999,895	60,975,780

NET (LOSS) PER SHARE	$(0.05)	$(0.01)	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND  2009

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance - June 26, 2007 (Inception of Wolfe	-	$-	-	$-	$-	$-	$-
Creek Mining, Inc.)

Common shares issued to founders for cash	-	-	44,999,895	45,000	(30,000)	-	15,000

Net loss for the period	-	-	-	-	-	(9,105)	(9,105)

Balance - December 31, 2007	-	-	44,999,895	45,000	(30,000)	(9,105)	5,895

Common shares issued for cash	-	-	15,000,000	15,000	10,000	-	25,000

Net loss for the year	-	-	-	-	-	(19,608)	(19,608)

Balance - December 31, 2008	-	-	59,999,895	60,000	(20,000)	(28,713)	11,287

Net loss for the period January 1, 2009 through
November 20, 2009 - date of merger with
Green EnviroTech Corp.	-	-	-	-	-	(9,845)	(9,845)

Net effect of recapitalization with GreenEnviroTech
Corp. including repurchase and subsequent
cancellation of shares and issuance of new shares	-	-	-	-	(208,202)	(310,350)	(518,552)

To reclassify negative paid in capital to retained earnings	-	-	-	-	228,202	(228,202)	-

Net loss for the period November 21, 2009 through
December 31, 2009	-	-	-	-	-	(347,179)	(347,179)

Balance - December 31, 2009	-	-	59,999,895	60,000	-	(924,289)	(864,289)

Common shares issued to consultants and officers	-	-	2,510,375	2,511	2,125,271	-	2,127,782

Conversion of notes payable to common stock	-	-	1,006,488	1,006	1,005,482	-	1,006,488

Net loss for the year ended December 31, 2010	-	-	-	-	-	(3,261,492)	(3,261,492)

Balance - December 31, 2010	-	$-	63,516,758	$63,517	$3,130,753	$(4,185,781)	$(991,511)

The accompanying notes are an integral part of these consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009 AND
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH DECEMBER 31, 2010

			OCTOBER 6, 2008
			(INCEPTION)
	YEAR ENDED	YEAR ENDED	THROUGH
	DECEMBER 31, 2010	DECEMBER 31, 2009	DECEMBER 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,261,492)	$(599,152)	$(3,957,579)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Common stock issued for services	2,127,782	-	2,186,017

Change in assets and liabilities
Increase in inventory	(15,496)	-	(15,496)
Increase in prepaid expenses	(5,000)	-	(5,000)
Increase in deposits	(263,990)	-	(263,990)
Increase in accounts payable and accrued expenses	176,930	354,037	531,025
Total adjustments	2,020,226	354,037	2,432,556
Net cash (used in) operating activities	(1,241,266)	(245,115)	(1,525,023)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures related to purchase of equipment for Riverbank Plant	(120,000)	-	(120,000)
Expenditures related to construcition of building	(53,856)	(60,073)	(113,929)
Net cash (used in) investing activities	(173,856)	(60,073)	(233,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	30,000
Proceeds received from loan payable - related party	934,766	261,648	1,205,056
Payments on loan payable - related party	(145,983)	-	(145,983)
Proceeds received from loan payable - other	962,500	43,563	1,006,063
Payments on loan payable - other	(310,000)	-	(310,000)
Net cash provided by financing activities	1,441,283	305,211	1,785,136

NET INCREASE IN CASH AND CASH EQUIVALENTS	26,161	23	26,184

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	23	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$26,184	$23	$26,184

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$34,126	$5,900	$40,026

NON-CASH SUPPLEMENTAL INFORMATION:
Stock issued for services	$2,127,782	$-	$2,186,017
Payment of common shares by third party	$-	$256,437	$256,437
Conversion of loans payable for common stock	$1,006,488	$-	$1,006,488

The accompanying notes are an integral part of these consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

Green EnviroTech Holdings Corp. (the “Company”) was incorporated on June 26, 2007 under the name Wolfe Creek Mining, Inc. under the laws of the State of Delaware. The Company up until November 20, 2009 was primarily engaged in the acquisition and exploration of mining properties.

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

Pursuant to the Merger Agreement, on November 20, 2009 (the “Closing Date”), the Subsidiary merged with and into Green EnviroTech resulting in Green EnviroTech becoming a wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, the Company issued 45,000,000 shares of its common stock (the “Acquisition Shares”) to the shareholders of Green EnviroTech, representing 75% of the issued and outstanding common stock following the closing of the Merger. The outstanding shares of Green EnviroTech were cancelled.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Pursuant to the Purchase Agreement, Green EnviroTech agreed to purchase, and Agilyx (formally Plas2Fuel) agreed to sell and install, a twelve vessel waste plastic to oil recycling system (the “System”), for a purchase price of $5,595,645. Green EnviroTech agreed to pay the purchase price over five installments.  On December 31, 2009, Agilyx (formally Plas2Fuel) issued a waiver to Green EnviroTech leaving it to the discretion of Green EnviroTech to implement the first installment due date before the equipment would be shipped.  As of December 31, 2010, the first installment date had not been determined.

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

a)
Twelve (12) Plastic Reclamation Units (“PRU’s”) between January 1, 2010 and December 31, 2010; (As of December 31, 2010, no units had been ordered.  Even though no units have been ordered as set forth in the agreement, Agilyx still recognizes the Company as having exclusive rights with no liability to Agilyx until the first order. The Company expects to order their first units by the end of April 2011 as previously discussed.)

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

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

On December 4, 2009, the Company formed Green EnviroTech Wisconsin, Inc., (“GET WISC”) a Wisconsin Corporation in anticipation of opening a plant in Wisconsin. As of December 31, 2010, the Company is in discussions regarding the construction of a plant in Wisconsin, however, the original location in Fond de Lac, was abandoned as the lot was not large enough to facilitate a railroad spur, which would be needed.

On August 9, 2010, the Company formed Green EnviroTech Riverbank, Inc., (“GETRB”) a California Corporation in anticipation of opening the Riverbank, CA plant. The Company is currently leasing space in Riverbank, CA and anticipates operations to commence in the second quarter of 2011.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has not generated revenues since inception and has generated losses totaling $3,261,492 and $599,152 for the years ended December 31, 2010 and 2009 and losses for the period October 6, 2008 (Inception) through December 31, 2010 of $3,957,579 and needs to raise additional funds to carry out their business plan. The Company has raised debt financing of $702,500 from non-related third parties through December 31, 2010 and $304,696 from the Company’s President through December 31, 2010.

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

Besides generating revenues from proposed operations, the Company may need to raise additional funds to expand operations to the point at which the Company can achieve profitability. The terms of new debt or equity that may be raised may not be on terms acceptable by the Company. If adequate funds cannot be raised outside of the Company, the Company’s officers and directors may need to contribute additional funds to sustain operations.

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to the corporate formation and the raising of capital.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Costs of maintenance and repairs will be charged to expense as incurred. The Company through December 31, 2010, incurred some engineering and design costs on a facility they are planning to build. All of these costs are non-depreciable until the facility is in service.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

	December 31,	December 31,
	2010	2009

Net loss	$(3,261,492)	$(599,152)

Weighted-average common shares
outstanding (Basic)	62,184,274	59,999,895

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	62,184,274	59,999,895

Inventory

Inventory is valued at the lower of cost (on a first-in, first-out (FIFO) basis) or market. Inventory of $15,496 as of December 31, 2010 consists of the plastic raw materials that are awaiting conversion. There has been no reserve for obsolescence of inventory and inventory is only removed upon use. The Company includes in its Cost of Revenues its costs of materials as well as other direct costs in the delivery of its materials to the warehouse and products to its customers as well as freight and other costs. When the Company commences the conversion process they will also include the work in process inventory and finished goods in its inventory.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of December 31, 2010, no additional accrual for income taxes is necessary.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”. This update addresses both the interaction of the requirements of Topic 855, “Subsequent Events”, with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provision related to subsequent events (paragraph 855-10-50-4). The amendments in this update have the potential to change reporting by both private and public entities, however, the nature of the change may vary depending on facts and circumstances. Adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated results of operations or financial condition.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

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

On March 11, 2010, the Company effected a fifteen to 1 forward stock split in the form of a stock dividend. The shares and per share amounts included herein have been reflected retroactive to the stock split.

During the year ended December 31, 2010, the Company issued 2,600,000 shares of common stock with a fair value of $2,195,000 (between $0.65 and $1.00 per share). In addition, the Company issued 1,006,488 shares of common stock to convert loans payable that were outstanding to a related party (754,377) and to a non-related party (252,111). These shares were converted at $1.00 which was the fair value of the stock at the date of conversion. The Company also canceled 89,625 shares of common stock valued at $67,218 to a consultant for services not performed, as the certificate was returned.

As of December 31, 2010, there were 63,516,758 shares issued and outstanding.

The Company has not issued any preferred stock, options or warrants to date.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 4-	LOAN PAYABLE – RELATED PARTY

The Company had an unsecured, loan payable in the form of a line of credit with their CEO. The CEO had provided a line of credit up to $200,000 at 4% interest per annum to the Company to cover various expenses and working capital infusions until the Company can be funded. This loan was extended from the original due date of December 31, 2009 to December 31, 2010 and the amount was increased from $200,000 to $1,000,000. This loan has been extended again to December 31, 2011.  The CEO has advanced $1,205,056 from inception through December 31, 2010 and the Company repaid $145,982 of these advances.  The Company converted $754,377 of these advances into shares of common stock on May 11, 2010 at a $1 per share. The remaining principal under this loan due as of December 31, 2010 is $304,696. Interest expense for the year ended December 31, 2010 and 2009 is $12,375 and $9,581, respectively.  In addition, $15,642 of interest is accrued at December 31, 2010. The Company anticipates the CEO to convert the balance of these advances into common stock at $1 per share.

NOTE 5-	LOAN PAYABLE – OTHER

The Company entered into a loan payable in the amount of $300,000 with an unrelated third party on October 7, 2009. The loan matured January 29, 2010. Interest was due and payable on the first of the month for the prior month’s interest. The loan had a 15% interest rate. The Company repaid $200,000 in principal plus $5,960 in interest on this note, and extended the note to April 30, 2010 with a new principal balance of $100,000. The Company paid in full in April the $100,000 loan payable to Stacey Cooper.  Stacey Cooper agreed to receive stock from Wolfe Creek Mining, Inc. and cash in full payment of the note.  The directors of the Company agreed to issue 100,000 shares of common stock in payment of $48,000 of the note.  The Company gave 100,000 shares to Stacey Cooper in satisfaction of the $48,000 and decreased the Stacey Cooper loan balance by the $48,000 and the Company paid the balance of $52,000 in cash on April 14, 2010. The Company incurred $7,637 in interest through April 30, 2010. As of December 31, 2010, all accrued interest has been paid and the balance of this note is $0.

The Company received $215,000 on March 31, 2010 and an additional $35,000 on April 9, 2010 from HE Capital, SA as a loan.  However, the loan was not signed until April 14, 2010.  The Company recorded the loan on March 31, 2010.  These notes accrue interest at 8% annually. The Company accrued interest of $2,111 on the loan through May 11, 2010.  These amounts were converted into shares of common stock at a $1 per share.  On August 6, 2010, HE Capital loaned the Company $100,000 and loaned the Company an additional $50,000 on September 13, 2010.  These loans are for one year with 8% interest rate. The cash was used for operations of the Company during its development stage. HE Capital loaned the Company $22,500 on October 13. 2010 and $190,000 on December 3, 2010.  These loans are also for one year with 8% interest rate.  These loans were used to pay the fees and first and last lease payments on the Naranza Capital Partners equipment lease (see Note 8).  The total balance outstanding with HE Capital at December 31, 2010 is $362,500. Interest incurred on the $362,500 loans from HE Capital, SA for the year ended December 31, 2010 and accrued as of December 31, 2010 is $6,787.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 5-	LOAN PAYABLE – OTHER (CONTINUED)

The Company also entered into a loan payable with an individual in the amount of $20,000 at 10% due on demand. Interest expense for the year ended December 31, 2010 and accrued interest as of December 31, 2010 is $1,304. The Company repaid $10,000 of this note on August 10, 2010.  As of December 31, 2010 the loan still has an outstanding balance of $10,000.

On October 22, 2010, the Company entered into an engagement for independent introducing agent services with Legend Securities, Inc. (“LSI”) where in LSI has agreed to introduce investors to the Company in the form of equity and/or debt.  In accordance with the agreement, LSI is to receive 10% of the cash equivalent received by the Company as a fee and 2% of the cash equivalent as an expense allowance.

The Company as of December 31, 2010, raised $330,000 from the investors, and an additional $50,000 in January 2011. The amounts advanced to the Company were converted into a 12% Secured Debenture dated January 24, 2011 due July 24, 2011. In addition, the investors received 50% warrant coverage totaling 190,000 warrants dated January 24, 2011. LSI also received warrants as a fee totaling 19,000 (10% of the toal warrants issued). Interest on these notes through December 31, 2010 and accrued as of December 31, 2010 (12%) was $2,650.

LSI received as compensation for this agreement, $39,600 in fees and expenses in 2010 and $6,000 on January 21, 2011.  (see Note 9, Subsequent Events).

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

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 6-	PROVISION FOR INCOME TAXES (CONTINUED)

As of December 31, 2010, there is no provision for income taxes, current or deferred.

Net operating losses	$1,345,577
Valuation allowance	(1,345,577)

$-
At December 31, 2010, the Company had a net operating loss carry forward in the amount of $3,957,579, available to offset future taxable income through 2030.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the yearS ended December 31, 2010 and 2009 is summarized below.

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

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 7-                FAIR VALUE MEASUREMENTS  (CONTINUED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total

Cash	$26,184	-	-	$26,184

Total assets	$26,184	-	-	$26,184

NOTE 8-	COMMITMENTS

Agilyx Agreements

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

Pursuant to the Purchase Agreement, Green EnviroTech agreed to purchase, and Agilyx (formally Plas2Fuel) agreed to sell and install, a twelve vessel waste plastic to oil recycling system (the “System”), for a purchase price of $5,595,645. Green EnviroTech agreed to pay the purchase price over five installments.  On December 31, 2009, Agilyx (formally Plas2Fuel) issued a waiver to Green EnviroTech leaving it to the discretion of Green EnviroTech to implement the first installment due date before the equipment would be shipped.  As of December 31, 2010, the first installment date had not been determined.

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

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 8-	COMMITMENTS (CONTINUED)

Agilyx Agreements (continued)

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

a)
Twelve (12) Plastic Reclamation Units (“PRU’s”) between January 1, 2010 and December 31, 2010; (as of December 31, 2010 no Units had been ordered.  Even though no units have been ordered as set forth in the agreement, Agilyx still recognizes the Company as having exclusive rights with no liability to Agilyx until the first order.  The Company expects to order their first units by the end of April 2011 as previously discussed.)

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

Wisconsin Site

The Company had previously announced it was exploring the idea of opening a plant in Fond du Lac, Wisconsin.  However, the decision has now been decided to locate the plant in another city in Wisconsin.  There were no incentives offered by Fond du Lac other than to offer to sale land suitable for plant construction when no building for lease was found suitable for the Company’s needs.  The Industrial Park location appeared to be suitable and the Company started design work on the location.  The site called for a rail spur which was turned down by the railroad for lack of enough space to meet their requirements.  The Company looked elsewhere and decided to direct its efforts to Sheboygan where the city has offered incentives and the city has commercial building space available suitable for the needs of the plant.  The area also has a pool of experienced work force available to compliment the employee requirements needed for the plant.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009
NOTE 8-	COMMITMENTS (CONTINUED)

Wisconsin Site (continued)

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

Employment Agreements

The Company executed on February 19, 2010 employment contracts for the hire of its Chief Executive Officer for a term of 36 months with one year automatic extensions and its President and Chief Technology Officer for a term of 12 months with one year automatic extensions. Each contract provided for base and incentive salary as well as carried a ten year stock option incentive for the purchase of up to 200,000 of the Company’s common shares at the exercise price of $0.30 which was the closing price of the Company’s common stock on the OTCBB on February 18, 2010.  These shares shall vest in 66,667 amounts on each of November 1, 2010 and 2011 and 66,666 on November 1, 2012, assuming the Executive is employed by the Company on such vesting dates.  The employment agreements were terminated on October 1, 2010. The employment agreements were terminated until the Company can raise funds. Once the appropriate funds have been raised, the Company will enter into new employment agreements with senior management. Any amounts that were accrued as salary for these individuals was reversed and no stock options were issued.

On August 9, 2010, the Chief Technology Officer with consent of the Company resigned his position with the Company as its CTO in order to work as a consultant to the Company for Ergonomy, LLC, a company the CTO helped form and is already an officer.  The Company has a long standing contract with Ergonomy to use its technology.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 8-	COMMITMENTS (CONTINUED)

Magic Bright Transaction

During the third quarter, the Company issued a Letter of Intent to explore the possibility of purchasing a Hong Kong based Trading Company (Magic Bright) for stock and cash.   The company is a plastics brokerage company brokering plastic in Europe and Asia. This Letter of Intent was formalized into an agreement in February 2011 (see Note 9).

Lease Agreements - Riverbank

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

On December 1, 2010, the Company signed a five year lease for plant space in Riverbank, California in anticipation of opening its Riverbank Plant.  The plant space is approximately 37,800 sq ft.  The lease calls for lease payments in the amount of $1,900 per month the first 6 months, $10,584 for the next 6 months, $10,902 per month the 2nd year, $11,229 per month the 3rd year, $11,565 per month the 4th year and $11,912 per month the 5th year.

On December 1, 2010, the Company signed a six month lease for 5,175 sq. ft. of space in Riverbank, California to store non-hazardous plastic material that is covered.  The lease calls for lease payments in the amount of $518 per month.

Capital Lease – Riverbank

On September 24, 2010, the Company received a “term sheet” from Naranza Capital Partners for the lease purchase of $5,000,000 of equipment to be placed in the Riverbank facility.   On November 23, 2010, the Company signed an Equipment Lease Agreement with Naranza Capital Partners for the lease of the equipment needed in the Riverbank Plant.  This Capital Lease also included the installation of this equipment and has a $1 (one dollar) buyout clause.  The term of the lease is for five years (60 months) starting from the date the equipment is operational. The Company paid an application fee of $12,500 plus the first and last month’s lease payments in the amount of $128,945 each.  The Company also paid $10,000 doc fees, site visit fee and legal fees.  As of December 31, 2010, the equipment had not been ordered for shipment. The plant will produce sweet crude oil using the Agilyx technology.  The material to be used in the technology is from an agricultural waste plastic stream, the Company will obtain at no cost to the Company.  The transportation of the waste plastic to the plant is the only cost. The Company has also received draft approval documents from the Air Resource Board with authority to proceed with the development of the plant. This is the first license of its kind to be issued in California for construction of a facility to use this technology.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 8-	COMMITMENTS (CONTINUED)

Capital Lease – Riverbank (continued)

The Company will recognize the assets and the obligation under the capital lease at the time that Naranza Capital Partners honors the commitment and places the order of the equipment and installs the equipment. The deposits are recognized as non-current assets on the Company’s consolidated balance sheets at December 31, 2010.

Riverbank Site

On October 4, 2010, the Company received a letter from the City of Riverbank’s Local Redevelopment Authority (LRA) outlining its support and enthusiasm for the Company’s decision to proceed with the development of a plant facility in Riverbank and for opening its corporate offices in their city.  To show their commitment to the Company’s success in Riverbank, the LRA is preparing the Community Development Block Grant (CDBG) Over-The-Counter (OTC) Grant Application in support of the Company.   The Grant provides for the creation and retention of jobs.  The funds are awarded at a rate of $35,000 per estimated new job created.  The LRA is working with the granting agency and the State’s Department of Housing & Community Development, to provide $5 million in funds over the next two years for site infrastructure improvements, business working capital, job training and equipment in the form of both grants and loans.  In addition, the LRA is prepared to offer the Company in-kind contributions totaling $2,000,000 to support the project, including staff support, building improvements, local building and processing fees, electrical upgrades, rail improvements and infrastructure upgrades.  The Company appreciates the support the community of Riverbank is providing.  Before the close of the year, the City of Riverbank notified the Company that it had received instruction from the State of California’s Economic Development panel providing funds to the City of Riverbank for the use of the Company that it was unable to provide such funds presently.

0n October 8, 2010 the Company received a Letter of Intent from Ravago Manufacturing Americas for joint activities with the Company. Ravago has experience as an engineering resin custom compounder, toll and producer services provider, and world class recycler of both engineering polymers and basic commodity plastics has made them one of America's leading resins suppliers. Their broad product portfolio and unique manufacturing assets allow for versatility beyond compare. Ravago has facilities strategically located to serve both the producer and end user, with activities in the Midwest, Southeast, and Gulf Coast regions.  In the Ravago Letter of Intent, Ravago will install and operate manufacturing equipment in Green EnviroTech’s facilities to produce compounded plastic products.  Ravago will provide all materials needed to make the compound to specification. The Company will purchase virgin plastic material from another division of Ravago, H. Muehlstein. This virgin material will be mixed with the reclaimed plastic to make compound plastic to specification. The Company will pay Ravago $0.15 per pound for the compound produced. Ravago, with its worldwide customer list, will take 100% of the compounded material produced at the Company facilities and market the material for a 10% commission thru its division ENTEC.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 8-	COMMITMENTS (CONTINUED)

Riverbank Site (continued)
This Letter of Intent from Ravago has the potential to save the Company millions of dollars for the purchase of compounding equipment, operations and maintenance of the equipment as well as provides the Company a Sales and Marketing Department. The Letter of Intent, if executed will make Ravago the Company’s only customer for its compound material. The Company met with executives of Ravago on February 23, 2011 and negotiated the final agreement between Ravago and the Company.  The Company is working towards executing this agreement by the end of March, 2011.

NOTE 9-	SUBSEQUENT EVENTS

As of January 24, 2011, Green EnviroTech Holdings Corp. (the “Company”) entered into a series of securities purchase agreements with accredited investors (the “Investors”), pursuant to which the Company sold an aggregate of $380,000 in 12% secured debentures (the “Debentures”). Legend Securities, Inc. a broker dealer which is a member of FINRA, received a commission of $45,600 and 19,000 warrants at an exercise price of $0.40 in connection with the sale of the Debentures. The Debentures are due at the earlier of 6 months from the date of issuance or upon the Company receiving gross proceeds from subsequent financings in the aggregate amount of $1,000,000. The Debentures bear interest at the rate of 12% per annum, payable upon maturity. The Debentures are secured by the assets of the Company pursuant to security agreements entered into between the Company and the Investors. The Company also issued to the Investors five-year warrants to purchase an aggregate of 190,000 shares of common stock at an exercise price of $0.40, which may be exercised on a cashless basis.

In January of 2011, the State of Wisconsin Investment Board indicated its interest to commit $5 million in a low interest loan to the Company for the purchase of a building in Sheboygan, Wisconsin to be used for the Sheboygan Plant.

On January 25, 2011, Jeffrey Chartier resigned as President and as a director of Green EnviroTech Holdings Corp. (the “Company”). In connection with Mr. Chartier’s resignation, the Company and Mr. Chartier entered into a separation agreement pursuant to which he agreed to a six month lock-up of the 4,495,680 shares of the Company’s common stock he owns (the “JC Shares”), and subsequent “leak-out” selling of no more than 1% of the Company’s issued and outstanding shares of common stock in any 90 day period, in consideration for which the Company agreed to issue Mr. Charter 50,000 shares of common stock (the “LL Transfer Shares”).  Mr. Chartier relinquished voting rights to his 4,495,680 shares of common stock, giving Gary DeLaurentiis (the Company’s Chief Executive Officer and Chairman) the proxy to vote such shares, in consideration for which the Company agreed to issue Mr. Chartier 25,000 shares of common stock (the “Proxy Transfer Shares”).  Mr. Chartier provided the Company a right of first refusal on any proposed sale of the JC Shares, LL Transfer Shares, Proxy Transfer Shares, and an additional 25,000 shares the Company agreed to issue to Mr. Chartier as partial reimbursement for $30,000 of outstanding expenses.  The Company agreed to issue and/or cause the transfer of an additional 50,000 shares of common stock for Mr. Chartier as severance.  Mr. Chartier provided a general release.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 9-	SUBSEQUENT EVENTS (CONTINUED)

On January 27, 2011, Wayne Leggett was elected to the Board of Directors of the Company, and Lou Perches was appointed Chief Operating Officer of the Company. Mr. Leggett has been the Company’s Chief Financial Officer since March 2010. Mr. Perches will receive a salary of $7,500 per month for six months during which he will devote 100% of his business time to the Company.

In February of 2011, the Company retained the services of The S.T.A.T. Group LLC to handle its investor relations program and to communicate the Company’s business and growth strategy to the investment community.

On February 14, 2011, Green EnviroTech Holdings Corp. (the “Company”) entered into a securities purchase agreement with Magic Bright Limited, a Hong Kong corporation (“Magic Bright”), and the members of Magic Bright. (the “Sellers”). Pursuant to the Purchase Agreement, Company agreed to purchase, and the Sellers agreed to sell, all of the issued shares of Magic Bright (the “Ordinary Shares”), subject to the terms and conditions therein.  Company agreed to pay to the Sellers, in consideration for the Ordinary Shares, an aggregate purchase price of $6,000,000, consisting of $1,000,000 in cash (the “Cash Consideration”) and $5,000,000 in securities. The Cash Consideration will be payable as follows: (i) $300,000 on the closing date; (ii) $300,000 on June 16, 2011; (iii) $200,000 on September 16, 2011; and (iv) $200,000 on December 16, 2011. The $5,000,000 in securities will be payable in the form of 1,000,000 shares of Magic Bright Acquisition Series Convertible Preferred Stock (with a stated value of $5.00 per share), which the Company shall issue to the Sellers on the closing date.  Company agreed to use its reasonable best efforts to obtain at least $3,000,000 in net proceeds from financings and allocate such net proceeds towards the business and operations of Magic Bright by way of interest free loans from the Company to Magic Bright within the period of 15 months from the closing. If the Company (i) does not obtain and allocate at least $2,000,000 of such net proceeds towards the business and operations of Magic Bright by way of interest free loans from the Company to Magic Bright on or before the date falling on the expiry of 12 months from the closing or (ii) does not obtain and allocate at least $3,000,000 in aggregate of such net proceeds towards the business and operations of Magic Bright by way of interest free loans from the Company to Magic Bright on or before the date falling on the expiry of 15 months from the closing or (iii) fails to pay all of the Cash Consideration by December 16, 2011, each Seller shall have the option to re-purchase the Ordinary Shares sold by such Seller to the Company, in exchange for the Preferred Shares issued by the Company to such Seller.  Three years from the closing, each Seller will have a one-time ninety (90) day option (“Buy Back Option”) to purchase back 50.1% of the  Ordinary Shares sold by such Seller to the Company, in exchange for the 50% of the Preferred Shares issued by the Company to such Seller (or the fair market equivalent in cash of such shares).  Company agreed, on or prior to closing, to (i) have the Seller Wong Kwok Wing, Tony (“Tony”), appointed to the Company’s board of directors, (ii) enter into an employment agreement with Tony in form and substance satisfactory to Tony, and (iii) issue an aggregate of 184,000 shares of common stock to employees of Magic Bright.

On March 16, 2011, the Company entered into Amendment No. 1 to Securities Purchase Agreement, dated as of February 14, 2001, among the Company, Magic Bright Limited, a Hong Kong corporation and the members of Magic Bright.  Pursuant to the Amendment, the deadline for the closing of the acquisition by the Company of the issued shares of Magic Bright under the Purchase Agreement was extended from March 16, to March 25, 2011.

On March 25, 2011, the Company entered into Amendment No. 2 to Securities Purchase Agreement, dated as of February 14, 2001, among the Company, Magic Bright Limited, a Hong Kong corporation and the members of Magic Bright.  Pursuant to the Amendment, the deadline for the closing of the acquisition by the Company of the issued shares of Magic Bright under the Purchase Agreement was extended from March 25, to March 30, 2011.  Magic Bright Limited became a subsidiary of the Company on March 30, 2011.