Form 10-Q
period 2011-03-31
GREEN ENVIROTECH HOLDINGS CORP.
filed 2011-05-16
CIK 1428765

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-54395

GREEN ENVIROTECH HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	32-0218005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 692 5300 Claus Road Riverbank, CA	95367
(Address of principal executive offices)	(Zip Code)

(209) 863-9000
(Registrant's telephone number, including area code)

N/A
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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, 66,797,447 shares of common stock are issued and outstanding as of May 5, 2011.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.
GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm
Condensed Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	F - 2
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) For the Three Months Ended March 31, 2011 and 2010 and Period October 6, 2008 (Inception) through March 31, 2011	F - 3
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) For the Three Months Ended March 31, 2011(Unaudited) and the Year Ended December 31, 2010	F - 4
Condensed Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2011 and 2010 and Period October 6, 2008 (Inception) through March 31, 2011	F - 5
Notes to Condensed Consolidated Financial Statements	F - 6

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US$)

	(Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash	$76,300	$26,184
Accounts receivable	387,048	-
Inventory	1,316,313	15,496
Other current assets	139,596	5,000
Total current assets	1,919,257	46,680

Fixed Assets
Plant Equipment	1,861,084	120,000
Construction in progress	113,929	113,929
	1,975,013	233,929
Other Assets:
Deposits	510,959	263,990
Goodwill	5,148,377	-
	5,659,336	263,990

TOTAL ASSETS	$9,553,606	$544,599

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,025,120	$528,914
Secured debentures payable, net of discount of $82,624 and $0, respectively	297,376	330,000
Loan payable - other	814,500	372,500
Current portion of loan payable - bank	277,710	-
Loan payable - acquisition	700,000	-
Loan payable - related party	311,296	304,696
Total current liabilities	4,426,002	1,536,110

LONG TERM LIABILITIES

Loan payable - bank, net of current portion	1,175,597	-

TOTAL LIABILITIES	5,601,599	1,536,110

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares authorized,
1,000,000 and 0 shares issued and outstanding	1,000	-
Common stock, $0.001 par value, 250,000,000 shares authorized,
63,832,008 and 63,516,758 shares issued and outstanding	63,832	63,517
Additional paid in capital	8,333,068	3,130,753
Additional paid in capital - warrants	141,362	-
Deficit accumulated during the development stage	(4,588,092)	(4,185,781)
Accumulated other comprehensive income	837	-
Total stockholders' equity (deficit)	3,952,007	(991,511)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,553,606	$544,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 AND
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH MARCH 31, 2011
IN US$

			OCTOBER 6, 2008
			(INCEPTION)
	THREE MONTHS	THREE MONTHS	THROUGH
	MARCH 31, 2011	MARCH 31, 2010	MARCH 31, 2011

REVENUE	$34,505	$-	$34,505

COST OF REVENUES	11,759	-	17,061

GROSS PROFIT	22,746	-	17,444

OPERATING EXPENSES
Wages and professional fees	205,505	347,626	1,464,229
Professional fees - common stock issued and warrants issued	116,992	-	2,303,009
General and administrative	39,022	10,439	492,662
Total operating expenses	361,519	358,065	4,259,900

NON-OPERATING EXPENSES
Amortization of debt discount	40,496	-	40,496
Interest expense	23,042	11,293	76,938
Total non-operating expenses	63,538	11,293	117,434

NET (LOSS)	$(402,311)	$(369,358)	$(4,359,890)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	63,559,219	59,999,895	61,232,130

NET (LOSS) PER SHARE	$(0.01)	$(0.01)	$(0.07)

STATEMENT OF COMPREHENSIVE LOSS

Net loss	$(402,311)	$(369,358)	$(4,359,890)
Currency translation	837	-	837

Total Comprehensive Loss	$(401,474)	$(369,358)	$(4,359,053)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND THE YEAR ENDED DECEMBER 31, 2010
(UNAUDITED)
IN US$

							Deficit
						Additional	Accumulated	Accumulated
					Additional	Paid-In	During the	Other
	Preferred Stock		Common Stock		Paid-In	Capital -	Development	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Warrants	Stage	Income	Total

Balance - June 26, 2007 (Inception of Wolfe Creek Mining, Inc.)	-	$-	-	$-	$-	$-	$-	$-	$-

Common shares issued to founders for cash	-	-	44,999,895	45,000	(30,000)	-	-		15,000

Net loss for the period	-	-	-	-	-	-	(9,105)		(9,105)

Balance - December 31, 2007	-	-	44,999,895	45,000	(30,000)	-	(9,105)	-	5,895

Common shares issued for cash	-	-	15,000,000	15,000	10,000	-	-		25,000

Net loss for the year	-	-	-	-	-	-	(19,608)		(19,608)

Balance - December 31, 2008	-	-	59,999,895	60,000	(20,000)	-	(28,713)	-	11,287

Net loss for the period January 1, 2009 through November 20, 2009 - date of merger with Green EnviroTech Corp.	-	-	-	-	-	-	(9,845)		(9,845)

Net effect of recapitalization with GreenEnviroTech Corp. including repurchase and subsequent cancellation of shares and issuance of new shares	-	-	-	-	(208,202)	-	(310,350)		(518,552)

To reclassify negative paid in capital to retained earnings	-	-	-	-	228,202	-	(228,202)		-

Net loss for the period November 21, 2009 through December 31, 2009	-	-	-	-	-	-	(347,179)		(347,179)

Balance - December 31, 2009	-	-	59,999,895	60,000	-	-	(924,289)	-	(864,289)

Common shares issued to consultants and officers	-	-	2,510,375	2,511	2,125,271	-	-		2,127,782

Conversion of notes payable to common stock	-	-	1,006,488	1,006	1,005,482	-	-		1,006,488

Net loss for the year ended December 31, 2010	-	-	-	-	-	-	(3,261,492)		(3,261,492)

Balance - December 31, 2010	-	-	63,516,758	63,517	3,130,753	-	(4,185,781)	-	(991,511)

Issued Preferred Stock in purchase Magic Bright	1,000,000	1,000	-	-	4,999,000	-	-	-	5,000,000

Issued Common Stock in purchase of Magic Bright	-	-	184,000	184	104,696	-	-	-	104,880

Common shares issued to consultants for fees	-	-	131,250	131	98,619	-	-	-	98,750

Warrants issued to secured debenutre holders	-	-	-	-	-	123,120	-	-	123,120

Warrants issued to brokers	-	-	-	-	-	18,242	-	-	18,242

Net loss for three months ended March 31, 2011	-	-	-	-	-	-	(402,311)	-	(402,311)

Other comprehensive income for three months ended March 31, 2011	-	-	-	-	-	-	-	837	837

Balance - March 31, 2011	1,000,000	$1,000	63,832,008	$63,832	$8,333,068	$141,362	$(4,588,092)	$837	$3,952,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 AND
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH MARCH 31, 2011
IN US$
			(Unaudited)
			OCTOBER 6, 2008
	THREE MONTHS	THREE MONTHS	(INCEPTION)
	ENDED	ENDED	THROUGH
	March 31, 2011	March 31, 2010	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(402,311)	$(369,358)	$(4,359,890)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Common stock issued for services, net of cancelations	98,750	-	2,284,767
Warrants issued as loan fees to brolers	18,242	-	18,242
Amortization of debt discount	40,496	-	40,496
Cash received in acquisition of Magic Bright	54,378		54,378

Change in assets and liabilities
(Increase) in accounts receivable	(19,689)	-	(19,689)
(Increase) in inventory	(6,566)	-	(22,062)
(Increase) in deposits and other current assets	(2,729)	-	(271,719)
Increase in accounts payable and accrued expenses	70,899	208,171	601,924
Total adjustments	253,781	208,171	2,686,337
Net cash (used in) operating activities	(148,530)	(161,187)	(1,673,553)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures related to purchase of equipment for Riverbank plant	-	-	(120,000)
Expenditures related to construction of building	-	-	(113,929)
Cash paid for acquisition of Magic Bright	(300,000)	-	(300,000)
Net cash (used in) investing activities	(300,000)	-	(533,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	30,000
Proceeds received from loan payable - related party	6,600	321,316	1,211,656
Proceeds received from loan payable - other	442,000	235,000	1,118,063
Proceeds received from secured debentures	50,000	-	380,000
Payments on loan payable - related party	-	-	(145,983)
Payments on loan payable - other	-	(200,000)	(310,000)
Net cash provided by financing activities	498,600	356,316	2,283,736

Effect of foreign currencies on cash	46		46

NET INCREASE IN CASH AND CASH EQUIVALENTS	50,116	195,129	76,300

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	26,184	23	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$76,300	$195,152	$76,300

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$5,960	$40,026

NON-CASH SUPPLEMENTAL INFORMATION:
Stock issued for services	$98,750	$-	$2,284,767
Payment of common shares by third party	$-	$-	$256,437
Conversion of loans payable for common stock	$-	$-	$1,006,488

Acquisition of Magic Bright for cash, debt and stock:
Acquired assets and liabilities:
Cash	$54,378	$-	$54,378
Accounts receivable	367,038	-	367,038
Inventory	1,293,118	-	1,293,118
Prepaid expenses and other current assets	378,504	-	378,504
Fixed assets	1,739,560	-	1,739,560
Goodwill	5,148,377	-	5,148,377
Accounts payable and accrued expenses	(1,410,137)	-	(1,410,137)
Deferred tax liability	(13,923)	-	(13,923)
Long-term debt	(1,452,035)	-	(1,452,035)
	6,104,880	-	6,104,880

Consideration for acquisition:
Loan payable - acquisition	700,000	-	700,000
Preferred stock	5,000,000	-	5,000,000
Common stock	104,880	-	104,880
	5,804,880	-	5,804,880

Cash paid for acquisition of Magic Bright\	$300,000	$-	$300,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the December 31, 2010 Form 10-K filed with the SEC, including the audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited condensed consolidated financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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
MARCH 31, 2011 AND 2010 (UNAUDITED)

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

Pursuant to the Purchase Agreement, Green EnviroTech agreed to purchase, and Agilyx (formally Plas2Fuel) agreed to sell and install, a twelve vessel waste plastic to oil recycling system (the “System”), for a purchase price of $5,595,645. Green EnviroTech agreed to pay the purchase price over five installments.  On December 31, 2009, Agilyx (formally Plas2Fuel) issued a waiver to Green EnviroTech leaving it to the discretion of Green EnviroTech to implement the first installment due date before the equipment would be shipped.  As of March 31, 2011, the first installment date had not been determined.

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
MARCH 31, 2011 AND 2010 (UNAUDITED)

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

a)
Twelve (12) Plastic Reclamation Units (“PRU’s”) between January 1, 2010 and December 31, 2010; (As of March 31, 2011, no units had been ordered.  Even though no units have been ordered as set forth in the agreement, Agilyx still recognizes the Company as having exclusive rights with no liability to Agilyx until the first order. The Company expects to order their first units by the end of June 2011.)

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

On December 4, 2009, the Company formed Green EnviroTech Wisconsin, Inc., (“GET WISC”) a Wisconsin Corporation in anticipation of opening a plant in Wisconsin. As of March 31, 2011, the Company is in discussions regarding the construction of a plant in Wisconsin, however, the original location in Fond de Lac, was abandoned as the lot was not large enough to facilitate a railroad spur, which would be needed.

On August 9, 2010, the Company formed Green EnviroTech Riverbank, Inc., (“GETRB”) a California Corporation in anticipation of opening a plant in Riverbank, CA.  The Company is currently leasing space in Riverbank, CA and anticipates operations to commence in the fourth quarter of 2011.

On March 30, 2011, the Company acquired Magic Bright Limited (“Magic Bright”), a Hong Kong Corporation.  Magic Bright is a plastics brokerage company brokering waste plastic in Europe and Asia.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company acquired Magic Bright Limited (“Magic Bright”), a Hong Kong Corporation, on March 30, 2011.  Magic Bright is a plastics brokerage company brokering waste plastic in Europe and Asia.   The Company generated revenues for the first time since inception as a result of the Magic Bright acquisition.  The Company recorded only one day of revenue in the amount of $34,505 from Magic Bright to coincide with the date of acquisition.   The Company  generated losses totaling $402,311 and $369,358 for the three months ended March 31, 2011 and 2010 and for the period October 6, 2008 (Inception) through March 31, 2011 of $4,359,890 and needs to raise additional funds to carry out their business plan. The Company has raised debt financing of $1,194,500 from non-related third parties through March 31, 2011 and $311,296 from the Company’s CEO through March 31, 2011.The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, and the ability of the Company to obtain necessary equity financing to continue and expand operations.

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

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (Continued)

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

In February of 2011, the Company retained the services of the Strategic Tactical Asset Trading LLC. to handle its investor relations program and to communicate the Company’s business and growth strategy to the investment community.

The Company entered into a twelve (12) month agreement with AME Holdings Group, LLC (Consultant) on March 3, 2011 wherein Consultant will provide consulting services designed to assist Company in growing its business through mergers, acquisitions, debt financing, structured finance, strategic capital assistance and/or other legal means.

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to the corporate formation and the raising of capital. With the acquisition of Magic Bright, the Company anticipates emerging from the development stage in the second fiscal quarter of 2011.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Currency Translation

The Company’s subsidiary, Magic Bright Limited acquired on March 30, 2011, is located in Hong Kong and certain accounts of the Company are reflected in currencies other than the U.S. dollar. The Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates for currencies in the Hong Kong dollar. The Company’s functional currency is the Hong Kong dollar, while the Company reports its currency in the US dollar. The Company records these translation adjustments as accumulated other comprehensive income (loss). For the three months ended March 31, 2011 and 2010, the Company recorded approximately $837 and $0 in translation income, respectively. Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations.

Comprehensive Income (Loss)

The Company adopted ASC 220-10, “Reporting Comprehensive Income.” ASC 220-10 requires the reporting of comprehensive income in addition to net income from operations.

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of information that historically has not been recognized in the calculation of net income.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.

The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Costs of maintenance and repairs will be charged to expense as incurred. The Company through March 31, 2011, incurred some engineering and design costs on a facility they are planning to build or purchase to refurbish. All of these costs are non-depreciable until the facility is in service.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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
MARCH 31, 2011 AND 2010 (UNAUDITED)

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

	March 31,	March 31,
	2011	2010

Net loss	$(402,311)	$(369,358)

Weighted-average common shares
outstanding (Basic)	63,559,219	59,999,895

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	63,559,219	59,999,895

Inventory

Inventory is valued at the lower of cost (on a first-in, first-out (FIFO) basis) or market. Inventory of $1,316,313 as of March 31, 2011 consists of the plastic raw materials that are awaiting conversion. Magic Bright Limited inventory was $1,300,817 and Green EnviroTech Riverbank, Inc. (GETRB) inventory was $15,496.  GETRB inventory has been accumulated in anticipation of opening the Riverbank facility.  There has been no reserve for obsolescence of inventory and inventory is only removed upon use. The Company includes in its Cost of Revenues its costs of materials as well as other direct costs in the delivery of its materials to the warehouse and products to its customers as well as freight and other costs. When the Company commences the conversion process they will also include the work in process inventory and finished goods in its inventory.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets

Impairment of Excess Purchase Price over Net Assets Acquired (Goodwill and Other Long-Term Assets) – The Company determines impairment by comparing the fair value of the goodwill, using the undiscounted cash flow method, with the carrying amount of that goodwill. The Company recognized goodwill in the amount of $5,148,377 as a result of the Magic Bright Limited acquisition on March 30, 2011.  ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with ASC 350. ASC 350 also requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC 360, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  The Company’s assessment for impairment of assets involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, and considers year-end the date for its annual impairment testing, unless information during the year becomes available that requires an earlier evaluation of impairment testing.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of March 31, 2011, no additional accrual for income taxes is necessary.

Recent Issued Accounting Standards

In September 2006, ASC issued 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 is not expected to have a material impact on the condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

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

In December 2007, the ASC issued ASC 810-10-65, Noncontrolling Interests in Condensed Consolidated Financial Statements. ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

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
MARCH 31, 2011 AND 2010 (UNAUDITED)

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

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.

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
MARCH 31, 2011 AND 2010 (UNAUDITED)

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

NOTE 3-	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 25,000,000 shares of $0.001 par value stock authorized. The Company had not issued preferred stock until March 30, 2011 when they issued 1,000,000 shares of preferred stock to the shareholders of Magic Bright to complete the Magic Bright acquisition.

Common Stock

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

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 3-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED

Common Stock (Continued)

During the first three months ended March 31, 2011, the Company issued 131,250 shares of common stock with a fair value of $98,750 (100,000 shares valued at $.80 and 31,250 shares valued at $.60) for professional services.  The Company also issued 184,000 shares of common stock with a fair value of $104,880 (valued at $.57 per share) to employees of Magic Bright Limited as a condition for the acquisition of Magic Bright.

As of March 31, 2011, there were 63,832,008 shares issued and outstanding.

Warrants

On January 24, 2011, the Company issued 190,000 warrants to the investors who subscribed to the Secured Debenture financing. These warrants are five-year warrants to purchase an aggregate of 190,000 shares of common stock at an exercise price of $0.40 per share, which may be exercised on a cashless basis.

The value of these warrants was $123,120 at inception which represents the debt discount on the Secured Debentures issued on January 24, 2011. The debt discount will be amortized over the life of the debt which is six months.

In addition, the Company issued 19,000 five-year warrants to the brokers as commission on the Secured Debenture transaction. These warrants carry the same term as the investor warrants. The value of these warrants was $18,242 and were reflected as loan fees in statement of operations for the three months ended March 31, 2 011.

The following is a breakdown of the warrants:

	Exercise	Date
Warrants	Price	Issued	Term
190,000	$0.40	1/24/2011	5 years
19,000		1/24/2011	5 years
209,000

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 4-	LOAN PAYABLE – RELATED PARTY

The Company had an unsecured, loan payable in the form of a line of credit with their CEO. The CEO had provided a line of credit up to $200,000 at 4% interest per annum to the Company to cover various expenses and working capital infusions until the Company can be funded. This loan was extended from the original due date of December 31, 2009 to December 31, 2010 and the amount was increased from $200,000 to $1,000,000. This loan has been extended again to December 31, 2011.  The CEO has advanced $1,224,856 from inception through March 31, 2011 and the Company repaid $908,860 of these advances.  The Company converted $754,377 of these advances into shares of common stock on May 11, 2010 at a $1 per share. The remaining principal under this loan due as of March 31, 2011 is $311,296.  $18,735 of interest is accrued the loan at March 31, 2011. The Company anticipates the CEO to convert the balance of these advances into common stock sometime in the future.

NOTE 5-	LOAN PAYABLE – OTHER

The Company received $215,000 on March 31, 2010 and an additional $35,000 on April 9, 2010 from HE Capital, SA as a loan.    These notes accrue interest at 8% annually. The Company accrued interest of $2,111 on the loans through May 11, 2010.  These amounts were converted into shares of common stock at a $1 per share.

On August 6, 2010, HE Capital, S.A. loaned the Company $100,000 and loaned the Company an additional $50,000 on September 13, 2010.  These loans are for one year and have an annual interest rate of 8%. The loans were used for operations of the Company during its development stage.

On October 13, 2010, HE Capital, S.A. loaned the Company $22,500.  This loan is for one year and has an annual 8% interest rate.  This loan was used to pay fees in connection with the equipment lease signed with Naranza Capital Partners LLC.

On December 3, 2010, HE Capital S.A. loaned the Company $170,000.  This loan is for one year and has an annual 8% interest rate.  This loan was used to pay the first and last lease payments on the Naranza Capital Partners LLC equipment lease (see Note 10).

On December 3, 2010, HE Capital S.A. loaned the Company $20,000.  This loan is for one year and has an annual 8% interest rate.  This loan was used to pay additional fees on the Naranza Capital Partners LLC equipment lease (see Note 11).   An addendum was agreed to by the Company and HE Capital on February 10, 2011 to increase this loan amount to an incremental amount not to exceed $500,000.  The balance of this loan amount at March 31, 2011 was $462,000. $300,000 of this amount was the cash payment needed in the closing of the Magic Bright Limited acquisition on March 30, 2011 (see Note 7).  The remainder of $142,000 was used in the Company for working capital.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 5-	LOAN PAYABLE – OTHER (CONTINUED)

The total balance outstanding with HE Capital at March 31, 2011 is $804,500. Interest incurred for the three months ended March 31, 2011 and 2010 were $8,590 and $0, and interest accrued through March 31, 2011 on these HE Capital notes is $15,378.

The Company also entered into a loan payable with an individual in the amount of $20,000 at 10% due on demand. The Company repaid $10,000 of this note on August 10, 2010.  As of March 31, 2011 the loan still has an outstanding balance of $10,000.  On April 13, 2011 the Company made a $2,500 payment toward the principal and accrued interest. Interest expense for the three months ended March 31, 2011 and 2010, was $247 and $192, respectively. Accrued interest as of March 31, 2011 was $1,551.

On March 31, 2011, the Company signed a Promissory Note in the amount of $50,000 from JDS Squared.  The proceeds were not received until April 5, 2011 in exchange for the Note.

The note was recorded on the books on the date received.  The note calls for interest in the amount of five percent (5%) per annum from the date of issue until due on September 30, 2011.  The Company has the right to prepay the note with interest anytime following the issue date of the note.    The funds were used for working capital.

NOTE 6-	SECURED DEBENTURES

On January 24, 2011, the Company entered into a series of securities purchase agreements with accredited investors (the “Investors”), pursuant to which the Company sold an aggregate of $380,000 in 12% secured debentures (the “Debentures”). Legend Securities, Inc. a broker dealer which is a member of FINRA, received a commission of $45,600 and 19,000 warrants at an exercise price of $0.40 in connection with the sale of the Debentures. The Debentures are due at the earlier of 6 months from the date of issuance or upon the Company receiving gross proceeds from subsequent financings in the aggregate amount of $1,000,000. The Debentures bear interest at the rate of 12% per annum, payable upon maturity. The Debentures are secured by the assets of the Company pursuant to security agreements entered into between the Company and the Investors.

The Company also issued to the Investors five-year warrants to purchase an aggregate of 190,000 shares of common stock at an exercise price of $0.40, which may be exercised on a cashless basis.

The Company as of March 31, 2011, raised $380,000 from the investors.

Interest on these notes for the three months ended March 31, 2011 was $11,067 and accrued as of March 31, 2011 (12%) was $13,717.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 6-	SECURED DEBENTURES (CONTINUED)

The $380,000 in proceeds from the financing transaction was allocated to the debt features and the warrants based upon their fair values.  The value of the warrants ($123,120) was recorded as a debt discount on the secured debentures. This discount will be amortized over the life of the secured debentures, six months. During the three months ended March 31, 2011, the Company amortized $40,496. After the discount, there was $256,880 of remaining value to be allocated to the note on the financial statements.

The estimated fair value of the 190,000 warrants to the investors at issuance on January 24, 2011 was $141,362 and has been classified as Additional Paid In Capital - Warrants on the Company’s condensed consolidated balance sheet. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model.

On October 22, 2010, the Company entered into an engagement for independent introducing agent services with Legend Securities, Inc. (“LSI”) where in LSI has agreed to introduce investors to the Company in the form of equity and/or debt.  In accordance with the agreement, LSI received 10% of the cash equivalent received by the Company as a fee and 2% of the cash equivalent as an expense allowance.  LSI received as compensation for this agreement, $39,600 in fees and expenses in 2010 and $6,000 on January 21, 2011 as well as 19,000 warrants valued at $18,242.

NOTE 7-	LOAN PAYABLE – ACQUISITION

As part of the acquisition of Magic Bright on March 30, 2011, the Company agreed to pay $1,000,000 in cash and $5,000,000 in the form of 1,000,000 preferred shares. At closing , the Company paid $300,000. They agreed to a payment schedule of $300,000 due on June 16, 2011; $200,000 on September 16, 2011; and $200,000 on December 16, 2011. The remaining $700,000 is non-interest bearing.

NOTE 8-	LOAN PAYBALE - BANK

The Company incurred in its acquisition of Magic Bright Limited on March 30, 2011 a bank debt to DBS Bank Limited of Hong Kong in the amount of $1,453,307 at an interest rate of .75 % above the Hong Kong prime rate.  Currently the prime rate is 5.25%., so the loan has an interest rate of 6% at March 31, 2011.  The note matures on November 18, 2015. The maturitites of the notes are as follows: For periods ending March 31: 2012 - $277,710; 2013 - $283,880; 2014 - $290,052; $296,224; and November 18, 2015 - $305,441.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 9-	PROVISION FOR INCOME TAXES

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

As of March 31, 2011, there is no provision for income taxes, current or deferred.

Net operating losses	$1,496,131
Valuation allowance	(1,496,131)

$-

At March 31, 2011, the Company had a net operating loss carry forward in the amount of $4,400,386, available to offset future taxable income through 2031.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended March 31, 2011 and 2010 is summarized below.

Federal statutory rate	(34.0)%
State income taxes, net of federal benefits	0.0
Valuation allowance	34.0
0%

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 10-              FAIR VALUE MEASUREMENTS

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

Level 3 inputs: Instruments with primarily unobservable value drivers.

NOTE 11-	COMMITMENTS

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

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 11-	COMMITMENTS (CONTINUED)

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

a)
Twelve (12) Plastic Reclamation Units (“PRU’s”) between January 1, 2010 and December 31, 2010; (as of March 31, 2011 no Units had been ordered.  Even though no units have been ordered as set forth in the agreement, Agilyx still recognizes the Company as having exclusive rights with no liability to Agilyx until the first order.  The Company expects to order their first units by the end of June 2011 as previously discussed)

b)	Twenty (20) PRU’s between January 1, 2011 and December 31, 2011; and
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

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 11-	COMMITMENTS (CONTINUED)

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

In January of 2011, the State of Wisconsin Investment Board indicated its interest to commit $5 million in a low interest loan to the Company for the purchase of a building in Sheboygan, Wisconsin to be used for the Sheboygan Plant.  As of March 31, 2011, the Company had not received a letter of commitment for financial assistance from the State of Wisconsin.

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

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 11-	COMMITMENTS (CONTINUED)

Employment Agreements (Continued)

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

Mr. Chartier relinquished voting rights to his 4,495,680 shares of common stock, giving Gary DeLaurentiis (the Company’s Chief Executive Officer and Chairman) the proxy to vote such shares, in consideration for which the Company agreed to issue Mr. Chartier 25,000 shares of common stock (the “Proxy Transfer Shares”).  Mr. Chartier provided the Company a right of first refusal on any proposed sale of the JC Shares, LL Transfer Shares, Proxy Transfer Shares, and an additional 25,000 shares the Company agreed to issue to Mr. Chartier as partial reimbursement for $30,000 of outstanding expenses. The Company agreed to issue and/or caused the transfer of an additional 50,000 shares of common stock for Mr. Chartier as severance.  Mr. Chartier provided a general release.

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

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 11-	COMMITMENTS (CONTINUED)

Lease Agreements – Riverbank (Continued)

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

The Company will recognize the assets and the obligation under the capital lease at the time that Naranza Capital Partners honors the commitment and places the order of the equipment and installs the equipment. The deposits are recognized as non-current assets on the Company’s consolidated balance sheets at March 31, 2011.    As of March 31, 2011, the equipment had not been ordered for shipment.  On April 1, 2011, a Demand Letter was sent to Naranza Capital Partners for the return of the Company’s deposit.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 11-	COMMITMENTS (CONTINUED)

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

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 11-	COMMITMENTS (CONTINUED)

Riverbank Site (Continued)

This Letter of Intent from Ravago has the potential to save the Company millions of dollars for the purchase of compounding equipment, operations and maintenance of the equipment as well as provides the Company a Sales and Marketing Department. The Letter of Intent, if executed will make Ravago the Company’s only customer for its compound material. The Company met with executives of Ravago on February 23, 2011 and negotiated the final agreement between Ravago and the Company.  The Company is working towards executing this agreement by the end of June, 2011.

NOTE 12-	ACQUISITION

Magic Bright Transaction

During the third quarter of 2010, the Company issued a Letter of Intent to explore the possibility of purchasing a Hong Kong based Trading Company, Magic Bright Limited  (Magic Bright), for stock and cash.   The company is a plastics brokerage company brokering waste plastic in Europe and Asia. On February 14, 2011, the Company entered into a securities purchase agreement with Magic Bright Pursuant to the Purchase Agreement, the Company agreed to purchase, and the Stockholders (Sellers) of Magic Bright agreed to sell, all of the issued shares of Magic Bright (the “Ordinary Shares”), subject to the terms and conditions therein.  Company agreed to pay to the Sellers, in consideration for the Ordinary Shares, an aggregate purchase price of $6,000,000, consisting of $1,000,000 in cash (the “Cash Consideration”) and $5,000,000 in securities. The Cash Consideration will be payable as follows: (i) $300,000 on the closing date; (ii) $300,000 on June 16, 2011; (iii) $200,000 on September 16, 2011; and (iv) $200,000 on December 16, 2011. The $5,000,000 in securities will be payable in the form of 1,000,000 shares of Magic Bright Acquisition Series Convertible Preferred Stock (with a stated value of $5.00 per share), which the Company shall issue to the Sellers on the closing date.  The Company agreed to use its reasonable best efforts to obtain at least $3,000,000 in net proceeds from financings and allocate such net proceeds towards the business and operations of Magic Bright by way of interest free loans from the Company to Magic Bright within the period of 15 months from the closing.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 12-	ACQUISITION (CONTINUED)

Magic Bright Transaction (Continued)

The Company acquired the following assets and assumed the following liabilities in the acquisition of Magic Bright:

Cash	$54,378
Accounts receivable	367,038
Inventory	1,293,118
Prepaid expenses and other assets	378,504
Fixed assets	1,739,560
Accounts payable and accrued expenses	(1,410,137)
Deferred tax liability	(13,923)
Long-term bank debt	(1,452,035)

Total of assets and liabilities acquired	$956,503

Consideration paid for acquisition of Magic Bright	$6,104,880

Value of Goodwill	$5,148,377

As of March 31, 2011, there is no impairment on the goodwill.

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

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 12-	ACQUISITION (CONTINUED)

Magic Bright Transaction (Continued)

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

On March 25, 2011, the Company entered into Amendment No. 2 to Securities Purchase Agreement, dated as of February 14, 2001, among the Company, Magic Bright Limited, a Hong Kong corporation and the members of Magic Bright.  Pursuant to the Amendment, the deadline for the closing of the acquisition by the Company of the issued shares of Magic Bright under the Purchase Agreement was extended from March 25, to March 30, 2011.  Magic Bright Limited became a subsidiary of the Company on March 30, 2011 when the transaction closed.

NOTE 13-	SUBSEQUENT EVENTS

On April 8, 2011, Green EnviroTech Holdings Corp. (the “Company”) entered into an investment agreement with Centurion Private Equity, LLC (“Centurion”). Pursuant to the Investment Agreement, Centurion agreed to purchase from the Company, from time to time in the Company’s sole discretion (subject to the conditions set forth therein), for a period of up to 24 months commencing on the effective date of the registration statement to be filed by the Company for resale of the shares of common stock issuable under the Investment Agreement, but in no event extending beyond the date that is 30 months from April 8, 2011, up to $5,000,000 in the Company’s common stock.

The Company issued to Centurion 290,641 shares of common stock as a commitment fee and 31,250 shares of common stock as a due diligence/legal and administrative fee.

Pursuant to a registration rights agreement between the Company and Centurion entered into in connection with the Investment Agreement, the Company agreed to file a registration statement for the resale of not less than the maximum number of shares of common stock allowable pursuant to Rule 415 under the Securities Act of 1933, as amended, issuable under the Investment Agreement (including the Commitment Shares and the Fee Shares), within 60 days of execution of the Investment Agreement, and to have such registration statement declared effective by the Securities and Exchange Commission (the “SEC”) within 120 days of execution of the Investment Agreement (or 150 days if such registration statement is reviewed by the SEC).

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 13-              SUBSEQUENT EVENTS (CONTINUED)

The purchase price for the shares of common stock sold under the Investment Agreement will be equal to the lesser of (i) 97% of the “Market Price” for such Put, defined as average of the lowest 3 daily volume weighted average prices for the 15 trading days immediately following the “Put Date” date specified by the Company in any “Put Notice” in which the Company is deemed to provide notice of a sale of common stock under the Investment Agreement or (ii) the Market Price for such Put minus $0.01, but shall in no event be less than the Company Designated Minimum Put Share Price (as defined in the Investment Agreement) for such Put.

The maximum amount of common stock that Centurion shall be obligated to purchase with respect to any single closing under the Investment Agreement will be the lesser of (i) 2,000,000 shares, (ii) 15% of the sum of the aggregate daily reported trading volume in the Company’s common stock for all Evaluation Days (as defined in the Investment Agreement) in the Pricing Period (as defined in the Investment Agreement), excluding any block trades that exceed 20,000 shares of common stock, (iii) the number of Put Shares (as defined in the Investment Agreement) which, when multiplied by their respective Put Share Prices (as defined in the Investment Agreement), equals the Maximum Put Dollar Amount (as defined in the Investment Agreement), and (iv) such amount which would cause Centurion’s beneficial ownership of the Company’s common stock to exceed 4.9%.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.  This information was included in the 8-K filed on April 14, 2011.

On April 12, 2011, the Company received $53,000 from Asher Enterprises, Inc. in exchange for a Convertible Promissory Note.  The note calls for interest in the amount of eight percent (8%) per annum from the date of issue until due on January 12, 2012.  The Company has the right to prepay the note with interest anytime after sixty (60) days following the issue date of the note.  The Company has to issue a prepayment notice within three (3) trading days prior to the prepayment date.  The prepayment amount is one hundred twenty-five percent (125%) of the principal balance.  Asher Enterprises, Ins. has the right to convert the note or any part of the unpaid principal balance of the note into common shares of the Company anytime after one hundred eighty (180) days following the issue date of the note.  The conversion price is sixty three percent (63%) of the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.  The funds were used for working capital.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010 (UNAUDITED)

NOTE 13-              SUBSEQUENT EVENTS (CONTINUED)

On April 22, 2011, the Company signed a Letter of Intent with Mosaic Capital LLC (Mosaic) wherein Mosaic will act as the Company’s financial advisor and will assist the Company with providing growth capital for the Company’s subsidiary Magic Bright.  Mosaic will also assist with raising growth capital for the Company overall in the range of up to $15,000,000.  The term of the agreement is until the satisfaction of the funding or until 30-day written notice of termination by either party.

On April 27, 2011, the Company received $42,500 from Asher Enterprises, Inc. in exchange for a Convertible Promissory Note.  The note calls for interest in the amount of eight percent (8%) per annum from the date of issue until due on January 12, 2012.  The Company has the right to prepay the note with interest anytime after sixty (60) days following the issue date of the note.  The Company has to issue a prepayment notice within three (3) trading days prior to the prepayment date.  The prepayment amount is one hundred twenty-five percent (125%) of the principal balance.  Asher Enterprises, Ins. has the right to convert the note or any part of the unpaid principal balance of the note into common shares of the Company anytime after one hundred eighty (180) days following the issue date of the note.  The conversion price is sixty one percent (61%) of the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.  The funds were used for working capital.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

 Statements in this quarterly report on Form 10-Q may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this quarterly report on Form 10-Q, including the risks described under “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this quarterly report on Form 10-Q.

Corporate History

            Green EnviroTech Holdings Corp. (formerly known as Wolfe Creek Mining, Inc. and referred to herein as (the “Company”)), was incorporated in the State of Delaware on June 26, 2007. On November 20, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Green EnviroTech Acquisition Corp., a Nevada corporation, and Green EnviroTech Corp. (“Green EnviroTech”), a waste plastics recovery, separation, cleaning, and recycling company. Green EnviroTech is a Nevada corporation formed on October 6, 2008 under the name EnviroPlastics Corporation.  On October 21, 2009, Enviroplastics Corporation changed its name to Green EnviroTech Corp.  On July 20, 2010, the Company filed an amendment to its certificate of incorporation with the secretary of state of Delaware to  (i) change its name from Wolfe Creek Mining, Inc. to Green EnviroTech Holdings Corp.  and (ii)  to increase its total authorized common shares to 250,000,000 common shares.

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

The Company’s common stock trades on the OTCBB under the symbol GETH effective May 10, 2011.

            On December 4, 2009, the Company formed Green EnviroTech Wisconsin, Inc., (“GET WISC”) a Wisconsin corporation, in anticipation of opening a plant in Wisconsin. As of March 31, 2011, the Company is in discussions regarding the acquisition of a plant location in Sheboygan, Wisconsin.
On August 9, 2010, the Company formed Green EnviroTech Riverbank, Inc., (“GETRB”) a California corporation, in anticipation of opening the Riverbank, CA plant. The Company is currently leasing space in Riverbank, CA and the corporate office is located there.

References hereinafter to “Green EnviroTech”, “we”, “us”, “our” and similar words refer to the Company and its wholly-owned subsidiaries.

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

Effective March 30, 2011, the Company closed on the acquisition of the issued shares of Magic Bright in accordance with the terms of the Purchase Agreement. Magic Bright was founded in 2000 and is principally engaged in the trading of waste plastic material in the People’s Republic of China (the “PRC”) and Hong Kong. Its principal place of business is located at 18th Floor, 27 Lock Road, Tsim Sha Tsui, Kowloon, Hong Kong.

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

The Company acquired the following assets and assumed the following liabilities in the acquisition of Magic Bright:

Cash	$54,378
Accounts receivable	367,038
Inventory	1,293,118
Prepaid expenses and other assets	378,504
Fixed assets	1,739,560
Accounts payable and accrued expenses	(1,410,137)
Deferred tax liability	(13,923)
Long-term bank debt	(1,452,035)

Total of assets and liabilities acquired	$956,503

Consideration paid for acquisition of Magic Bright	$6,104,880

Value of Goodwill	$5,148,377

As of March 31, 2011, there is no impairment on the goodwill. (Magic Bright financial information for the nine months ended December 31, 2011 will be included in an amendment to the Company's 8-K filed with the SEC on April 1,2011.)

Overview of Our Business

We are a development stage waste plastics recovery, separation, cleaning, and recycling company. We intend to supply recycled commercial plastics to industries such as the automotive and consumer products industries, and plan to construct large-scale plastics recycling facilities near automotive shredder locations nationwide. Operating with large national metal recycling partners, the Company, using a patent-pending process developed in conjunction with Thar Process, Inc., and Ergonomy LLC, will produce recycled commercial grade plastics ready to be re-introduced into commerce.  Additionally, with other strategic partners, we will convert waste and scrap plastic (both from its own processing and from other sources) into high-value energy products, including synthetic oil.

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

Critical Accounting Policy and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2010, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2011.

Results of Operations

Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010

Revenues

We had $34,505 in revenues for the three months ended March 31, 2011, as compared to revenues of $0 for the three months ended March 31, 2010.  These revenues for the first three months were from one day of operations associated with the Company’s new foreign subsidiary, Magic Bright, acquired on March 30, 2011.  The Company had no revenues from October 6, 2008 (inception) through March 30, 2011, the date of acquisition of Magic Bright.

Cost of Revenues

For the three months ended March 31, 2011, we had $11,759 in total cost of revenues compared to $0 for the three months ended March 30, 2010.

Operating Expenses

The wages and professional fees for the three months ended March 31, 2011 were $322,497 as compared to $347,626 for the three months ended March 31, 2010. The wages and professional fees for the three months ended March 31, 2011 included $116,992 in professional fees paid by issuing 131,250 shares of common stock.  Though there was a decrease of $25,129 in wages and professional fees, the Company still maintains its efforts in engineering and design related to the equipment and building projections and landfill testing concerning the Sheboygan, Wisconsin plant. The Company anticipates an increase in legal and accounting fees as a result of its acquisition on March 30, 2011 of Magic Bright Limited, its foreign subsidiary located in Hong Kong   Magic Bright is a waste plastics brokerage company brokering waste plastic in Europe and Asia.

The general and administrative expenses for the three months ended March 31, 2011 were $39,022 as compared to $10,439 for the three months ended March 31, 2010, an increase of approximately 274%. This increase of $28,583 was the result of an increase in travel, entertainment, advertising and marketing concerning the promotion of the company.

Non-Operating Expenses

The non operating expenses for the three months ended March 31, 2011 were $63,538 as compared to $11,293 for the three months ended March 31, 2010, an increase of 463%.  The increase of $52,245 in non operating expenses was the result of the interest incurred on the working capital notes the Company incurred since inception through March 31, 2011 in the amount of $23,042 as compared to $11,293 in interest for the three months ended March 31, 2010.  The increase was also a result of the Company amortizing $40,496 of the debt discount assigned to the warrants issued with the debentures the Company sold to accredited investors on January 24, 2011.  The total amount of the debt was $380,000 of which $123,120 was assigned to the warrants as a debt discount.

As a result of the above, the Company had a net loss of $402,311 for the three months ended March 31, 2011 compared to $369,358 for the three months ended March 31, 2010.

 Liquidity and Capital Resources

Green EnviroTech Holdings Corp on March 31, 2011 had a balance of cash in the bank in the amount of $76,300. The Company had accounts receivable in the amount of $387,048, Inventory in the amount of $1,316,313, and other current assets in the amount of $139,596. The Company had accounts payable to vendors and accrued expenses in the amount of $2,025,120.

The Company had an unsecured, loan payable in the form of a line of credit with its CEO. The CEO had provided a line of credit up to $200,000 at 4% interest per annum to the Company to cover various expenses and working capital infusions until the Company can be funded. This loan was extended from the original due date of December 31, 2009 to December 31, 2010 and the amount was increased from $200,000 to $1,000,000. This loan has been extended again to December 31, 2011.  The CEO has advanced $1,224,856 from inception through March 31, 2011 and the Company repaid $908,860 of these advances.  The Company converted $754,377 of these advances into shares of common stock on May 11, 2010 at $1 per share. The remaining principal under this loan due as of March 31, 2011 is $311,296.  $18,735 of interest is accrued the loan at March 31, 2011. The Company anticipates the CEO to convert the balance of these advances into common stock sometime in the future.

The Company received $215,000 on March 31, 2010 and an additional $35,000 on April 9, 2010 from HE Capital, SA as a loan.    These notes accrue interest at 8% annually. The Company accrued interest of $2,111 on the loans through May 11, 2010.  These amounts were converted into shares of common stock at a $1 per share.

On August 6, 2010, HE Capital, S.A. loaned the Company $100,000 and loaned the Company an additional $50,000 on September 13, 2010.  These loans are for one year and have an annual interest rate of 8%. The loans were used for operations of the Company during its development stage.

On October 13, 2010, HE Capital, S.A. loaned the Company $22,500.  This loan is for one year and has an annual 8% interest rate.  This loan was used to pay fees in connection with the equipment lease signed with Naranza Capital Partners LLC.

On December 3, 2010, HE Capital S.A. loaned the Company $170,000.  This loan is for one year and has an annual 8% interest rate.  This loan was used to pay the first and last lease payments on the Naranza Capital Partners LLC equipment lease.

The total balance outstanding with HE Capital at March 31, 2011 is $804,500. Interest incurred for the three months ended March 31, 2011 and 2010 were $8,590 and $0, and interest accrued through March 31, 2011 on these HE Capital notes is $15,378.

The Company also entered into a loan payable with an individual in the amount of $20,000 at 10% due on demand. The Company repaid $10,000 of this note on August 10, 2010.  As of March 31, 2011 the loan still has an outstanding balance of $10,000.  On April 13, 2011 the Company made a $2,500 payment toward the principal and accrued interest. Interest expense for the three months ended March 31, 2011 and 2010, was $247 and $192, respectively. Accrued interest as of March 31, 2011 was $1,551.

On October 22, 2010, the Company entered into an engagement for independent introducing agent services with Legend Securities, Inc. (“LSI”) where in LSI has agreed to introduce investors to the Company in the form of equity and/or debt.  In accordance with the agreement, LSI received 10% of the cash equivalent received by the Company as a fee and 2% of the cash equivalent as an expense allowance.  LSI received as compensation for this agreement, $39,600 in fees and expenses in 2010 and $6,000 on January 21, 2011 as well as 19,000 warrants valued at $18,242.

On January 24, 2011, the Company entered into a series of securities purchase agreements with accredited investors (the “Investors”), pursuant to which the Company sold an aggregate of $380,000 in 12% secured debentures (the “Debentures”). Legend Securities, Inc. a broker dealer which is a member of FINRA, received a commission of $45,600 and 19,000 warrants at an exercise price of $0.40 in connection with the sale of the Debentures. The Debentures are due at the earlier of 6 months from the date of issuance or upon the Company receiving gross proceeds from subsequent financings in the aggregate amount of $1,000,000. The Debentures bear interest at the rate of 12% per annum, payable upon maturity. The Debentures are secured by the assets of the Company pursuant to security agreements entered into between the Company and the Investors.

The Company also issued to the Investors five-year warrants to purchase an aggregate of 190,000 shares of common stock at an exercise price of $0.40, which may be exercised on a cashless basis.

The Company as of March 31, 2011, raised $380,000 from the investors.

Interest on these notes for the three months ended March 31, 2011 was $11,067 and accrued as of March 31, 2011 (12%) was $13,717.

The $380,000 in proceeds from the financing transaction was allocated to the debt features and the warrants based upon their fair values.  The value of the warrants ($123,120) was recorded as a debt discount on the secured debentures. This discount will be amortized over the life of the secured debentures, six months. During the three months ended March 31, 2011, the Company amortized $40,496. After the discount, there was $256,880 of remaining value to be allocated to the note on the financial statements.

The estimated fair value of the 190,000 warrants to the investors at issuance on January 24, 2011 was $141,362 and has been classified as Additional Paid In Capital - Warrants on the Company’s condensed consolidated balance sheet. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model.

The Company incurred in its acquisition of Magic Bright Limited on March 30, 2011 a bank debt to DBS Bank Limited of Hong Kong in the amount of $1,453,307 at an interest rate of .75 % above the Hong Kong prime rate.  Currently the prime rate is 5.25%., so the loan has an interest rate of 6% at March 31, 2011. The note matures on November 18, 2015. The maturities of the notes are as follows: For periods ending March 31: 2012 - $277,710; 2013 - $283,880; 2014 - $290,052; $296,224; and November 18, 2015 - $305,441.

On March 31, 2011, the Company issued a Promissory Note in the amount of $50,000 to JDS Squared.  The proceeds were received on April 5, 2011 in exchange for the Note.

The note was recorded on the books on the date received.  The note calls for interest in the amount of five percent (5%) per annum from the date of issue until due on September 30, 2011.  The Company has the right to prepay the note with interest anytime following the issue date of the note.    The funds were used for working capital.

            Cash provided by financing activities for the three months ended March 31, 2011 was $498,600 as compared to $$356,316 for the three months ended March 31, 2010. This increase of $142,284 resulted from an increase in loans from others $407,000 and a decrease in loans from related parties $(314,716), plus $50,000 received in secured debentures.

During 2011, we expect our travel expenses to increase during our negotiations to implement our business plan.  We know our legal and accounting costs will increase as a result of the acquisition of our foreign entity, Magic Bright.  The costs for public filings as a public company will increase as well.  This increase in expenses will continue to impact our liquidity and we will need to obtain funds to pay for these costs.

We hope to obtain significant revenues from future operations of Magic Bright. (Magic Bright financial information for the nine months ended December 31, 2011 will be included in an amendment to the Company's 8-K filed with the SEC on April 1, 2011.) We will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities.  However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

We had cash of $76,300 as of March 31, 2011. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably. As previously stated, the Company expects increases in the legal and accounting costs and costs to obtain funding.   The Company anticipates an increase in travel and other working capital costs to increase during and after completing the negotiations to cover the costs to expand Magic Bright and to get the Riverbank Plant up and running.  The Riverbank facility is expected to get underway before the end of the year.  The Company is also in negotiations for the funding of its Sheboygan, Wisconsin facility.  These negotiations are close to completion.

We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, directors and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all.  If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, directors and principal shareholders are not committed to contribute funds to pay for our expenses.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for a smaller reporting company.

Item 4T.Controls and Procedures.

Evaluation of Disclosures and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings to which the Company or any of its property is the subject.

Item 1A. Risk Factors.

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 28, 2011, we issued 100,000 shares of common stock for legal services. We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved)

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green EnviroTech Holdings Corp.

Date: May 16, 2011	By:	/s/ Gary DeLaurentiis
Gary DeLaurentiis
Chief Executive Officer (principal executive officer)

Date: May 16, 2011	By:	/s/ Wayne Leggett
Wayne Leggett
Chief Financial Officer (principal financial officer, principal accounting officer)