Form 10-Q
period 2011-06-30
GREEN ENVIROTECH HOLDINGS CORP.
filed 2012-03-28
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Yes ☐ No ☒

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; 175,223,313 shares of common stock are issued and outstanding as of March 22, 2012.

2

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

3

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Financial Statements:
Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	F - 2
Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited) For the Six Months and Three Months Ended June 30, 2011 and 2010 and Period October 6, 2008 (Inception) through June 30, 2011	F - 3
Condensed Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2011 and 2010 and Period October 6, 2008 (Inception) through June 30, 2011	F - 4
Notes to Condensed Consolidated Financial Statements	F - 5

F - 1

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN US$)

	(Unaudited)
	June 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash	$2,971	$26,184
Inventory	15,496	15,496
Other current assets	33,100	5,000
Total current assets	51,567	46,680

Fixed Assets
Plant Equipment	125,000	120,000
Construction in progress	113,929	113,929
	238,929	233,929
Other Assets:
Deposits	261,390	263,990
	261,390	263,990

TOTAL ASSETS	$551,886	$544,599

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$902,623	$528,914
Secured debentures payable, net of discount of $20,862 and $0, respectively	359,138	330,000
Loan payable - other	1,016,250	372,500
Derivative liability	107,507	-
Loan payable - related party	299,996	304,696
Total current liabilities	2,685,514	1,536,110

TOTAL LIABILITIES	2,685,514	1,536,110

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized,
69,843,313 and 63,516,758 shares issued and outstanding	69,843	63,517
(4,790,081 shares are held in reserve but are in issued and outstanding)
Additional paid in capital	3,620,939	3,130,753
Additional paid in capital - warrants	380,665	-
Accumulated deficit	(6,205,075)	(4,185,781)
Total stockholders' equity (deficit)	(2,133,628)	(991,511)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$551,886	$544,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

F - 2

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS (UNAUDITED)

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2011 AND 2010

	IN US$
					OCTOBER 6, 2008
					(INCEPTION)
	SIX MONTHS	SIX MONTHS	THREE MONTHS	THREE MONTHS	THROUGH
	JUNE 30, 2011	JUNE 30, 2010	JUNE 30, 2011	JUNE 30, 2010	JUNE 30, 2011

REVENUE	$1,950	$-	$-	$-	$1,950

COST OF REVENUES	12,085	-	8,523	-	17,387

GROSS PROFIT	(10,135)	-	(8,523)	-	(15,437)

OPERATING EXPENSES
Wages and professional fees	703,996	720,282	498,491	372,656	1,962,720
Professional fees - common stock issued and warrants issued	341,632	2,130,000	224,640	2,130,000	2,527,649
General and administrative	280,310	105,509	242,087	95,070	733,950
Total operating expenses	1,325,938	2,955,791	965,218	2,597,726	5,224,319

NON-OPERATING EXPENSES
Amortization of debt discount	102,258	-	61,762		102,258
Interest expense	176,084	12,692	153,042	1,399	229,980
Total non-operating expenses	278,341	12,692	214,803	1,399	332,237

NET (LOSS) FROM OPERATIONS	(1,614,414)	(2,968,483)	(1,188,544)	(2,599,125)	(5,571,993)

DISCONTINUED OPERATIONS:
Gain on disposal of discontined operations	(429,066)	-	(429,066)	-	(429,066)
Income from discontined operations	24,186	-	24,186	-	24,186
Total loss from discontinued operations	(404,880)	-	(404,880)	-	(404,880)

NET (LOSS)	$(2,019,294)	$(2,968,483)	$(1,593,424)	$(2,599,125)	$(5,976,873)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	65,364,816	60,856,900	67,150,572	61,704,487	61,771,788

NET (LOSS) PER SHARE	$(0.02)	$(0.05)	$(0.02)	$(0.04)	$(0.10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

F - 3

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH JUNE 30, 2011

IN US$

			(Unaudited)
			OCTOBER 6, 2008
	Unaudited	Unaudited	(INCEPTION)
	SIX MONTHS ENDED	SIX MONTHS ENDED	THROUGH
	June 30, 2011	June 30, 2010	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,019,294)	$(2,968,483)	$(5,976,873)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Common stock issued for services, net of cancelations, including shares issued for loss on disposal of discontinued operations ($104,880)	446,512	2,130,000	2,632,529
Warrants issued as loan fees to brokers	257,548	-	257,548
Amortization of debt discount	102,257	-	102,257
Fair value change in derivative liability	107,506	-	107,506
Loss on disposal of discontined operations	324,186		324,186
Income from discontined operations	(24,186)		(24,186)

Change in assets and liabilities
(Increase) in inventory	-	-	(15,496)
(Increase) in deposits and other current assets	(25,500)	-	(294,490)
Increase in accounts payable and accrued expenses	373,708	322,635	904,734
Total adjustments	1,562,031	2,452,635	3,994,588
Net cash (used in) operating activities	(457,263)	(515,848)	(1,982,285)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures related to purchase of equipment for Riverbank Plant			(120,000)
Expenditures related to construction of building	(5,000)	(48,755)	(118,929)
Net cash (used in) investing activities	(5,000)	(48,755)	(238,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	50,000	-	80,000
Cash paid for acquisition of Magic Bright	(300,000)	-	(300,000)
Proceeds received from loan payable - related party	19,800	600,816	1,224,856
Payments on loan payable - related party			(145,983)
Proceeds received from loan payable - other	630,750	270,000	1,636,812
Proceeds received from secured debentures	135,500	-	135,500
Payments on loan payable - related party	(24,500)	-	(24,500)
Payments on loan payable - other	(72,500)	(300,000)	(382,500)
Net cash provided by financing activities	439,050	570,816	2,224,185

NET INCREASE IN CASH AND CASH EQUIVALENTS	(23,213)	6,213	2,971

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	26,184	23	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,971	$6,236	$2,971

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$176,084	$5,960	$216,110

NON-CASH SUPPLEMENTAL INFORMATION:
Stock issued for services	$446,512	$2,130,000	$2,632,529
Warrants issued as loan fees to brokers	$257,548	$-	$513,985
Conversion of loans payable for common stock	$-	$1,006,488	$1,006,488

Acquisition of Magic Bright for cash, debt and stock:
Acquired assets and liabilities:
Cash	$54,378	$-	$54,378
Accounts receivable	367,038	-	367,038
Inventory	1,293,118	-	1,293,118
Prepaid expenses and other current assets	378,504	-	378,504
Fixed assets	1,739,560	-	1,739,560
Goodwill	5,148,377	-	5,148,377
Accounts payable and accrued expenses	(1,410,137)	-	(1,410,137)
Deferred tax liability	(13,923)	-	(13,923)
Long-term debt	(1,452,035)	-	(1,452,035)
	$6,104,880	$-	$6,104,880

Consideration for acquisition:
Loan payable - acquisition	$700,000	$-	$700,000
Preferred stock	5,000,000	-	5,000,000
Common stock	104,880	-	104,880
	$5,804,880	-	$5,804,880

Cash paid for acquisition of Magic Bright	$300,000	$-	$300,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

F - 4

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

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

F - 5

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

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

Pursuant to the Purchase Agreement, Green EnviroTech agreed to purchase, and Agilyx (formally Plas2Fuel) agreed to sell and install, a twelve vessel waste plastic to oil recycling system (the “System”), for a purchase price of $5,595,645. Green EnviroTech agreed to pay the purchase price over five installments. On December 31, 2009, Agilyx (formally Plas2Fuel) issued a waiver to Green EnviroTech leaving it to the discretion of Green EnviroTech to implement the first installment due date before the equipment would be shipped. As of June 30, 2011, the first installment date had not been determined.

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

JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Pursuant to the License Agreement, Agilyx (formally Plas2Fuel) agreed to grant Green EnviroTech a limited license to use Agilyx (formally Plas2Fuel)’s proprietary technology and information in connection with operation of the System at Green EnviroTech’s facilities, for a license fee of 10% of Net Oil Revenue. On May 18, 2010, the License Agreement was amended to give Green EnviroTech an exclusive provisional right to the Auto Shredder Residue (“ASR”) market within North America. The right expires on January 1, 2021. Agilyx (formally Plas2Fuel) excluded producers they are servicing on Exhibit A which indicated “none”. The exclusive right is contingent upon the Company purchasing from Agilyx (formally Plas2Fuel) and paying in full for Plastic Reclamation Units on a prearranged schedule as follows:

a)	Twelve (12) Plastic Reclamation Units (“PRU’s”) between January 1, 2010 and December 31, 2010; (As of June 30, 2011, no units had been ordered. Even though no units have been ordered as set forth in the agreement, Agilyx still recognizes the Company as having exclusive rights with no liability to Agilyx until the first order. It has not been determined when the Company expects to place the first order.
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

On August 9, 2010, the Company formed Green EnviroTech Riverbank, Inc., (“GETRB”) a California Corporation in anticipation of opening a plant in Riverbank, CA. Procedures toward development of the plant and acquisition of equipment are presently undetermined. GETRB was dissolved at midnight December 31, 2011. (See Note 15)

On March 30, 2011, the Company acquired Magic Bright Limited (“Magic Bright”), a Hong Kong Corporation. Magic Bright is a plastics brokerage company brokering waste plastic in Europe and Asia.

F - 7

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

During the quarter ended June 30, 2011, and thereafter, the Company was unable to receive from Magic Bright their financial records and support for the transactions as a result of the failure to make the first required note payment. The parties mutually agreed that due to the failure of the Company to be properly funded and make the required note payments as stipulated in the purchase agreement, that effective April 1, 2011, the agreement would be terminated.

As a result of this termination, the Company returned the stock of Magic Bright to the original shareholders, and Magic Bright shareholders forgave the remaining $700,000 owed by the Company as consideration for the acquisition and returned to the Company, the 1,000,000 shares of convertible preferred stock that were issued in the agreement. The Company agreed that the initial $300,000 paid by the Company as cash consideration for the acquisition would be retained by the sellers and agreed to let the Magic Bright shareholders keep the 184,000 shares of common stock issued to them on March 31, 2011. (See Notes 12 and 14).

On April 22, 2011, the Company signed a Letter of Intent with Mosaic Capital LLC (“Mosaic”) wherein Mosaic will act as the Company’s financial advisor and will assist the Company with providing growth capital for the Company. Mosaic will also assist with raising growth capital for the Company overall in the range of up to $15,000,000. The term of the agreement is until the satisfaction of the funding or until 30-day written notice of termination by either party. Mosaic is to receive a $20,000 cash retainer and $30,000 in warrants.

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

F - 8

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

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

The Company and the shareholders of Magic Bright determined that, as a result of the failure by the Company to pay $700,000 of the aggregate $1,000,000 of cash consideration payable by the Company for the acquisition, the Company was unable to obtain requisite financial statements for Magic Bright, and the purchase agreement for the acquisition would be terminated effective April 1, 2011. (See Note 14)

The Company has not generated revenues since inception and has generated losses totaling $5,737,570 for the period October 6, 2008 (Inception) through June 30, 2011 and needs to raise additional funds to carry out their business plan.

The Company has raised debt financing of $1,016,250 from non-related third parties through June 30, 2011 and $299,996 from the Company’s CEO through June 30, 2011. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue and expand operations.

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

F - 9

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Costs of maintenance and repairs will be charged to expense as incurred. The Company through June 30, 2011, incurred some engineering and design costs on a facility they are planning to build or purchase to refurbish. All of these costs are non-depreciable until the facility is in service.

F - 10

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

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

F - 11

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

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

	June 30,	June 30,
	2011	2010

Net loss	$(2,019,294)	$(2,968,483)

Weighted-average common shares outstanding (Basic)	65,364,816	60,856,900

Weighted-average common stock Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares outstanding (Diluted)	65,364,816	60,856,900

F - 12

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is valued at the lower of cost (on a first-in, first-out (FIFO) basis) or market. Inventory of $15,496 as of June 30, 2011 consists of the plastic raw materials that are awaiting conversion. This material is located at Green EnviroTech Riverbank, Inc. (GETRB). GETRB inventory has been accumulated in anticipation of opening the Riverbank facility. There has been no reserve for obsolescence of inventory and inventory is only removed upon use. The Company includes in its Cost of Revenues its costs of materials as well as other direct costs in the delivery of its materials to the warehouse and products to its customers as well as freight and other costs. When the Company commences the conversion process they will also include the work in process inventory and finished goods in its inventory. This inventory was sold on December 28, 2011. (See Note 15)

Goodwill and Other Intangible Assets

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

The goodwill that was recorded was offset by the return of the preferred shares and forgiveness of the remaining $700,000 note payable when the contract with Magic Bright was canceled effective April 1, 2011 when the Company disposed of this subsidiary. As a result, no goodwill remains as of June 30, 2011.

F - 13

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of June 30, 2011, no additional accrual for income taxes is necessary.

Recent Issued Accounting Standards

In May 2011, FASB issued Accounting Standards Update (ASU) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. FASB ASU 2011-04 amends and clarifies the measurement and disclosure requirements of FASB ASC 820 resulting in common requirements for measuring fair value and for disclosing information about fair value measurements, clarification of how to apply existing fair value measurement and disclosure requirements, and changes to certain principles and requirements for measuring fair value and disclosing information about fair value measurements. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

In June 2011, FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, which amends the disclosure and presentation requirements of Comprehensive Income. Specifically, FASB ASU No. 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in 1) a single continuous statement of comprehensive income or 2) two separate but consecutive statements, in which the first statement presents total net income and its components, and the second statement presents total other comprehensive income and its components. These new presentation requirements, as currently set forth, are effective for the Company beginning October 1, 2012, with early adoption permitted. The Company plans to adopt this amended guidance on October 1, 2012 and at this time does not anticipate that it will have a material impact on the Company’s results of operations, cash flows or financial position.

F - 14

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

In September 2011, FASB issued ASU 2011-08, Testing Goodwill for Impairment, which amended goodwill impairment guidance to provide an option for entities to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. After assessing the totality of events and circumstances, if an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, performance of the two-step impairment test is no longer required. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have any impact on the Company’s results of operations, cash flows or financial position.

There were other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3-	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 25,000,000 preferred shares of $0.001 par value stock authorized. The Company had not issued preferred stock until March 30, 2011 when they issued 1,000,000 shares of preferred stock to the shareholders of Magic Bright to complete the Magic Bright acquisition. The parties agreed effective April 1, 2011 to cancel the agreement. As a result of the cancelation, Magic Bright has returned the shares of stock issued in the transaction. (See Note 14). As of June 30, 2011, there are no shares of preferred stock issued and outstanding.

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

F - 15

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 3-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

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

During the three months ended March 31, 2011, the Company issued 131,250 shares of common stock with a fair value of $98,750 (100,000 shares valued at $.80 and 31,250 shares valued at $.60) for professional services. The Company also issued 184,000 shares of common stock with a fair value of $104,880 (valued at $.57 per share) to employees of Magic Bright Limited as a condition for the acquisition of Magic Bright.

During the three months ended June 30, 2011, the Company issued 597,250 shares of common stock with a fair value of $108,495 (250,000 shares valued at $.18 per share, 70,000 shares valued at $.15 per share, 177,250 shares valued at $.22 per share and 100,000 shares valued at $.14 per share) for professional services. The Company issued an additional 290,641 shares of common stock issued to Centurion Private Equity LLC for fees in connection with a funding agreement which is further explained in Note 13. (248,591 shares valued at $.50 per share and 42,050 shares valued at $.24 per share). The Company issued an additional 333,333 shares of common stock issued at a price of $.15 per share for working capital. The $50,000 from these common shares was used to reduce the note balance owed to HE Capital S.A. The Company issued an additional 4,790,081 shares of common stock placed into reserve as part of the agreement with Asher Enterprises Inc. concerning their notes which are further explained in Note 5. (These shares were valued at par value $.001 while in reserve)

F - 16

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 3-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

As of June 30, 2011, there were 69,843,313 shares issued and outstanding.

Warrants

On January 24, 2011, the Company issued 190,000 warrants to the investors who subscribed to the Secured Debenture financing. These warrants are five-year warrants to purchase an aggregate of 190,000 shares of common stock at an exercise price of $0.40 per share, which may be exercised on a cashless basis.

The value of these warrants was $123,120 at inception which represents the debt discount on the Secured Debentures issued on January 24, 2011. The debt discount will be amortized over the life of the debt which was six months. On July 21, 2011, the debt was extended an additional six months to a new due date of January 24, 2012. (See Note 15)

In addition, the Company issued 19,000 five-year warrants to the brokers as commission on the Secured Debenture transaction. These warrants carry the same term as the investor warrants. The value of the warrants was $18,242 and was reflected as loan fees in statement of operations for the six months ended June 30, 2011.

On April 22, 2011, the Company signed an Agreement with Mosaic Capital LLC wherein Mosaic will act as the Company’s financial advisor. Contained in Mosaic’s compensation package is a $30,000 fee payable in cashless warrants. Mosaic is to receive 142,857 warrants convertible into one (1) share of the Company’s common stock within five years from the date of the Agreement. These warrants were valued at $0.21 per share which was the value of the Company’s common share on the date of execution of the Agreement.

As of June 30, 2011, these warrants had not been issued. These warrants were issued on August 1, 2011. Please refer to Note 1 for more on the Mosaic Capital LLC Agreement.

On May 25, 2011, the Company issued to the CFO 1,500,000 common stock purchase warrants, exercisable on a cashless basis for three years at an exercise price of $0.01 per share. These warrants are restricted for six months from the date of issuance. The warrants were issued in consideration for deferring salary and as a discretionary bonus for 2009 and 2010. The value of these warrants was $239,303 at inception and this amount will be amortized over the exercise term of three years.

F - 17

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 3-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants (Continued)

The Following is a breakdown of the warrants:

190,000	$0.40	1/24/2011	5 Years
19,000	$0.00	1/24/2011	5 Years
1,500,000	$0.01	5/25/2011	3 Years

1,709,000

NOTE 4-	LOAN PAYABLE – RELATED PARTY

The Company had an unsecured, loan payable in the form of a line of credit with their CEO. The CEO had provided a line of credit up to $200,000 at 4% interest per annum to the Company to cover various expenses and working capital infusions until the Company can be funded. This loan was extended from the original due date of December 31, 2009 to December 31, 2010 and the amount was increased from $200,000 to $1,000,000. This loan has been extended again to December 31, 2011. The CEO has advanced $1,224,856 from inception through June 30, 2011 and the Company repaid $924,859 of these advances. The Company converted $754,377 of these advances into shares of common stock on May 11, 2010 at a $1 per share.

The remaining principal under this loan due as of June 30, 2011 is $299,996. $21,767 of interest is accrued on the loan at June 30, 2011. The Company anticipates the CEO to convert the balance of these advances into common stock sometime in the future.

NOTE 5-	LOAN PAYABLE – OTHER

The Company received $215,000 on March 31, 2010 and an additional $35,000 on April 9, 2010 from HE Capital, SA as a loan. These notes accrue interest at 8% annually. The Company accrued interest of $2,111 on the loans through May 11, 2010. These amounts were converted into shares of common stock at a $1 per share.

F - 18

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 5-	LOAN PAYABLE – OTHER (CONTINUED)

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

On December 3, 2010, HE Capital S.A. loaned the Company $20,000. This loan is for one year and has an annual 8% interest rate. This loan was used to pay additional fees on the Naranza Capital Partners LLC equipment lease (see Note 11). An addendum was agreed to by the Company and HE Capital on February 10, 2011 to increase this loan amount to an incremental amount not to exceed $500,000. The balance of this loan amount at June 30, 2011 was $480,750. $300,000 of this amount was the cash payment needed in the closing of the Magic Bright Limited acquisition on March 30, 2011 (see Note 7). The remainder of $180,750 was used in the Company for working capital.

On May 21, 2001, the Company and HE Capital S.A. agreed that the Company would issue 1,080,000 shares of its common stock to HE Capital S.A. to reduce $162,000 in debt owed by the Company to HE Capital S.A. As of June 30, 2011, the shares had not been issued.

On May 25, 2011, the Company reduced its debt to HE Capital S.A. by paying $50,000 in cash received from the sale of 333,333 shares of Common Stock of the Company.

The total balance of notes outstanding with HE Capital at June 30, 2011 is $823,250. Interest incurred for the six months ended June 30, 2011 and 2010 were $16,224. and $0, and interest accrued through June 30, 2011 on these HE Capital notes is $31,602. On December 1, 2011 $65,000 of these notes were exchanged for common stock of the Company. (See Note 15)

The Company also entered into a loan payable with an individual in the amount of $20,000 at 10% due on demand. The Company repaid $10,000 of this note on August 10, 2010. As of June 30, 2011 the loan still has an outstanding balance of $7,500.

On April 13, 2011 the Company made a $2,500 payment toward the principal. Interest expense for the six months ended June 30, 2011 and 2010, was $442 and $690, respectively. Accrued interest as of June 30, 2011 was $1,746.

F - 19

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 5-	LOAN PAYABLE – OTHER (CONTINUED)

On March 31, 2011, the Company signed a Promissory Note in the amount of $50,000 from JDS Squared. The proceeds were not received until April 5, 2011 in exchange for the Note. The note was recorded on the books on the date received. The note calls for interest in the amount of five percent (5%) per annum from the date of issue until due on September 30, 2011. The Company has the right to prepay the note with interest anytime following the issue date of the note. The funds were used for working capital. This note was exchanged for common stock of the Company on December 1, 2011. (See Note 15)

On April 12, 2011, the Company received $53,000 from Asher Enterprises, Inc. in exchange for a Convertible Promissory Note. The note calls for interest in the amount of eight percent (8%) per annum from the date of issue until due on January 12, 2012. The Company has the right to prepay the note with interest anytime after sixty (60) days following the issue date of the note. The Company has to issue a prepayment notice within three (3) trading days prior to the prepayment date. The prepayment amount is one hundred twenty-five percent (125%) of the principal balance. Asher Enterprises, Ins. has the right to convert the note or any part of the unpaid principal balance of the note into common shares of the Company anytime after one hundred eighty (180) days following the issue date of the note. The conversion price is sixty three percent (63%) of the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The funds were used for working capital. This note also calls for 808,913 shares of the Company’s common shares to be placed into a reserve account. The Company received from Asher on August 23, 2011a letter of default on this note when the Company was unable to maintain current filings. (See Note 15)

On April 27, 2011, the Company received $42,500 from Asher Enterprises, Inc. in exchange for a Convertible Promissory Note. The note calls for interest in the amount of eight percent (8%) per annum from the date of issue until due on January 12, 2012. The Company has the right to prepay the note with interest anytime after sixty (60) days following the issue date of the note. The Company has to issue a prepayment notice within three (3) trading days prior to the prepayment date. The prepayment amount is one hundred twenty-five percent (125%) of the principal balance. Asher Enterprises, Ins. has the right to convert the note or any part of the unpaid principal balance of the note into common shares of the Company anytime after one hundred eighty (180) days following the issue date of the note. The conversion price is sixty one percent (61%) of the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The funds were used for working capital. This note also calls for 1,865,885 shares of the Company’s common shares to be placed into a reserve account. The Company received from Asher on August 23, 2011a letter of default on this note when the Company was unable to maintain current filings. (See Note 15)

F - 20

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 5-	LOAN PAYABLE – OTHER (CONTINUED)

On May 23, 2011, the Company received $40,000 from Asher Enterprises, Inc. in exchange for a Convertible Promissory Note. The note calls for interest in the amount of eight percent (8%) per annum from the date of issue until due on February 25, 2012. The Company has the right to prepay the note with interest anytime after sixty (60) days following the issue date of the note. The Company has to issue a prepayment notice within three (3) trading days prior to the prepayment date. The prepayment amount is one hundred thirty-five percent (135%) of the principal balance. Asher Enterprises, Ins. has the right to convert the note or any part of the unpaid principal balance of the note into common shares of the Company anytime after one hundred eighty (180) days following the issue date of the note. The conversion price is sixty one percent (61%) of the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The funds were used for working capital.

This note also calls for 2,115,283 shares of the Company’s common shares to be placed into a reserve account. On August 23, 2011, the Company received a default notice from Asher as a result of failure to comply with the reporting requirements of the Exchange Act. (See Note 15)

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

On July 21, 2011, these Debentures were extended an additional six months. These Debentures were extended to September 24, 2012. (See Note 15)

The Company also issued to the Investors five-year warrants to purchase an aggregate of 190,000 shares of common stock at an exercise price of $0.40, which may be exercised on a cashless basis.

The Company as of June 30, 2011, raised $380,000 from the investors.

Interest on these notes for the six months ended June 30, 2011 was $11,067 and accrued as of June 30, 2011 (12%) was $13,717.

F - 21

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 6-	SECURED DEBENTURES (CONTINUED)

The $380,000 in proceeds from the financing transaction was allocated to the debt features and the warrants based upon their fair values. The value of the warrants ($123,120) was recorded as a debt discount on the secured debentures. This discount will be amortized over the life of the secured debentures, six months. During the six months ended June 30, 2011, the Company amortized $40,496. After the discount, there was $256,880 of remaining value to be allocated to the note on the financial statements.

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

As part of the acquisition of Magic Bright on March 30, 2011, the Company agreed to pay $1,000,000 in cash and $5,000,000 in the form of 1,000,000 preferred shares. At closing , the Company paid $300,000. They agreed to a payment schedule of $300,000 due on June 16, 2011; $200,000 on September 16, 2011; and $200,000 on December 16, 2011. The remaining $700,000 is non-interest bearing note. As a result of the cancellation of the contract between the Company and Magic Bright, effective April 1, 2011, the remaining amount of $700,000 was forgiven in return of Magic Bright’s stock. (See Note 14)

NOTE 8-	LOAN PAYBALE - BANK

The Company incurred in its acquisition of Magic Bright Limited on March 30, 2011 a bank debt to DBS Bank Limited of Hong Kong in the amount of $1,453,307 at an interest rate of .75 % above the Hong Kong prime rate. The note was set to mature on November 18, 2015. Due to the cancelation of the agreement between the Company and Magic Bright, the notes became the responsibility of Magic Bright and not the Company when the stock transferred back to the Magic Bright shareholders. (See Note 14)

F - 22

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

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

As of June 30, 2011, there is no provision for income taxes, current or deferred.

Net operating losses	$2,109,726
Valuation allowance	(2,109,726)

$-

At June 30, 2011, the Company had a net operating loss carry forward in the amount of $6,205,075, available to offset future taxable income through 2031. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2011 and 2010 is summarized below.

Federal statutory rate	(34.0)%
State income taxes, net of federal benefits	0.0
Valuation allowance	34.0
0%

F - 23

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

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

F - 24

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

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

Agilyx (formally Plas2Fuel) excluded producers they are servicing on Exhibit A which indicated “none”. The exclusive right is contingent upon the Company purchasing from Agilyx (formally Plas2Fuel) and paying in full for Plastic Reclamation Units on a prearranged schedule as follows:

a)	Twelve (12) Plastic Reclamation Units (“PRU’s”) between January 1, 2010 and December 31, 2010; (as of June 30, 2011 no Units had been ordered. Even though no units have been ordered as set forth in the agreement, Agilyx still recognizes the Company as having exclusive rights with no liability to Agilyx until the first order. It has not been determined when the Company expects to place the first order.)
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

F - 25

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

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

In January of 2011, the State of Wisconsin Investment Board indicated its interest to commit $5 million in a low interest loan to the Company for the purchase of a building in Sheboygan, Wisconsin to be used for the Sheboygan Plant. As of June 30, 2011, the Company had not received a letter of commitment for financial assistance from the State of Wisconsin.

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

F - 26

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

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

Mr. Chartier relinquished voting rights to his 4,495,680 shares of common stock, giving Gary DeLaurentiis (the Company’s Chief Executive Officer and Chairman) the proxy to vote such shares, in consideration for which the Company agreed to issue Mr. Chartier 25,000 shares of common stock (the “Proxy Transfer Shares”). Mr. Chartier provided the Company a right of first refusal on any proposed sale of the JC Shares, LL Transfer Shares, Proxy Transfer Shares, and an additional 25,000 shares the Company agreed to issue to Mr. Chartier as partial reimbursement for $30,000 of outstanding expenses. The Company agreed to issueand/or caused the transfer of an additional 50,000 shares of common stock for Mr. Chartier as severance. Mr. Chartier provided a general release.

On January 27, 2011, Wayne Leggett was elected to the Board of Directors of the Company, and Lou Perches was appointed Chief Operating Officer of the Company. Mr. Leggett has been the Company’s Chief Financial Officer since March 2010. Mr. Perches will receive a salary of $7,500 per month for six months during which he will devote 100% of his business time to the Company.

Lease Agreements - Riverbank

On September 1, 2010, the Company signed a five year lease for office space and opened its Riverbank, California offices and changed its corporate offices to California. The office is staffed by the CEO and three office personnel. The office space is approximately 1,100 sq ft. The lease calls for lease payments in the amount of $600 per month the first year, $618 per month the 2nd year, $637 per month the 3rd year, $656 per month the 4th year and $675 per month the 5th year. The Company asked to be let out of the lease, which was granted and moved out of the Riverbank location on November 16, 2011.

F - 27

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 11-	COMMITMENTS (CONTINUED)

Lease Agreements – Riverbank (Continued)

On December 1, 2010, the Company signed a five year lease for plant space in Riverbank, California in anticipation of opening its Riverbank Plant. The plant space is approximately 37,800 sq ft. The lease calls for lease payments in the amount of $1,900 per month the first 6 months, $10,584 for the next 6 months, $10,902 per month the 2nd year, $11,229 per month the 3rd year, $11,565 per month the 4th year and $11,912 per month the 5th year. The Company asked to be let out of this lease, which was granted on November 16, 2011.On December 1, 2010, the Company signed a six month lease for 5,175 sq. ft. of space in Riverbank, California to store non-hazardous plastic material that is covered.

The lease calls for lease payments in the amount of $518 per month. The Company asked to be let out of this lease, which was granted on November 16, 2011.

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

The Company will recognize the assets and the obligation under the capital lease at the time that Naranza Capital Partners honors the commitment and places the order of the equipment and installs the equipment. The deposits are recognized as non-current assets on the Company’s consolidated balance sheets at June 30, 2011. As of June 30, 2011, the equipment had not been ordered for shipment. On April 1, 2011, a Demand Letter was sent to Naranza Capital Partners for the return of the Company’s deposit.

Naranza Capital Partners have not returned the deposit as of June 30, 2011.

F - 28

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

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

On October 8, 2010 the Company received a Letter of Intent from Ravago Manufacturing Americas for joint activities with the Company. Ravago has experience as an engineering resin custom compounder, toll and producer services provider, and world class recycler of both engineering polymers and basic commodity plastics has made them one of America's leading resins suppliers. Their broad product portfolio and unique manufacturing assets allow for versatility beyond compare. Ravago has facilities strategically located to serve both the producer and end user, with activities in the Midwest, Southeast, and Gulf Coast regions. In the Ravago Letter of Intent, Ravago will install and operate manufacturing equipment in Green EnviroTech’s facilities to produce compounded plastic products. Ravago will provide all materials needed to make the compound to specification. The Company will purchase virgin plastic material from another division of Ravago, H. Muehlstein. This virgin material will be mixed with the reclaimed plastic to make compound plastic to specification.

The Company will pay Ravago $0.15 per pound for the compound produced. Ravago, with its worldwide customer list, will take 100% of the compounded material produced at the Company facilities and market the material for a 10% commission thru its division ENTEC.

F - 29

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 11-	COMMITMENTS (CONTINUED)

Riverbank Site (Continued)

This Letter of Intent from Ravago has the potential to save the Company millions of dollars for the purchase of compounding equipment, operations and maintenance of the equipment as well as provides the Company a Sales and Marketing Department. The Letter of Intent, if executed will make Ravago the Company’s only customer for its compound material. The Company met with executives of Ravago on February 23, 2011 and negotiated the final agreement between Ravago and the Company. The Company has not executed the agreement by June 30, 2011.

NOTE 12-	ACQUISITION

Magic Bright Transaction

On February 14, 2011, the Company entered into a securities purchase agreement with Magic Bright. Pursuant to the Purchase Agreement, the Company agreed to purchase, and the Stockholders (Sellers) of Magic Bright agreed to sell, all of the issued shares of Magic Bright (the “Ordinary Shares”), subject to the terms and conditions therein. Company agreed to pay to the Sellers, in consideration for the Ordinary Shares, an aggregate purchase price of $6,000,000, consisting of $1,000,000 in cash (the “Cash Consideration”) and $5,000,000 in securities.

The Cash Consideration was payable as follows: (i) $300,000 on the closing date; (ii) $300,000 on June 16, 2011; (iii) $200,000 on September 16, 2011; and (iv) $200,000 on December 16, 2011. The $5,000,000 in securities was in the form of 1,000,000 shares of Magic Bright Acquisition Series Convertible Preferred Stock (with a stated value of $5.00 per share), which the Company shall issue to the Sellers on the closing date. The Company agreed to use its reasonable best efforts to obtain at least $3,000,000 in net proceeds from financings and allocate such net proceeds towards the business and operations of Magic Bright by way of interest free loans from the Company to Magic Bright within the period of 15 months from the closing.

F - 30

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

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

Three years from the closing, each Seller will have a one-time ninety (90) day option (“Buy Back Option”) to purchase back 50.1% of the  Ordinary Shares sold by such Seller to the Company, in exchange for the 50% of the Preferred Shares issued by the Company to such Seller (or the fair market equivalent in cash of such shares). The Company agreed, on or prior to closing, to (i) have the Seller Wong Kwok Wing, Tony (“Tony”), appointed to the Company’s board of directors, (ii) enter into an employment agreement with Tony in form and substance satisfactory to Tony, and (iii) issue an aggregate of 184,000 shares of common stock to employees of Magic Bright. These shares were issued on March 31, 2011 and were valued at $0.57 per share to reflect the price of the stock on that day. These shares were valued in total at $104,880 in which this amount was added to the $6,000,000 approved purchase price bringing the total purchase price to $6,104,880 as reflected above in the Goodwill calculation.

F - 31

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 12-	ACQUISITION (CONTINUED)

Magic Bright Transaction (Continued)

On March 16, 2011, the Company entered into Amendment No. 1 to Securities Purchase Agreement, dated as of February 14, 2011, among the Company, Magic Bright Limited, a Hong Kong corporation and the members of Magic Bright. Pursuant to the Amendment, the deadline for the closing of the acquisition by the Company of the issued shares of Magic Bright under the Purchase Agreement was extended from March 16, to March 25, 2011.

On March 25, 2011, the Company entered into Amendment No. 2 to Securities Purchase Agreement, dated as of February 14, 2011, among the Company, Magic Bright Limited, a Hong Kong corporation and the members of Magic Bright. Pursuant to the Amendment, the deadline for the closing of the acquisition by the Company of the issued shares of Magic Bright under the Purchase Agreement was extended from March 25, to March 30, 2011. Magic Bright Limited officially became a subsidiary of the Company on March 30, 2011 when the transaction closed.

During the quarter ended June 30, 2011, and thereafter, the Company was unable to receive from Magic Bright their financial records and support for the transactions as a result of the failure to make the first required note payment. The parties mutually agreed that due to the failure of the Company to be properly funded and make the required note payments as stipulated in the purchase agreement, that effective April 1, 2011, the agreement would be terminated.

As a result of this termination, the Company returned the stock of Magic Bright to the original shareholders, and Magic Bright shareholders forgave the remaining $700,000 owed by the Company as consideration for the acquisition and returned to the Company, the 1,000,000 shares of convertible preferred stock that were issued in the agreement. The Company agreed that the initial $300,000 paid by the Company as cash consideration for the acquisition would be retained by the sellers and agreed to let the Magic Bright shareholders keep the 184,000 shares of common stock issued to them on March 31, 2011. (See Note 14).

NOTE 13-	INVESTMENT AGREEMENT

Centurion Private Equity, LLC Agreement

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

F - 32

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 13-	INVESTMENT AGREEMENT (CONTINUED)

Centurion Private Equity, LLC Agreement (Continued)

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

On July 8, 2011 an S-1 Registration Statement registering securities for the benefit of the Centurion Agreement was filed with the SEC. However, on July 22, 2011, the Company filed with the SEC a Registration Withdrawal (RW) concerning the S-1 registration filed on July 8, 2011 relating to the Centurion Private Equity LLC transaction. Please refer to Note 15, Subsequent Events.

F - 33

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 14-	DISPOSITION OF MAGIC BRIGHT

On March 5, 2012, Green EnviroTech Holdings Corp. (the “Company”) entered into a letter agreement (the “Letter Agreement”) with Magic Bright Limited (“Magic Bright”), Wong Kwok Wing Tony (“Tony”), and Chan Sau Fong (collectively with Tony, the “Sellers”). Pursuant to the Letter Agreement, the parties agreed as a result of the failure by the Company to pay $700,000 in Cash Consideration (as defined in the Purchase Agreement) of the aggregate $1,000,000 Cash Consideration payable by the Company under the Purchase Agreement, dated February 14, 2012, among the Company, Magic Bright, and the Sellers, as amended by Amendment No. 1 and Amendment No.2 thereto, dated March 16, 2011 and March 25, 2011, respectively (as amended, the “Purchase Agreement”), including $300,000 of Cash Consideration due on June 16, 2011, $200,000 of Cash Consideration due on September 16, 2011, and $200,000 of Cash Consideration due on December 16, 2011, the Company was unable to obtain requisite financial statements relating to Magic Bright for periods subsequent to April 1, 2011 (the “Termination Effective Date”).

As a result of the failure to obtain requisite financial statements for Magic Bright, the Purchase Agreement was terminated, such termination to be deemed effective as of the Termination Effective Date. The Magic Bright Acquisition Shares (as defined in the Purchase Agreement) will be deemed to have been returned to the Company and cancelled effective as of the Termination Effective Date. The Ordinary Shares (as defined in the Purchase Agreement) will be deemed to have been returned to the Sellers effective as of the Termination Effective Date. The Sellers may retain the $300,000 of Cash Consideration paid by the Company. The Employment Agreement between the Company and Tony was terminated, such termination to be deemed effective as of the Termination Effective Date. Tony resigned as a director of the Company, effective March 5, 2012. The parties provided mutual general releases.

As a result of this transaction, the Company’s financial statements have been prepared with the results of operations and cash flows of the disposition of Magic Bright Limited shown as discontinued operations. All historical statements have been restated in accordance with GAAP.

F - 34

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 14-	DISPOSITION OF MAGIC BRIGHT (CONTINUED)

The following are the operating results included in discontinued operations for the six and three months ended:

	SIX MONTHS	THREE MONTHS
	JUNE 30, 2011	JUNE 30, 2011

REVENUE	$32,555	$32,555

COST OF REVENUES	8,197	8,197

GROSS PROFIT	24,358	24,358

OPERATING EXPENSES
General and administrative	172	172
Total operating expenses	172	172

Net Income from operations	$24,186	$24,186

The impact on the Company’s balance sheet due to the disposition of Magic Bright Limited was as follows: The Company reduced its Assets by a total of $9,028,265 the Company reduced its Liabilities by $3,598,362 and the Company decreased its Shareholder equity by $5,000,000.  For the six months ended June 30, 2011, the transaction had the following impact on the Company’s statement of operations: The Company increased its Expenses by $429,066 as a result of the loss created from writing off its investment in Magic Bright Limited when the Company discontinued its operations. The Company also decreased its net loss by $24,186 as a result of recognizing one day of net income from the discontinued operations of Magic Bright.

NOTE 15-	SUBSEQUENT EVENTS

On July 8, 2011 an S-1 Registration Statement registering securities for the benefit of the Centurion Agreement was filed with the SEC.

On July 9, 2011, the Company signed a Letter of Intent with Ebbros I Investment Group, LLC (Ebbros) wherein the Company and Ebbros would explore the major terms for the development of a recycling facility in Mississippi and in Kansas to convert disposable tires and plastic into crude oil. Ebbros would develop the facilities by providing the building and equipment according to Company specifications. The Company would lease, with a purchase option, the building and equipment from Ebbros. Ebbros would also purchase the crude oil produced at the facilities.

F - 35

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 15-	SUBSEQUENT EVENTS (CONTINUED)

On July 21, 2011, the Secured Debentures, fully explained in Note 6, were extended an additional six months to a new maturity date of January 24, 2011. Everything concerning the Debentures remained the same. The Investors will receive an additional 380,000 shares of common stock from the Company for agreeing to the extension. These shares were issued to the Investors on December 7, 2011.

On July 22, 2011, the Company withdrew the S-1 registration statement filed on July 8, 2011 relating to the Centurion Private Equity LLC transaction.

On August 1, 2011, the Company authorized the issue of five year warrants to Mosaic Capital Securities, LLC for the purchase of 142,857 shares of common stock at an exercise price of $0.01 per share, exercisable on a cashless basis, as a payment of $30,000 of the fee due Mosaic. Please see note 1.

On August 18, 2011, the Company authorized that the Company’s wholly-owned subsidiary, Green EnviroTech Corp., a Nevada Corporation, shall be dissolved effective midnight September 30, 2011 and all its assets and liabilities be assigned to Green EnviroTech Holdings Corp. Green EnviroTech Riverbank, Inc. and Green EnviroTech Wisconsin, Inc. will now become subsidiaries of the Company and will not be held in Green EnviroTech Corp.

On August 23, 2011, the Company received a default notice from Asher as a result of failure to comply with the reporting requirements of the Exchange Act

On October 4, 2011 and on October 6, 2011, the Company entered into twelve month agreements with two separate Investment Relations firms to provide advisory and consulting services to the Company in conjunction with the development of the Company’s marketing plan, business plan and goals. The Company will be responsible for all reasonable costs and necessary expenses incurred by consultants. The Consultants, Stocks That Move will receive 2,000,000 shares of common stock of the Company and Seven Royal Angels, Ltd will receive 1,000,000 shares of common stock of the Company for their services. These shares were issued on December 7, 2011.

On November 16, 2011, the Company asked the City of Riverbank to let it out of the three leases with the City the Company had entered into in anticipation of opening the Riverbank plant. The City of Riverbank granted the release and the Company moved out of the Riverbank location. The Company located its offices temporarily at 14699 Holman Mountain Road, Jamestown, CA until a new location can be determined.

F - 36

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 15-	SUBSEQUENT EVENTS (CONTINUED)

On December 1, 2011, the Company authorized the acceptance of the Debt Settlement Agreements dated December 1, 2011 between the Company and certain officers and creditors of the Company. The agreements called for the issue of Common Shares to settle debt. On December 1, 2011, Common Shares of the Company were selling for $0.005 per share and was agreed as the conversion price. On December 7, 2011, 105,380,000 shares of Common Stock were issued to settle $526,900 of debt. The Company issued 40,000,000 shares to the CEO of the Company to reduce $200,000 of the note due him and issued 16,000,000 shares to the CFO to reduce $80,000 in accrued salary due him. The Company also issued 49,380,000 shares for services rendered and additional debt conversion amounting to $246,900.

On December 15, 2011, the Company’s wholly-owned subsidiary, Green EnviroTech Riverbank, Inc. (“GETRB”) entered into an asset purchase agreement pursuant to which GETRB sold its inventory and permits to a third party. GETRB’s remaining assets and liabilities were transferred to the Company and GETRB was dissolved on December 31, 2011. The Company has decided to maintain its contract with Agilyx Corporation for the purchase of its equipment and has decided to look for a more favorable location in California or surrounding states. The inventory and permits were sold for $250,000. $175,000 was used for working capital and $75,000 was used to repay debt.

On February 2, 2012, the Company considered the form terms and provisions of the proposed Addendum to Secured Debentures pursuant to which the Company shall issue 1,000,000 shares of common stock and the maturity date of the debentures referred to shall be extended to September 24, 2012, are approved in all respects; and such shares, when issued, will be duly issued, fully paid and non assessable, and the Company’s Authorized Officers and each of them hereby is authorized to execute and deliver in the name and on behalf of the Company the Addendum. The Company by direction of Legend Securities, Inc. shall also issue to the holders of the Secured Debentures five-year warrants to purchase 100,000 shares of common stock at an exercise price of $0.10 per share which said warrants were originally issued to certain employees of Legend Securities, Inc. per a previous Legend Agreement. The warrants will be issued to the holders of the Secured Debentures simultaneously with the issuance of the above mentioned stock.

F - 37

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 15-	SUBSEQUENT EVENTS (CONTINUED)

On February 6, 2012, the Company announced the signing of a letter of intent for the creation of a Joint Venture (JV) between GETH and ACG Consulting, LLC (ACG), a division of ACG Companies of Irvine, California. The non-binding LOI contemplates that GETH and ACG will enter into a JV agreement forming Limited Liability Companies (LLC) for the purpose of owning and developing Shredder Residue (SR) Recycling Plants in the United States. Each Recycling Plant will be organized as a wholly owned subsidiary of the JV. ACG has specialized expertise in the employment based EB-5 Visa Program administered by the United States Citizenship and Immigration Services (“USCIS”) under the Immigration Act of 1990 (http://1.usa.gov/EB5Program ). The EB-5 program provides a legal vehicle for raising funds via a securities subscription agreement with foreign nationals which are offered and sold only to persons who are not citizens of the United States and who are physically located outside the United States in reliance upon Regulation S (“Regulation S”) under the Securities Act of 1933, as amended (purchasers of securities by foreign investors are not purchasing equity in GETH but rather in an entity created expressly for the EB-5 investors.)

The EB-5 Funds are raised from foreign nationals. Once raised, the funds would be loaned to each of the JV’s wholly owned subsidiary Recycling Plants. As part of the JV agreement, ACG will provide the capital to the JV for the plant projects, approximately $30 million for each site, and GETH will provide the material, the technology to recycle and convert using the “PlastExtract” process, management experience and all sales of the plant produced crude oil and compounded plastic resin.

The joint venture with ACG will allow the management of GETH to focus on building SR plants with the expertise of ACG’s financing through the EB-5 program. The Company is excited to have such a valued JV partner within the environmental sector. In addition to the LOI with ACG the company will continue to work with Mosaic Capital, LLC; the company’s investment banker.

Each plant the Company builds, it is expected to create over 140 direct US jobs for each 35,000 tons of plastic processed through the plant as well as many more related indirect US jobs. The plants will operate 7 days a week and 24 hours a day with 2 shifts per day. This volume translates into approximately 120,000 barrels of oil and approximately 50 million pounds of compounded plastic resin annually. This project is exactly what the EB-5 program is designed to do, to encourage investment in US companies and create much needed US jobs.

The JV with ACG will fund GETH’s SR plants going forward. With the amount of Shredder Residue that currently ends up in landfills each year being approximately 4 million tons, which equates to 920,000 tons of reusable plastic; the Company could potentially build 40 of these plants. Management believes working with ACG using the EB-5 program is a perfect vehicle for the Company to accomplish such a building program.

F - 38

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 15-	SUBSEQUENT EVENTS (CONTINUED)

Each plant has the potential to produce approximately $60 million in revenue per year. The companies are currently researching locations in the northern Midwest where unemployment is some of the highest in the US.

On February 16, 2012, the Company announced the hiring of Brian Chrisman as its Vice President of Business Development. Mr. Chrisman brings 12 years of experience in global management level positions in the high technology supply chain with emphasis on Six Sigma and Lean Manufacturing management techniques. He founded Borgata Recycling in 2007 which became one of Northern California largest waste tire processors handling up to 10,000 waste tire equivalents per day. With his extensive experience in supply/demand operations and in-depth understanding of the recycling industry he will handle our large supply demands in our plants.

On February 22, 2012, the Company agreed with H.E. Capital, which holds indebtedness of the Company in form of promissory notes to assign two of its promissory notes. The Company agreed with H.E. Capital’s plan to assign a $22,000 note dated October 3, 2010 to William E. Curtis and a $20,000 note dated December 3, 2010 to Equity Digest S.L. William E. Curtis and Equity Digest S.L. wish to exchange their notes for restricted common shares of the Company. The Company agreed with the assignment of the notes and the Company agreed to exchange restricted common shares of the Company for the notes. This exchange would eliminate $42,000 in debt of the Company. The Company authorized to issue 1,100,000 shares of restricted common stock to William E. Curtis as settlement for the $22,000 note to H.E. Capital, S.A., dated October 13, 2010 and authorized to issue 1,000,000 shares of restricted common stock to Equity Digest S.L. as settlement for the $20,000 note to H.E. Capital, S.A., dated December 3, 2010 and upon issuance of these restricted shares, these notes will be duly paid and non assessable.

On February 23, 2012, the Company agreed with H.E. Capital, which holds indebtedness of the Company in the form of promissory notes to assign two of these promissory notes. The Company agreed with H.E. Capital’s plan to assign a $75,000 note dated December 3, 2010 to Pop Holdings Ltd. and a $75,000 note dated December 3, 2010 to Pelican International Holdings, Ltd. Pop Holdings Ltd. and Pelican International Holdings Ltd. wish to exchange their notes for restricted common shares of the Company. The Company agreed with the assignment of the notes and the Company agreed to exchange restricted common shares of the Company for the notes. This exchange would eliminate $150,000 in debt of the Company. The Company authorized to issue 5,000,000 shares of restricted common stock to Pop Holdings Ltd. as settlement for the $75,000 note to H.E. Capital, S.A., dated December 3, 2010 and authorized to issue 5,000,000 shares of restricted common stock to Pelican International Holdings, Ltd. as settlement for the $75,000 note to H.E. Capital, S.A., dated December 3, 2010 and upon issuance of these restricted shares, these notes will be duly paid and non assessable.

F - 39

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011 AND 2010 (UNAUDITED)

NOTE 15-	SUBSEQUENT EVENTS (CONTINUED)

On March 5, 2012, the Company entered into a letter agreement with Magic Bright Limited (“Magic Bright”), Wong Kwok Wing Tony (“Tony”), and Chan Sau Fong (collectively with Tony, the “Sellers”) to terminate the Purchase Agreement as amended on March 25, 2011 between the Company and Sellers effective April 1, 2012. (See Note 14)

F - 40

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Statements in this quarterly report on Form 10-Q may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this quarterly report on Form 10-Q, including the risks described under “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this quarterly report on Form 10-Q, except as required under applicable securities laws.

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

On December 4, 2009, the Company formed Green EnviroTech Wisconsin, Inc., (“GET WISC”) a Wisconsin corporation, in anticipation of opening a plant in Wisconsin. As of June 30, 2011, the Company is in discussions regarding the acquisition of a plant location in Sheboygan, Wisconsin.

On August 9, 2010, the Company formed Green EnviroTech Riverbank, Inc., (“GETRB”) a California corporation, in anticipation of opening the Riverbank, CA plant.

On November 16, 2011, the Company asked the City of Riverbank to let it out of the three leases with the City the Company had entered into in anticipation of opening the Riverbank plant. The City of Riverbank granted the release and the Company moved out of the Riverbank location. The Company located its offices temporarily at 14699 Holman Mountain Road, Jamestown, CA until a new location can be determined.

On December 15, 2011, the Company’s wholly-owned subsidiary, Green EnviroTech Riverbank, Inc. (“GETRB”) entered into an asset purchase agreement pursuant to which GETRB sold its inventory and permits to a third party. GETRB’s remaining assets and liabilities were transferred to the Company and GETRB was dissolved on December 31, 2011. The Company has decided to maintain its contract with Agilyx Corporation for the purchase of its equipment and has decided to look for a more favorable location in California or surrounding states. The inventory and permits were sold for $250,000. $175,000 was used for working capital and $75,000 was used to repay debt.

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

On March 5, 2012, the Company entered into a letter agreement with Magic Bright, Wong Kwok Wing Tony (“Tony”), and Chan Sau Fong (collectively with Tony, the “Sellers”) pursuant to which the Purchase Agreement was terminated effective April 1, 2012 (the “Termination Effective Date”). The termination was the result of the failure to obtain requisite financial statements for Magic Bright. The Magic Bright Acquisition Shares (as defined in the Purchase Agreement) will be deemed to have been returned to the Company and cancelled effective as of the Termination Effective Date. The Ordinary Shares (as defined in the Purchase Agreement) will be deemed to have been returned to the Sellers effective as of the Termination Effective Date. The Sellers may retain the $300,000 of Cash Consideration paid by the Company. The Employment Agreement between the Company and Tony was terminated, such termination to be deemed effective as of the Termination Effective Date. Tony resigned as a director of the Company, effective March 5, 2012. The parties provided mutual general releases.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2010, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2011.

Results of Operations

Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010

Revenues

We had $1950 in revenues for the six months ended June 30, 2011, as compared to revenues of $0 for the three months ended June 30, 2010.  These revenues for the first six months were from the sale of waste plastic stored at the Riverbank Location. As a result of this sale, the Company had revenues from October 6, 2008 (inception) through June 30, 2011 for the first time.

Cost of Revenues

For the six months ended June 30, 2011, we had $12,085 in total cost of revenues compared to $0 for the three months ended June 30, 2010. The cost of revenue for the first six months was from the sale of waste plastic that had to be move.

Operating Expenses

The wages and professional fees for the six months ended June 30, 2011 were $1,045,628 as compared to $2,850,282 for the six months ended June 30, 2010. The wages and professional fees for the six months ended June 30, 2011 included $341,632 in professional fees paid by issuing 5,677,972 shares of common stock and included $239,303, the value of 1,500,000 common stock warrants issued on May 25, 2011to the CFO.  Though there was a decrease of $1,804,654 in wages and professional fees, the Company still maintains its efforts in engineering and design related to the equipment and building projections and landfill testing concerning the Sheboygan, Wisconsin plant.

The general and administrative expenses for the six months ended June 30, 2011 were $280,310 as compared to $105,509 for the six months ended June 30, 2010, an increase of approximately 166%. This increase of $174,801 was the result of an increase in travel, entertainment, advertising and marketing concerning the promotion of the company.

Non-Operating Expenses

The non operating expenses for the six months ended June 30, 2011 were $278,341 as compared to $12,692 for the six months ended June 30, 2010, an increase of 2,930%.  The increase of $265,649 in non operating expenses was the result of the interest incurred on the working capital notes the Company incurred since inception through June 30, 2011 in the amount of $176,084 as compared to $12,692 in interest for the six months ended June 30, 2010.  The increase was also a result of the Company amortizing $102,258 of the debt discount assigned to the warrants issued with the debentures the Company sold to accredited investors on January 24, 2011.  The total amount of the debt was $380,000 of which $123,120 was assigned to the warrants as a debt discount to be amortized over six months.

The discontinued operations for the six months ended June 30, 2011 was a loss of $404,880 as a result of terminating the Magic Bright purchase agreement effective April 1, 2011 as previously discussed in the Corporate History section.

As a result of the above, the Company had a net loss of $1,614,414 for the six months ended June 30, 2011 compared to $2,968,483for the six months ended June 30, 2010.

Liquidity and Capital Resources

Green EnviroTech Holdings Corp on June 30, 2011 had a balance of cash in the bank in the amount of $2,971. The Company had accounts receivable in the amount of $0, Inventory in the amount of $15,496, and other current assets in the amount of $33,100. The Company had accounts payable to vendors and accrued expenses in the amount of $2,685,514.

The Company had an unsecured, loan payable in the form of a line of credit with its CEO. The CEO had provided a line of credit up to $200,000 at 4% interest per annum to the Company to cover various expenses and working capital infusions until the Company can be funded. This loan was extended from the original due date of December 31, 2009 to December 31, 2010 and the amount was increased from $200,000 to $1,000,000. This loan has been extended again to December 31, 2012.  The CEO has advanced $1,224,856 from inception through June 30, 2011 and the Company repaid $924,859 of these advances.  The Company converted $754,377 of these advances into shares of common stock on May 11, 2010 at $1 per share. The remaining principal under this loan due as of June 30, 2011 is $299,996.  $21,767 of interest is accrued on the loan at June 30, 2011. The Company anticipates the CEO to convert the balance of these advances into common stock sometime in the future.

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

On May 25, 2011, the Company reduced its debt to HE Capital S.A. by paying $50,000 in cash received from the sale of 333,333 shares of Common Stock of the Company.

The total balance of notes outstanding with HE Capital at June 30, 2011 is $823,250. Interest incurred for the six months ended June 30, 2011 and 2010 were $16,224 and $0, and interest accrued through June 30, 2011 on these HE Capital notes is $31,602. On December 1, 2011 $65,000 of these notes were exchanged for common stock of the Company.

The Company also entered into a loan payable with an individual in the amount of $20,000 at 10% due on demand. The Company repaid $10,000 of this note on August 10, 2010.  As of June 30,, 2011 the loan has an outstanding balance of $7,500.   Interest expense for the six months ended June 30, 2011 and 2010, was $442 and $690, respectively. Accrued interest as of June 30, 2011 was $1,746.

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

On January 24, 2011, the Company entered into a series of securities purchase agreements with accredited investors (the “Investors”), pursuant to which the Company sold an aggregate of $380,000 in 12% secured debentures (the “Debentures”). Legend Securities, Inc. a broker dealer which is a member of FINRA, received a commission of $45,600 and 19,000 warrants at an exercise price of $0.40 in connection with the sale of the Debentures. The Debentures are due at the earlier of 6 months from the date of issuance or upon the Company receiving gross proceeds from subsequent financings in the aggregate amount of $1,000,000. The Company raised $380,000 from the investors. The Company agreed to issue to the Investors five-year warrants to purchase an aggregate of 190,000 shares of common stock at an exercise price of $0.40, which may be exercised on a cashless basis. The Debentures bear interest at the rate of 12% per annum, payable upon maturity. The Debentures are secured by the assets of the Company pursuant to security agreements entered into between the Company and the Investors.

These debentures have been extended to September 24, 2012. Interest incurred for the six months ended June 30, 2011 and 2010 were $22,593 and $0 respectively. Interest accrued through June 30, 2011 was $25,243.

The $380,000 in proceeds from the financing transaction was allocated to the debt features and the warrants based upon their fair values.  The value of the warrants ($123,120) was recorded as a debt discount on the secured debentures. This discount will be amortized over the life of the secured debentures, six months. During the six months ended June 30, 2011, the Company amortized $102,258. After the discount, there was $20,862 of remaining value to be allocated to the note on the financial statements.

The estimated fair value of the 190,000 warrants to the investors at issuance on January 24, 2011 was $141,362 and has been classified as Additional Paid In Capital - Warrants on the Company’s condensed consolidated balance sheet. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model.

On March 31, 2011, the Company issued a Promissory Note in the amount of $50,000 to JDS Squared.  The proceeds were received on April 5, 2011 in exchange for the Note. The note was recorded on the books on the date received.  The note calls for interest in the amount of five percent (5%) per annum from the date of issue until due on September 30, 2011.  The Company has the right to prepay the note with interest anytime following the issue date of the note.    There was accrued interest for the six months ended June 30, 2011 in the amount of $630. The funds were used for working capital.

On April 12, 2011, the Company received $53,000 from Asher Enterprises, Inc. in exchange for a Convertible Promissory Note. The note calls for interest in the amount of eight percent (8%) per annum from the date of issue until due on January 12, 2012. The Company has the right to prepay the note with interest anytime after sixty (60) days following the issue date of the note. The Company has to issue a prepayment notice within three (3) trading days prior to the prepayment date. The prepayment amount is one hundred twenty-five percent (125%) of the principal balance. Asher Enterprises, Ins. has the right to convert the note or any part of the unpaid principal balance of the note into common shares of the Company anytime after one hundred eighty (180) days following the issue date of the note. The conversion price is sixty three percent (63%) of the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The funds were used for working capital. This note also calls for 808,913 shares of the Company’s common shares to be placed into a reserve account.

On April 27, 2011, the Company received $42,500 from Asher Enterprises, Inc. in exchange for a Convertible Promissory Note. The note calls for interest in the amount of eight percent (8%) per annum from the date of issue until due on January 12, 2012. The Company has the right to prepay the note with interest anytime after sixty (60) days following the issue date of the note. The Company has to issue a prepayment notice within three (3) trading days prior to the prepayment date. The prepayment amount is one hundred twenty-five percent (125%) of the principal balance. Asher Enterprises, Inc. has the right to convert the note or any part of the unpaid principal balance of the note into common shares of the Company anytime after one hundred eighty (180) days following the issue date of the note. The conversion price is sixty one percent (61%) of the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The funds were used for working capital. This note also calls for 1,865,885 shares of the Company’s common shares to be placed into a reserve account.

On May 23, 2011, the Company received $40,000 from Asher Enterprises, Inc. in exchange for a Convertible Promissory Note. The note calls for interest in the amount of eight percent (8%) per annum from the date of issue until due on February 25, 2012. The Company has the right to prepay the note with interest anytime after sixty (60) days following the issue date of the note. The Company has to issue a prepayment notice within three (3) trading days prior to the prepayment date. The prepayment amount is one hundred thirty-five percent (135%) of the principal balance. Asher Enterprises, Inc. has the right to convert the note or any part of the unpaid principal balance of the note into common shares of the Company anytime after one hundred eighty (180) days following the issue date of the note. The conversion price is sixty one percent (61%) of the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The funds were used for working capital. This note also calls for 2,115,283 shares of the Company’s common shares to be placed into a reserve account.

Cash provided by financing activities for the six months ended June 30, 2011 was $439,050 as compared to $570,816 for the six months ended June 30, 2010.

We will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities.  However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

We had cash of $2,971 as of June 30, 2011. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably. The Company expects increases in the legal and accounting costs and costs to obtain funding.

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

Item 4T. Controls and Procedures.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings to which the Company or any of its property is the subject.

Item 1A. Risk Factors.

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2011, the Company issued an aggregate of 837,891 shares of common stock for services, warrants to purchase 1,500,000 shares of common stock with an exercise price of $0.01 for services, and 333,333 shares of common stock in exchange for the cancellation of debt.

In connection with the foregoing, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

The Company is in default under promissory notes issued to Asher Enterprises, Inc. for failure to make required payments of interest and principal and failure to comply with the reporting requirements of the Exchange Act. Aggregate principal and interest owed as of the date of this filing is $ 145,469.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green EnviroTech Holdings Corp.

Date: March 28, 2012	By:	/s/ Gary DeLaurentiis
Gary DeLaurentiis
Chief Executive Officer (principal executive officer)

Date: March 28, 2012	By:	/s/ Wayne Leggett
Wayne Leggett
Chief Financial Officer (principal financial officer, principal accounting officer)

