Form 10-Q
period 2011-09-30
GREEN ENVIROTECH HOLDINGS CORP.
filed 2012-04-25
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

[]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ] No [x]

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; 190,623,314 shares of common stock are issued and outstanding as of April 16, 2012.

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

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US$)

	(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash	$1,330	$26,184
Inventory	15,496	15,496
Other current assets	27,500	5,000
Total current assets	44,326	46,680

Fixed Assets
Plant Equipment	125,000	120,000
Construction in progress	113,929	113,929
	238,929	233,929
Other Assets:
Deposits	261,390	263,990
	261,390	263,990

TOTAL ASSETS	$544,645	$544,599

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,274,072	$528,914
Secured debentures payable	380,000	330,000
Loan payable - other	1,028,252	372,500
Derivative liability	107,507	-
Loan payable - related party	303,996	304,696
Total current liabilities	3,093,827	1,536,110

TOTAL LIABILITIES	3,093,827	1,536,110

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized,
69,843,313 and 63,516,758 shares issued and outstanding	69,843	63,517
(4,790,081 shares are held in reserve but are in issued and outstanding)
Additional paid in capital	3,620,939	3,130,753
Additional paid in capital - warrants	410,635	-
Deficit accumulated during the development stage	(6,650,599)	(4,185,781)
Total stockholders' equity (deficit)	(2,549,182)	(991,511)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$544,645	$544,599

The accompanying notes are an integral part of these condensed consolidated financial statements

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

	IN US$
					OCTOBER 6, 2008
					(INCEPTION)
	NINE MONTHS	NINE MONTHS	THREE MONTHS	THREE MONTHS	THROUGH
	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010	SEPTEMBER 30, 2011	SEPTEMBER 30, 2010	SEPTEMBER 30, 2011

REVENUE	$1,950	$-	$-	$-	$1,950

COST OF REVENUES	12,835	-	750	-	18,137

GROSS PROFIT	(10,885)	-	(750)	-	(16,187)

OPERATING EXPENSES
Wages and professional fees	791,899	1,010,458	87,903	290,176	2,050,623
Professional fees - common stock issued and warrants issued	341,632	2,130,000	-	-	2,527,649
General and administrative	300,198	259,038	19,888	153,529	753,838
Total operating expenses	1,433,729	3,399,495	107,791	443,705	5,332,110

NON-OPERATING EXPENSES
Amortization of debt discount	362,423	-	260,166		362,423
Interest expense	252,901	22,834	76,817	10,142	306,797
Total non-operating expenses	615,324	22,834	336,983	10,142	669,220

NET (LOSS) FROM OPERATIONS	(2,059,938)	(3,422,329)	(445,524)	(453,847)	(6,017,517)

DISCONTINUED OPERATIONS:
Gain on disposal of discontined operations	(429,066)	-	-	-	(429,066)
Income from discontined operations	24,186	-	-	-	24,186
Total loss from discontinued operations	(404,880)	-	-	-	(404,880)

NET (LOSS)	$(2,464,818)	$(3,422,329)	$(445,524)	$(453,847)	$(6,422,397)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	66,874,053	61,753,139	70,610,822	60,856,900	61,771,788

NET (LOSS) PER SHARE	$(0.03)	$(0.06)	$(0.01)	$(0.01)	$(0.10)

The accompanying notes are an integral part of these condensed consolidated financial statements

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2011

IN US$
			(Unaudited)
			OCTOBER 6, 2008
	Unaudited	Unaudited	(INCEPTION)
	NINE MONTHS ENDED	NINE MONTHS ENDED	THROUGH
	September 30, 2011	September 30, 2010	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,464,818)	$(3,422,329)	$(6,422,397)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Common stock issued for services, net of cancelations, including shares issued	484,512	2,130,000	2,670,529
for loss on disposal of discontinued operations ($104,880)
Warrants issued as loan fees to brokers	287,515	-	287,515
Amortization of debt discount	123,120	-	123,120
Fair value change in derivative liability	107,507	-	107,507
Loss on disposal of discontined operations	324,186		324,186
Income from discontined operations	(24,186)		(24,186)

Change in assets and liabilities
(Increase) in inventory	-	-	(15,496)
(Increase) in deposits and other current assets	(19,900)	(16,458)	(288,890)
Increase in accounts payable and accrued expenses	707,160	554,970	1,238,186
Total adjustments	1,989,914	2,668,512	4,422,471
Net cash (used in) operating activities	(474,904)	(753,817)	(1,999,926)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures related to purchase of equipment for Riverbank Plant			(120,000)
Expenditures related to construction of building	(5,000)	(53,856)	(118,929)
Net cash (used in) investing activities	(5,000)	(53,856)	(238,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	50,000	-	80,000
Cash paid for acquisition of Magic Bright	(300,000)	-	(300,000)
Proceeds received from loan payable - related party	23,800	710,033	1,228,856
Payments on loan payable - related party	(24,500)		(170,483)
Proceeds received from loan payable - other	728,250	420,000	1,734,312
Payments on loan payable - other	(72,500)	(310,000)	(382,500)
Proceeds received from secured debentures	50,000	-	50,000
Net cash provided by financing activities	455,050	820,033	2,240,185

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,854)	12,360	1,330

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	26,184	23	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,330	$12,383	$1,330

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$214,901	$10,142	$254,927

NON-CASH SUPPLEMENTAL INFORMATION:
Stock and liability for stock to be issued for services and interest	$484,512	$2,130,000	$2,670,529
Warrants issued as loan fees to brokers	$287,515	$-	$543,952
Payment of common shares by third party	$-	$-	$-
Conversion of loans payable for common stock	$-	$1,006,488	$1,006,488

Acquisition of Magic Bright for cash, debt and stock:
Acquired assets and liabilities:
Cash	$54,378	$-	$54,378
Accounts receivable	367,038	-	367,038
Inventory	1,293,118	-	1,293,118
Prepaid expenses and other current assets	378,504	-	378,504
Fixed assets	1,739,560	-	1,739,560
Goodwill	5,148,377	-	5,148,377
Accounts payable and accrued expenses	(1,410,137)	-	(1,410,137)
Deferred tax liability	(13,923)	-	(13,923)
Long-term debt	(1,452,035)	-	(1,452,035)
	$6,104,880	$-	$6,104,880

Consideration for acquisition:
Loan payable - acquisition	$700,000	$-	$700,000
Preferred stock	5,000,000	-	5,000,000
Common stock	104,880	-	104,880
	$5,804,880	-	$5,804,880

Cash paid for acquisition of Magic Bright\	$300,000	$-	$300,000

The accompanying notes are an integral part of these condensed consolidated financial statements

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

On October 6, 2008, Green EnviroTech (formerly EnviroPlastics Corp) was incorporated in the State of Nevada.

On August 18, 2011, the Company authorized that the Company’s wholly-owned subsidiary, Green EnviroTech Corp., a Nevada Corporation, shall be dissolved effective October 1, 2011 and all its assets and liabilities be assigned to its parent Green EnviroTech Holdings Corp.

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

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

All agreements and contracts negotiated as Plas2Fuel Corporation are still in full force and will be honored by Agilyx Corporation.

Pursuant to the Purchase Agreement, Green EnviroTech agreed to purchase, and Agilyx (formally Plas2Fuel) agreed to sell and install, a twelve vessel waste plastic to oil recycling system (the “System”), for a purchase price of $5,595,645. Green EnviroTech agreed to pay the purchase price over five installments. On December 31, 2009, Agilyx (formally Plas2Fuel) issued a waiver to Green EnviroTech leaving it to the discretion of Green EnviroTech to implement the first installment due date before the equipment would be shipped. As of September 30, 2011, the first installment date had not been determined.

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

Pursuant to the License Agreement, Agilyx (formally Plas2Fuel) agreed to grant Green EnviroTech a limited license to use Agilyx (formally Plas2Fuel)’s proprietary technology and information in connection with operation of the System at Green EnviroTech’s facilities, for a license fee of 10% of Net Oil Revenue. On May 18, 2010, the License Agreement was amended to give Green EnviroTech an exclusive provisional right to the Auto Shredder Residue (“ASR”) market within North America. The right expires on January 1, 2021. Agilyx (formally Plas2Fuel) excluded producers they are servicing on Exhibit A which indicated “none”. The exclusive right is contingent upon the Company purchasing from Agilyx (formally Plas2Fuel) and paying in full for Plastic Reclamation Units on a prearranged schedule as follows:

a)       Twelve (12) Plastic Reclamation Units (“PRU’s”) between January 1, 2010 and December 31, 2010; (As of September 30, 2011, no units had been ordered. Even though no units have been ordered as set forth in the agreement, Agilyx still recognizes the Company as having exclusive rights with no liability to Agilyx until the first order. It has not been determined when the Company expects to place the first order.

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

On April 22, 2011, the Company entered into an agreement with Mosaic Capital LLC (“Mosaic”) wherein Mosaic will act as the Company’s financial advisor and will assist the Company with providing growth capital for the Company. Mosaic will also assist with raising growth capital for the Company overall in the range of up to $15,000,000. The term of the agreement is until the satisfaction of the funding or until 30-day written notice of termination by either party. Mosaic is to receive a $20,000 cash retainer and $30,000 in warrants. (See Note 3)

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

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

The Company and the shareholders of Magic Bright determined that, as a result of the failure by the Company to pay $700,000 of the aggregate $1,000,000 of cash consideration payable by the Company for the acquisition, the Company was unable to obtain requisite financial statements for Magic Bright, and the purchase agreement for the acquisition would be terminated effective April 1, 2011. (See Note 14)

The Company has not generated revenues since inception and has generated losses totaling $6,307,607 for the period October 6, 2008 (Inception) through September 30, 2011 and needs to raise additional funds to carry out their business plan.

The Company has raised net debt financing of $1,028,252 from non-related third parties through September 30, 2011and $303,996 from the Company’s CEO through September 30, 2011. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue and expand operations.

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Going Concern (Continued)

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

On July 9, 2011, the Company signed a Letter of Intent with Ebbros I Investment Group, LLC (“Ebbros”) wherein the Company and Ebbros would explore the major terms for the development of a recycling facility in Mississippi and in Kansas to convert disposable tires and plastic into crude oil. Ebbros would develop the facilities by providing the building and equipment according to Company specifications. The Company would lease, with a purchase option, the building and equipment from Ebbros. Ebbros would also purchase the crude oil produced at the facilities. This joint development would assist the Company in the generation of revenue.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Costs of maintenance and repairs will be charged to expense as incurred. The Company through September 30, 2011, incurred some engineering and design costs on a facility they are planning to build or purchase to refurbish. All of these costs are non-depreciable until the facility is in service.

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

	September 30,	September 30,
	2011	2010

Net loss	$(2,464,818)	$(3,422,329)

Weighted-average common shares
outstanding (Basic)	66,874,053	61,753,139

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	1,851,857	-

Weighted-average common shares
outstanding (Diluted)	68,725,910	61,753,139

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory

Inventory is valued at the lower of cost (on a first-in, first-out (FIFO) basis) or market. Inventory of $15,496 as of September 30, 2011 consists of the plastic raw materials that are awaiting conversion. This material is located at Green EnviroTech Riverbank, Inc. (GETRB). GETRB inventory has been accumulated in anticipation of opening the Riverbank facility. There has been no reserve for obsolescence of inventory and inventory is only removed upon use. The Company includes in its Cost of Revenues its costs of materials as well as other direct costs in the delivery of its materials to the warehouse and products to its customers as well as freight and other costs. When the Company commences the conversion process they will also include the work in process inventory and finished goods in its inventory. This inventory was sold on December 28, 2011. (See Note 15)

Goodwill and Other Intangible Assets

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

The goodwill that was recorded was offset by the return of the preferred shares and forgiveness of the remaining $700,000 note payable when the contract with Magic Bright was canceled effective April 1, 2011 when the Company disposed of this subsidiary. As a result, no goodwill remains as of September 30, 2011.

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of September 30, 2011, no additional accrual for income taxes is necessary.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3- STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 25,000,000 preferred shares of $0.001 par value stock authorized. The Company had not issued preferred stock until March 30, 2011 when they issued 1,000,000 shares of preferred stock to the shareholders of Magic Bright to complete the Magic Bright acquisition. The parties agreed effective April 1, 2011 to cancel the agreement. As a result of the cancelation, Magic Bright has returned the shares of stock issued in the transaction. (See Note 14). As of September 30, 2011, there are no shares of preferred stock issued and outstanding.

Common Stock

The Company was established with two classes of stock, common stock – 250,000,000 shares authorized at a par value of $0.001; and preferred stock – 25,000,000 shares authorized at a par value of $0.001. On June 28, 2010, the Company amended its certificate of incorporation to effect an increase in its authorized common shares from 75,000,000 to 250,000,000.

NOTE 3- STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Common Stock (Continued)

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

During the three months ended June 30, 2011, the Company issued 597,250 shares of common stock with a fair value of $108,495 (250,000 shares valued at $.18 per share, 70,000 shares valued at $.15 per share, 177,250 shares valued at $.22 per share and 100,000 shares valued at $.14 per share) for professional services. The Company issued an additional 290,641 shares of common stock issued to Centurion Private Equity LLC for fees in connection with a funding agreement which is further explained in Note 13. (248,591 shares valued at $.50 per share and 42,050 shares valued at $.24 per share). The Company issued an additional 333,333 shares of common stock issued at a price of $.15 per share for working capital. The $50,000 from these common shares was used to reduce the note balance owed to HE Capital S.A. The Company issued an additional 4,790,081 shares of common stock placed into reserve as part of the agreement with Asher Enterprises Inc. concerning their notes which are further explained in Note 5. (These shares were valued at par value $.001 while in reserve)

During the three months ended September 30, 2011, the Company did not issue any shares of common stock.

As of September 30, 2011, there were 69,843,313 shares of common stock issued and outstanding.

NOTE 3- STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

Warrants

On January 24, 2011, the Company issued 190,000 warrants to the investors who subscribed to the Secured Debenture financing. These warrants are five-year warrants to purchase an aggregate of 190,000 shares of common stock at an exercise price of $0.40 per share, which may be exercised on a cashless basis.

The value of these warrants was $123,120 at inception which represents the debt discount on the Secured Debentures issued on January 24, 2011. The debt discount will be amortized over the life of the debt which was six months. On July 21, 2011, the debt was extended an additional six months to a new due date of January 24, 2012. The investors received a total 380,000 shares of common on December 7, 2011 for agreeing to the extension. The extension and modification to the Secured Debentures, did not constitute a material modification under ASC 470-50, and thus the Company recorded the shares as additional expense with a liability to issue these shares. On February 2, 2012, this due date was extended to September 24, 2012. (See Note 6 & Note 15)

In addition, the Company issued 19,000 five-year warrants to the brokers as commission on the Secured Debenture transaction. These warrants carry the same term as the investor warrants. The value of the warrants was $18,242 and was reflected as loan fees in statement of operations for the nine months ended September 30, 2011.

On April 22, 2011, the Company entered into an Agreement with Mosaic Capital LLC wherein Mosaic will act as the Company’s financial advisor. Contained in Mosaic’s compensation package is a $30,000 fee payable in cashless warrants. Mosaic is to receive 142,857 warrants convertible into one (1) share of the Company’s common stock within five years from the date of the Agreement. These warrants were valued at $0.21 per share which was the value of the Company’s common share on the date of execution of the Agreement. These warrants were issued on August 1, 2011. Please refer to Note 1 for more on the Mosaic Capital LLC Agreement.

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

The Following is a breakdown of the warrants:

Warrants	Exercise Price	Date Issued	Term

190,000	$0.40	1/24/2011	5 Years
19,000	$0.00	1/24/2011	5 Years
1,500,000	$0.01	5/25/2011	3 Years
142,857	$0.01	8/1/2011	5 Years

1,851,857

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

This loan has been extended again to December 31, 2011. The CEO has advanced $1,224,856 from inception through September 30, 2011 and the Company repaid $924,859 of these advances. The Company converted $754,377 of these advances into shares of common stock on May 11, 2010 at a $1 per share.

The remaining principal under this loan due as of September 30, 2011 is $303,996. $24,702 of interest is accrued on the loan at September 30, 2011. The CEO converted $200,000 of this note in exchange for 40,000,000 common shares of the company on December 1, 2011.

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

On December 3, 2010, HE Capital S.A. loaned the Company $20,000. This loan is for one year and has an annual 8% interest rate. This loan was used to pay additional fees on the Naranza Capital Partners LLC equipment lease (see Note 11). An addendum was agreed to by the Company and HE Capital on February 10, 2011 to increase this loan amount to an incremental amount not to exceed $500,000. The balance of this loan amount at September 30, 2011 was $480,750. $300,000 of this amount was the cash payment needed in the closing of the Magic Bright Limited acquisition on March 30, 2011 (see Note 7). The remainder of $180,750 was used in the Company for working capital.

On May 25, 2011, the Company reduced its debt to HE Capital S.A. by paying $50,000 in cash received from the sale of 333,333 shares of Common Stock of the Company.

The total balance of notes outstanding with HE Capital at September 30, 2011 is $823,250. Interest incurred for the nine months ended September 30, 2011 and 2010 was $39,148 and $1,444, and interest accrued through September 30, 2011 on these HE Capital notes is $48,433. On December 1, 2011 $65,000 of these notes was converted into shares of common stock of the Company. (See Note 15)

The Company also entered into a loan payable with an individual in the amount of $20,000 at 10% due on demand. The Company repaid $10,000 of this note on August 10, 2010. The Company also repaid $2,500 of this note on April 13, 2011. As of September 30, 2011 the loan has an outstanding balance of $7,500 and accrued interest in the amount of $1,935.

NOTE 5- LOAN PAYABLE – OTHER (CONTINUED)

On March 31, 2011, the Company signed a Promissory Note in the amount of $50,000 from JDS Squared. The note calls for interest in the amount of five percent (5%) per annum from the date of issue until due on September 30, 2011. The Company has the right to prepay the note with interest anytime following the issue date of the note. The funds were used for working capital. This note was converted into shares of common stock of the Company on December 1, 2011. (See Note 15)

On April 12, 2011, the Company received $53,000 from Asher Enterprises, Inc. in exchange for a Convertible Promissory Note. The note calls for interest in the amount of eight percent (8%) per annum from the date of issue until due on January 12, 2012. The Company has the right to prepay the note with interest anytime after sixty (60) days following the issue date of the note. The Company has to issue a prepayment notice within three (3) trading days prior to the prepayment date. The prepayment amount is one hundred twenty-five percent (125%) of the principal balance. Asher Enterprises, Ins. has the right to convert the note or any part of the unpaid principal balance of the note into common shares of the Company anytime after one hundred eighty (180) days following the issue date of the note. The conversion price is sixty three percent (63%) of the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The funds were used for working capital. This note also calls for 808,913 shares of the Company’s common shares to be placed into a reserve account. On August 23, 2011, the Company received a notice of default on this note from Asher as a result of the Company’s failure to remain current in its SEC filings. The note remains outstanding and in default as of September 30, 2011.

On April 27, 2011, the Company received $42,500 from Asher Enterprises, Inc. in exchange for a Convertible Promissory Note. The note calls for interest in the amount of eight percent (8%) per annum from the date of issue until due on January 12, 2012. The Company has the right to prepay the note with interest anytime after sixty (60) days following the issue date of the note. The Company has to issue a prepayment notice within three (3) trading days prior to the prepayment date. The prepayment amount is one hundred twenty-five percent (125%) of the principal balance. Asher Enterprises, Ins. has the right to convert the note or any part of the unpaid principal balance of the note into common shares of the Company anytime after one hundred eighty (180) days following the issue date of the note. The conversion price is sixty one percent (61%) of the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The funds were used for working capital. This note also calls for 1,865,885 shares of the Company’s common shares to be placed into a reserve account. On August 23, 2011, the Company received a notice of default on this note from Asher as a result of the Company’s failure to remain current in its SEC filings. The note remains outstanding and in default as of September 30, 2011.

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

This note also calls for 2,115,283 shares of the Company’s common shares to be placed into a reserve account. On August 23, 2011, the Company received a notice of default on this note from Asher as a result of the Company’s failure to remain current in its SEC filings. The note remains outstanding and in default as of September 30, 2011.

NOTE 5- LOAN PAYABLE – OTHER (CONTINUED)

On July 7, 2011, the Company signed a Promissory Note in the amount of $12,000 from Crackerjack Classic LLC. The note calls for interest in the amount of eight percent (8%) per annum from the date of issue until due on July 8, 2012. The Company has the right to prepay the note with interest anytime following the issue date of the note. The funds were used for working capital. This note was converted into shares of common stock of the Company on December 1, 2011. (See Note 15)

NOTE 6- SECURED DEBENTURES

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

On July 21, 2011, the Secured Debentures were extended an additional six months to a new maturity date of January 24, 2012. Everything concerning the Debentures remained the same. The Investors will receive an additional 380,000 shares of common stock from the Company for agreeing to the extension. These shares were valued at $38,000 on July 25, 2011, the first day of the extension. This amount was treated as additional interest to the investors and was expensed. The extension and modification to the Secured Debentures, did not constitute a material modification under ASC 470-50. These shares were issued to the Investors on December 7, 2011.

The Company also issued to the Investors five-year warrants to purchase an aggregate of 190,000 shares of common stock at an exercise price of $0.40, which may be exercised on a cashless basis.

The Company as of September 30, 2011, raised $380,000 from the investors.

Interest on these notes for the nine months ended September 30, 2011 was $34,247 and accrued as of September 30, 2011 (12%) was $36,897.

The $380,000 in proceeds from the financing transaction was allocated to the debt features and the warrants based upon their fair values. The value of the warrants ($123,120) was recorded as a debt discount on the secured debentures. This discount has been fully amortized as of September 30, 2011..

The estimated fair value of the 190,000 warrants to the investors at issuance on January 24, 2011 was $141,362 and has been classified as Additional Paid In Capital - Warrants on the Company’s condensed consolidated balance sheet. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model.

On October 22, 2010, the Company entered into an engagement for an independent introducing agent services with Legend Securities, Inc. (“LSI”) where in LSI has agreed to introduce investors to the Company in the form of equity and/or debt. In accordance with the agreement, LSI received 10% of the cash equivalent received by the Company as a fee and 2% of the cash equivalent as an expense allowance. LSI received as compensation for this agreement, $39,600 in fees and expenses in 2010 and $6,000 on January 21, 2011 as well as 19,000 warrants valued at $18,242.

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

As of September 30, 2011, there is no provision for income taxes, current or deferred.

Net operating losses	$2,183,615
Valuation allowance	(2,183,615)

$ -

At September 30, 2011, the Company had a net operating loss carry forward in the amount of $6,422,397, available to offset future taxable income through 2031. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended September 30, 2011 and 2010 is summarized below.

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

Pursuant to the Purchase Agreement, Green EnviroTech agreed to purchase, and Agilyx (formally Plas2Fuel) agreed to sell and install, a twelve vessel waste plastic to oil recycling system (the “System”), for a purchase price of $5,595,645. Green EnviroTech agreed to pay the purchase price over five installments. On December 31, 2009, Agilyx (formally Plas2Fuel) issued a waiver to Green EnviroTech leaving it to the discretion of Green EnviroTech to implement the first installment due date before the equipment would be shipped. As of September 30, 2011, the first installment date had not been determined.

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

NOTE 11- COMMITMENTS (CONTINUED)

Agilyx Agreements (Continued)

Agilyx (formally Plas2Fuel) excluded producers they are servicing on Exhibit A which indicated “none”. The exclusive right is contingent upon the Company purchasing from Agilyx (formally Plas2Fuel) and paying in full for Plastic Reclamation Units on a prearranged schedule as follows:

a)       Twelve (12) Plastic Reclamation Units (“PRU’s”) between January 1, 2010 and December 31, 2010; (as of September 30, 2011 no Units had been ordered. Even though no units have been ordered as set forth in the agreement, Agilyx still recognizes the Company as having exclusive rights with no liability to Agilyx until the first order. It has not been determined when the Company expects to place the first order.)

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

In January of 2011, the State of Wisconsin Investment Board indicated its interest to commit $5 million in a low interest loan to the Company for the purchase of a building in Sheboygan, Wisconsin to be used for the Sheboygan Plant. As of September 30, 2011, the Company had not received a letter of commitment for financial assistance from the State of Wisconsin

F-21

.

Employment Agreements

The Company executed on February 19, 2010 employment contracts for the hire of its Chief Executive Officer for a term of 36 months with one year automatic extensions and its President and Chief Technology Officer for a term of 12 months with one year automatic extensions. Each contract provided for base and incentive salary as well as carried a ten year stock option incentive for the purchase of up to 200,000 of the Company’s common shares at the exercise price of $0.30 which was the closing price of the Company’s common stock on the OTCBB on February 18, 2010. These shares were to vest in 66,667 amounts on each of November 1, 2010 and 2011 and 66,666 on November 1, 2012, assuming the Executive was employed by the Company on such vesting dates. The employment agreements were terminated on October 1, 2010. The employment agreements were terminated until the Company can raise funds. Once the appropriate funds have been raised, the Company will enter into new employment agreements with senior management. Any amounts that were accrued as salary for these individuals was reversed and no stock options were issued.

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

On January 27, 2011, Wayne Leggett was elected to the Board of Directors of the Company, and Lou Perches was appointed Chief Operating Officer of the Company. Mr. Leggett has been the Company’s Chief Financial Officer since March 2010. Mr. Perches will receive a salary of $7,500 per month for six months during which he will devote 100% of his business time to the Company. The Company currently uses Mr. Perches on an as needed basis and accrues any compensation to him that is unpaid.

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

The Company will recognize the assets and the obligation under the capital lease at the time that Naranza Capital Partners honors the commitment and places the order of the equipment and installs the equipment. The deposits are recognized as non-current assets on the Company’s consolidated balance sheets at September 30, 2011. As of September 30, 2011, the equipment had not been ordered for shipment. On April 1, 2011, a Demand Letter was sent to Naranza Capital Partners for the return of the Company’s deposit.

Naranza Capital Partners have not returned the deposit as of September 30, 2011.

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

NOTE 11- COMMITMENTS (CONTINUED)

Riverbank Site (Continued)

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

This Letter of Intent from Ravago has the potential to save the Company millions of dollars for the purchase of compounding equipment, operations and maintenance of the equipment as well as provides the Company a Sales and Marketing Department. The Letter of Intent, if executed will make Ravago the Company’s only customer for its compound material. The Company met with executives of Ravago on February 23, 2011 and negotiated the final agreement between Ravago and the Company. The Company has not executed the agreement by September 30, 2011.

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

NOTE 12- ACQUISITION (CONTINUED)

Magic Bright Transaction (Continued)

The Company acquired the following assets and assumed the following liabilities in the acquisition of Magic Bright:

Cash	$54,378
Accounts Receivable	367,038
Inventory	1,293,118
Prepaid expenses and other assets	378,504
Fixed Assets	1,739,560
Accounts payable and accrued expenses	(1,410,137)
Deferred tax liablility	(13,923)
Long-term bank debt	(1,452,035)

Total assets and liabilities acquired	$956,503

Consideration paid for acquisition of Magic Bright	$6,104,880

Value of Goodwill	$5,148,377

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

NOTE 13- INVESTMENT AGREEMENT

Centurion Private Equity, LLC Agreement

On April 8, 2011, Green EnviroTech Holdings Corp. (the “Company”) entered into an investment agreement with Centurion Private Equity, LLC (“Centurion”). Pursuant to the Investment Agreement, Centurion agreed to purchase from the Company, from time to time in the Company’s sole discretion (subject to the conditions set forth therein), for a period of up to 24 months commencing on the effective date of the registration statement to be filed by the Company for resale of the shares of common stock issuable under the Investment Agreement, but in no event extending beyond the date that is 30 months from April 8, 2011, up to $5,000,000 in the Company’s common stock

The Company issued to Centurion 290,641 shares of common stock as a commitment fee and 31,250 shares of common stock as a due diligence/legal and administrative fee. Pursuant to a registration rights agreement between the Company and Centurion entered into in connection with the Investment Agreement, the Company agreed to file a registration statement for the resale of not less than the maximum number of shares of common stock allowable pursuant to Rule 415 under the Securities Act of 1933, as amended, issuable under the Investment Agreement (including the Commitment Shares and the Fee Shares), within 60 days of execution of the Investment Agreement, and to have such registration statement declared effective by the Securities and Exchange Commission (the “SEC”) within 120 days of execution of the Investment Agreement (or 150 days if such registration statement is reviewed by the SEC).

NOTE 13- INVESTMENT AGREEMENT (CONTINUED)

Centurion Private Equity, LLC Agreement (Continued)

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

On July 8, 2011, the Company filed an S-1 Registration Statement registering securities for the benefit of the Centurion Agreement was filed with the SEC. However, on July 22, 2011, the Company withdrew the registration statement.

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

NOTE 14- DISPOSITION OF MAGIC BRIGHT (CONTINUED)

The following are the operating results included in discontinued operations for the nine and three months ended:

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 AND
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH MARCH 31, 2011

	IN US$
			OCTOBER 6, 2008
			(INCEPTION)
	NINE MONTHS	THREE MONTHS	THROUGH
	SEPTEMBER 30, 2011	SEPTEMBER 30, 2011	MARCH 31, 2011

REVENUE	$32,555	$-	$32,555

COST OF REVENUES	8,197	-	13,499

GROSS PROFIT	24,358	-	19,056

OPERATING EXPENSES
General and administrative	172	-	453,812
Total operating expenses	172	-	453,812

Net Income from operations	$24,186	$-

The impact on the Company’s balance sheet due to the disposition of Magic Bright Limited was as follows: The Company reduced its Assets by a total of $9,028,265 the Company reduced its Liabilities by $3,598,362 and the Company decreased its Shareholder equity by $5,000,000.  For the nine months ended September 30, 2011, the transaction had the following impact on the Company’s statement of operations: The Company increased its Expenses by $429,066 as a result of the loss created from writing off its investment in Magic Bright Limited when the Company discontinued its operations. The Company also decreased its net loss by $24,186 as a result of recognizing one day of net income from the discontinued operations of Magic Bright.

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

NOTE 15- SUBSEQUENT EVENTS (CONTINUED)

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

NOTE 15- SUBSEQUENT EVENTS (CONTINUED)

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

On December 4, 2009, the Company formed Green EnviroTech Wisconsin, Inc., (“GET WISC”) a Wisconsin corporation, in anticipation of opening a plant in Wisconsin. As of September 30, 2011, the Company is in discussions regarding the acquisition of a plant location in Sheboygan, Wisconsin.

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

·	The Company agreed to purchase, and the Sellers agreed to sell, all of the issued shares of Magic Bright (the “Ordinary Shares”), subject to the terms and conditions therein.

·	The Company agreed to pay to the Sellers, in consideration for the Ordinary Shares, an aggregate purchase price of $6,000,000, consisting of $1,000,000 in cash (the “Cash Consideration”) and $5,000,000 in securities. The Cash Consideration was payable as follows: (i) $300,000 on the closing date (which the parties agreed would occur on or prior to March 30, 2011); (ii) $300,000 on June 16, 2011; (iii) $200,000 on September 16, 2011; and (iv) $200,000 on December 16, 2011. The $5,000,000 in securities were payable in the form of 1,000,000 shares of Magic Bright Acquisition Series Convertible Preferred Stock (with a stated value of $5.00 per share), which the Company agreed to issue to the Sellers on the closing date.

·	The Company agreed to use its reasonable best efforts to obtain at least $3,000,000 in net proceeds from financings and allocate such net proceeds towards the business and operations of Magic Bright by way of interest free loans from the Company to Magic Bright within the period of 15 months from the closing. If the Company (i) does not obtain and allocate at least $2,000,000 of such net proceeds towards the business and operations of Magic Bright by way of interest free loans from the Company to Magic Bright on or before the date falling on the expiry of 12 months from the closing or (ii) does not obtain and allocate at least $3,000,000 in aggregate of such net proceeds towards the business and operations of Magic Bright by way of interest free loans from the Company to Magic Bright on or before the date falling on the expiry of 15 months from the closing or (iii) fails to pay all of the Cash Consideration by December 16, 2011, each Seller shall have the option to re-purchase the Ordinary Shares sold by such Seller to the Company, in exchange for the Preferred Shares issued by the Company to such Seller.

·	Three years from the closing, each Seller will have a one-time ninety (90) day option (“Buy Back Option”) to purchase back 50.1% of the Ordinary Shares sold by such Seller to the Company, in exchange for the 50% of the Preferred Shares issued by the Company to such Seller (or the fair market equivalent in cash of such shares).

·	The Company agreed, on or prior to closing, to (i) have the Seller Wong Kwok Wing, Tony (“Tony”), appointed to the Company’s board of directors, (ii) enter into an employment agreement with Tony in form and substance satisfactory to Tony, and (iii) issue an aggregate of 184,000 shares of common stock to employees of Magic Bright.

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

Pursuant to the employment agreement between the Company and Tony entered into in connection with the closing under the Purchase Agreement:

·	Tony will serve as President of the Company’s Magic Bright subsidiary for a term of six years commencing on March 31, 2011. During this period, Mr. Wong will also serve as Magic Bright’s sole director.

·	The Company agreed to pay Tony a base salary of $240,000, an annual bonus of 30% of the after tax net profit of Magic Bright, up to $1,500,000, plus 20% of the after tax net profit of Magic Bright with respect to any greater amount in the same year, a housing allowance of $6,000 per month, and a car allowance of $4,000 per month.

·	The employment agreement may be terminated by Tony upon not less than 3 months written notice, or by the Company upon not less than 6 months’ written notice (or forthwith upon payment of 6 months’ base salary).

The Company acquired the following assets and assumed the following liabilities in the acquisition of Magic Bright:

Cash	$54,378
Accounts receivable	367,038
Inventory	1,293,118
Prepaid expenses and other assets	378,504
Fixed assets	1,739,560
Accounts payable and accrued expenses	(1,410,137)
Deferred tax liability	(13,923)
Long-term bank debt	(1,452,035)

Total of assets and liabilities acquired	$956,503

Consideration paid for acquisition of Magic Bright	$6,104,880

Value of Goodwill	$5,148,377

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2010, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2011.

Results of Operations

Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010

Revenues

We had $1950 in revenues for the nine months ended September 30, 2011, as compared to revenues of $0 for the nine months ended September 30, 2010.  These revenues for the first nine months were from the sale of waste plastic stored at the Riverbank Location. As a result of this sale, the Company had revenues from October 6, 2008 (inception) through September 30, 2011 for the first time.

Cost of Revenues

For the nine months ended September 30, 2011, we had $12,835 in total cost of revenues compared to $0 for the nine months ended September 30, 2010. The cost of revenue for the first Nine months was from the sale of waste plastic that had to be moved.

Operating Expenses

The wages and professional fees for the nine months ended September 30, 2011 were $1,133,531 as compared to $3,140,458 for the nine months ended June 30, 2010. The wages and professional fees for the nine months ended September 30, 2011 included $341,632 in professional fees paid by issuing 5,677,972 shares of common stock and included $239,303, the value of 1,500,000 common stock warrants issued on May 25, 2011to the CFO.  Though there was a decrease of $2,006,927 in wages and professional fees, the Company still maintains its efforts in engineering and design related to the equipment and building projections and landfill testing concerning the Sheboygan, Wisconsin plant.

The general and administrative expenses for the nine months ended September 30, 2011 were $300,198 as compared to $259,038 for the nine months ended September 30, 2010, an increase of approximately 15.89%. This increase of $41,160 was the result of an increase in travel, entertainment, advertising and marketing concerning the promotion of the company.

Non-Operating Expenses

The non operating expenses for the nine months ended September 30, 2011 were $615,324 as compared to $22,834 for the nine months ended September 30, 2010, an increase of 2,595%.  The increase of $592,490 in non operating expenses was the result of the interest incurred on the working capital notes the Company incurred since inception through September 30, 2011 in the amount of $252,901 as compared to $22,834 in interest for the nine months ended September 30, 2010.  The increase was also a result of the Company amortizing $123,120 of the debt discount assigned to the warrants issued with the debentures the Company sold to accredited investors on January 24, 2011.  The total amount of the debt was $380,000 of which $123,120 was assigned to the warrants as a debt discount to be amortized over six months.

The discontinued operations for the nine months ended September 30, 2011 was a loss of $404,880 as a result of terminating the Magic Bright purchase agreement effective April 1, 2011 as previously discussed in the Corporate History section.

As a result of the above, the Company had a net loss of $2,464,818 for the nine months ended September 30, 2011 compared to $3,422,329 for the nine months ended September 30, 2010.

Liquidity and Capital Resources

Green EnviroTech Holdings Corp on September 30, 2011 had a balance of cash in the bank in the amount of $1,330. The Company had accounts receivable in the amount of $0, Inventory in the amount of $15,496, and other current assets in the amount of $27,500. The Company had accounts payable to vendors and accrued expenses in the amount of $3,093,827.

The Company had an unsecured, loan payable in the form of a line of credit with its CEO. The CEO had provided a line of credit up to $200,000 at 4% interest per annum to the Company to cover various expenses and working capital infusions until the Company can be funded. This loan was extended from the original due date of December 31, 2009 to December 31, 2010 and the amount was increased from $200,000 to $1,000,000. This loan has been extended again to December 31, 2012.  The CEO has advanced $1,228,856 from inception through September 30, 2011 and the Company repaid $924,859 of these advances.  The Company converted $754,377 of these advances into shares of common stock on May 11, 2010 at $1 per share. The remaining principal under this loan due as of September 30, 2011 is $303,996.  $24,702 of interest is accrued on the loan at September 30, 2011. On December 1, 2011 $200,000 of this note was exchanged for common stock of the Company.

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

The total balance of notes outstanding with HE Capital at September 30, 2011 is $823,250. Interest incurred for the nine months ended September 30, 2011 and 2010 were $39,148 and $1,444, and interest accrued through September 30, 2011 on these HE Capital notes is $48,432. On December 1, 2011 $65,000 of these notes were exchanged for common stock of the Company.

The Company also entered into a loan payable with an individual in the amount of $20,000 at 10% due on demand. The Company repaid $10,000 of this note on August 10, 2010.  As of June 30,, 2011 the loan has an outstanding balance of $7,500.   Interest expense for the nine months ended September 30, 2011 and 2010, was $883 and $1,052, respectively. Accrued interest as of September 30, 2011 was $1,935.

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

These debentures have been extended to September 24, 2012. Interest incurred for the nine months ended September 30, 2011 and 2010 were $34,247 and $0 respectively. Interest accrued through September 30, 2011 was $36,897.

The $380,000 in proceeds from the financing transaction was allocated to the debt features and the warrants based upon their fair values.  The value of the warrants ($123,120) was recorded as a debt discount on the secured debentures. This discount will be amortized over the life of the secured debentures, six months. During the nine months ended September 30, 2011, the Company amortized the whole amount of the value of the warrants of $123,120.

The estimated fair value of the 190,000 warrants to the investors at issuance on January 24, 2011 was $141,362 and has been classified as Additional Paid In Capital - Warrants on the Company’s condensed consolidated balance sheet. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model.

On March 31, 2011, the Company issued a Promissory Note in the amount of $50,000 to JDS Squared.  The proceeds were received on April 5, 2011 in exchange for the Note. The note was recorded on the books on the date received.  The note calls for interest in the amount of five percent (5%) per annum from the date of issue until due on September 30, 2011.  The note has been extended to September 30, 2012. The Company has the right to prepay the note with interest anytime following the issue date of the note.    There was accrued interest for the nine months ended September 30, 2011 in the amount of $1,260. The funds were used for working capital. On December 1, 2011, this note was exchanged for common stock of the Company.

On April 12, 2011, the Company received $53,000 from Asher Enterprises, Inc. in exchange for a Convertible Promissory Note. The note calls for interest in the amount of eight percent (8%) per annum from the date of issue until due on January 12, 2012. The Company has the right to prepay the note with interest anytime after sixty (60) days following the issue date of the note. The Company has to issue a prepayment notice within three (3) trading days prior to the prepayment date. The prepayment amount is one hundred twenty-five percent (125%) of the principal balance. Asher Enterprises, Ins. has the right to convert the note or any part of the unpaid principal balance of the note into common shares of the Company anytime after one hundred eighty (180) days following the issue date of the note. The conversion price is sixty three percent (63%) of the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The funds were used for working capital. This note also calls for 808,913 shares of the Company’s common shares to be placed into a reserve account. On August 23, 2011, the Company received a notice of default on this note from Asher as a result of the Company’s failure to remain current in its SEC filings. The note remains outstanding and in default as of September 30, 2011.

On April 27, 2011, the Company received $42,500 from Asher Enterprises, Inc. in exchange for a Convertible Promissory Note. The note calls for interest in the amount of eight percent (8%) per annum from the date of issue until due on January 12, 2012. The Company has the right to prepay the note with interest anytime after sixty (60) days following the issue date of the note. The Company has to issue a prepayment notice within three (3) trading days prior to the prepayment date. The prepayment amount is one hundred twenty-five percent (125%) of the principal balance. Asher Enterprises, Inc. has the right to convert the note or any part of the unpaid principal balance of the note into common shares of the Company anytime after one hundred eighty (180) days following the issue date of the note. The conversion price is sixty one percent (61%) of the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The funds were used for working capital. This note also calls for 1,865,885 shares of the Company’s common shares to be placed into a reserve account. On August 23, 2011, the Company received a notice of default on this note from Asher as a result of the Company’s failure to remain current in its SEC filings. The note remains outstanding and in default as of September 30, 2011.

On May 23, 2011, the Company received $40,000 from Asher Enterprises, Inc. in exchange for a Convertible Promissory Note. The note calls for interest in the amount of eight percent (8%) per annum from the date of issue until due on February 25, 2012. The Company has the right to prepay the note with interest anytime after sixty (60) days following the issue date of the note. The Company has to issue a prepayment notice within three (3) trading days prior to the prepayment date. The prepayment amount is one hundred thirty-five percent (135%) of the principal balance. Asher Enterprises, Inc. has the right to convert the note or any part of the unpaid principal balance of the note into common shares of the Company anytime after one hundred eighty (180) days following the issue date of the note. The conversion price is sixty one percent (61%) of the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The funds were used for working capital. This note also calls for 2,115,283 shares of the Company’s common shares to be placed into a reserve account. On August 23, 2011, the Company received a notice of default on this note from Asher as a result of the Company’s failure to remain current in its SEC filings. The note remains outstanding and in default as of September 30, 2011.

On July 7, 2011, the Company issued a one year Promissory Note in the principal amount of $12,000 to Crackerjack Classic LLC. The note bears interest at the rate of eight percent (8%) per annum due upon maturity. The Company has the right to prepay the note with interest anytime following the issue date of the note. The funds were used for working capital. This note was converted into shares of common stock of the Company on December 1, 2011.

Cash provided by financing activities for the nine months ended September 30, 2011 was $455,050 as compared to $820,033 for the nine months ended September 30, 2010.

We will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities.  However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

We had cash of $1,330 as of September 30, 2011. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably. The Company expects increases in the legal and accounting costs and costs to obtain funding.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings to which the Company or any of its property is the subject.

Item 1A. Risk Factors.

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2011, the Company issued warrants to purchase 142,857 shares of common stock with an exercise price of $0.01 for services

In connection with the foregoing, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

The Company is in default under promissory notes issued to Asher Enterprises, Inc. for failure to make required payments of interest and principal and failure to remain current in its SEC filings. Aggregate principal and interest owed as of the date of this filing is $ 140,034.

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

Green EnviroTech Holdings Corp.

Date: April 25, 2012	By:	/s/ Gary DeLaurentiis
Gary DeLaurentiis
Chief Executive Officer (principal executive officer)

Date: April 25, 2012	By:	/s/ Wayne Leggett
Wayne Leggett
Chief Financial Officer (principal financial officer, principal accounting officer)

