Form 10-K
period 2011-12-31
GREEN ENVIROTECH HOLDINGS CORP.
filed 2012-08-17
CIK 1428765

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

(mark one)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2011

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-54395

GREEN ENVIROTECH HOLDINGS CORP.

 (Exact Name of registrant as specified in its charter)

Delaware	32-0218005
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

PO Box 692 Riverbank, CA	95367
(Address of Principal Executive Offices)	(Zip Code)

(209) 881-3523.
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class to be so registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐     No ☑

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐      No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $3.9 million as of June 30, 2011. Shares of voting stock held by each executive officer and director of the registrant and each person who beneficially owns 10% or more of the registrant’s outstanding voting stock has been excluded from the calculation. This determination of affiliated status may not be conclusive for other purposes.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Registrant’s common stock as of July 31, 2012, was 200,833,233 shares.

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

Our common stock (“Common Stock”) is quoted on the Pink Sheets under the symbol “GETH”.  We have legally changed our name to Green EnviroTech Holdings Corp. in the State of Delaware and FINRA has approved the corporate name change of the Company. There has been limited trading to date in the Common Stock. We have a total of 250,000,000 authorized common shares with a par value of $0.001 per share and 25,000,000 authorized preferred shares. On March 11, 2010, the Company effected a 14-to-1 stock dividend, pursuant to which each stockholder of the Company was issued 14 additional shares of common stock for each share of common stock held by such shareholder as of the record date for the stock dividend of March 11, 2010. As a result of this stock dividend, the number of shares of the Company’s common stock issued and outstanding increased from approximately 4,000,000 to 60,000,000. On June 28, 2010, the Company amended its certificate of incorporation to effect an increase in its authorized common shares from 75,000,000 to 250,000,000. As of July 31, 2012, there are 200,833,233 shares of common stock issued and outstanding.

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

Our executive offices are located at P. O. Box 692, Riverbank, CA 95367, and our phone number at this address is (209) 881-3523.

Overview of Our Business

We are a development stage plastics recovery, separation, cleaning, and recycling company. We intend to supply recycled commercial plastics to industries such as the automotive and consumer products industries, and plan to construct large-scale plastics recycling facilities near automotive shredder locations nationwide. Operating with large national metal recycling partners, the Company, using a patent-pending process developed in conjunction with Thar Process, Inc., and Ergonomy LLC, will produce recycled commercial grade plastics ready to be re-introduced into commerce.  Additionally, with other strategic partners, we will convert waste and scrap plastic (both from its own processing and from other sources) into high-value energy products, including sweet crude oil.

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

We now have such a process. We were formed to capitalize on the growing market to supply recycled commercial plastic to businesses which currently use or want to use recycled plastics in their products, such as the automotive and consumer products industries.  Working with our metal shredder/recycling partners, we intend to utilize our proprietary cleaning technology to take the Shredder Residue headed to landfills tainted with contaminants and convert it into two streams of recyclable material with no remaining trace of contaminants.  Using our process, plastics and rubber can be recovered from the shedder waste.  We will use our proprietary technology to process the plastic and rubber stream, removing the contaminants and creating recycled commercial plastic material ready to be re-introduced into commerce.

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

To demonstrate the “Care Car II” program, plastics were recovered from shredder residue including PP/PE (Polypropylene/Polyethylene), ABS (Acrylonitrile butadiene styrene), PUR( Polyurethane) as well as rubber. These materials were then used to create over 150 pounds of recycled plastic that could replace virgin plastics in a new vehicle.  The program vehicles’ parts (molded from recycled plastics) were then subjected to accelerated durability testing and met all Chrysler’s performance and material specifications. The vehicles were subsequently shown at the following technical and public events in 2002:

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

In January of 2011, the State of Wisconsin Investment Board indicated its interest to commit $5 million in a low interest loan to the Company for the purchase of a building in Sheboygan, Wisconsin to be used for the Sheboygan Plant. As of December 31, 2011, the Company had not received a letter of commitment for financial assistance from the State of Wisconsin.

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

Pursuant to the Purchase Agreement, Green EnviroTech agreed to purchase, and Agilyx (formally Plas2Fuel) agreed to sell and install, a twelve vessel waste plastic to oil recycling system (the “System”), for a purchase price of $5,595,645. Green EnviroTech agreed to pay the purchase price over five installments.  On December 31, 2009, Agilyx (formally Plas2Fuel) issued a waiver to Green EnviroTech leaving it to the discretion of Green EnviroTech to implement the first installment due date before the equipment would be shipped.  As of December 31, 2011, the first installment date had not been determined.  The waiver issued to the Company by Agilyx is still in place and recognized by Agilyx.

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

Pursuant to the License Agreement, Agilyx (formally Plas2Fuel) agreed to grant Green EnviroTech a limited license to use Agilyx (formally Plas2Fuel)’s proprietary technology and information in connection with operation of the System at Green EnviroTech’s facilities, for a license fee of 10% of Net Oil Revenue. On May 18, 2010, the License Agreement was amended to give Green EnviroTech an exclusive provisional right to the Auto Shredder Residue (“ASR”) market within North America. The right expires on January 1, 2021. Agilyx (formally Plas2Fuel) excluded producers they are servicing on Exhibit A which indicated “none”.  The exclusive right is contingent upon the Company purchasing from Agilyx (formally Plas2Fuel) and paying in full for Plastic Reclamation Units on a prearranged schedule as follows:

a)	Twelve (12) Plastic Reclamation Units (“ PRU’s ”) between January 1, 2010 and December 31, 2010; Twenty (20) PRU’s between January 1, 2011 and December 31, 2011; (as of December 31, 2011, no units had been ordered. Even though no units have been ordered as set forth in the agreement, Agilyx still recognizes Green EnviroTech as having exclusive rights with no liability to Agilyx until the first order. The Company expects to order its first units by the end of April 2011).
b)	Forty (40) PRU’s between January 1, 2012 and December 31, 2012; and
c)	Forty (40) PRU’s between January 1, 2013 and December 31, 2013; and
d)	Forty (40) PRU’s between January 1, 2014 and December 31, 2014; and
e)	Forty (40) PRU’s between January 1, 2015 and December 31, 2015; and
f)	Forty (40) PRU’s between January 1, 2016 and December 31, 2016; and
g)	Forty (40) PRU’s between January 1, 2017 and December 31, 2017; and
h)	Forty (40) PRU’s between January 1, 2018 and December 31, 2018; and
i)	Forty (40) PRU’s between January 1, 2019 and December 31, 2019; and
j)	Forty (40) PRU’s between January 1, 2020 and December 31, 2020.

On September 24, 2010, the Company received a “term sheet” from Naranza Capital Partners for the lease purchase of $5,000,000 of equipment to be placed in the Riverbank facility.   On November 23, 2010, the Company signed an Equipment Lease Agreement with Naranza Capital Partners for the lease of the equipment needed in the Riverbank Plant.  This Capital Lease also included the installation of this equipment and has a $1 (one dollar) buyout clause.  The term of the lease is for five years (60 months) starting from the date the equipment is operational. The Company paid an application fee of $12,500 plus the first and last month’s lease payments in the amount of $128,945 each.  The Company also paid $10,000 doc fees, site visit fee and legal fees.  As of December 31, 2011, the equipment had not been ordered for shipment.

The Company will recognize the assets and the obligation under the capital lease at the time that Naranza Capital Partners honors the commitment and places the order of the equipment and installs the equipment. The deposits are recognized as non-current assets on the Company’s consolidated balance sheets at December 31, 2011. As of December 31, 2011, the equipment had not been ordered for shipment. On April 1, 2011, a Demand Letter was sent to Naranza Capital Partners for the return of the Company’s deposit.

Naranza Capital Partners have not returned the deposit as of December 31, 2011.

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

Employees

As of the date of the filing of this annual report on Form 10-K, we have four employees who are full-time and three are also our executive officers.  We also have two (2) other employees.  We consider our employee relations to be good.

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

We have a history of losses totaling $6,506,103 through December 31, 2011 and we expect to incur additional substantial operating losses for the foreseeable future and we may never achieve or maintain profitability.  We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability.  We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock and investors would in all likelihood lose their entire investment.

Our independent registered accounting firm has expressed doubt about our ability to continue as a going concern.

Because we have not generated revenue since our inception, our independent registered accounting firm has included in their report for the years ended December 31, 2011 and 2010, an uncertainty with respect to the Company’s ability to continue as a going concern.

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

As of December 31, 2011, we had $112,103 in cash available. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures.  Accordingly we need significant additional capital to fund our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are unable to raise substantial capital, investors will lose their entire investment.

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

Our Common Stock is currently being traded on the Pink Sheets. However, to date there has been a limited trading market for the Common Stock, and we cannot give assurance that a more active trading market will develop. The lack of an active, or any, trading market will impair a stockholder’s ability to sell his shares at the time he wishes to sell them or at a price that he considers reasonable.  An inactive market will also impair our ability to raise capital by selling shares of capital stock and will impair our ability to acquire other companies or assets by using common stock as consideration.

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

Dramatic fluctuations in the price of our Common Stock may make it difficult to sell our Common Stock. The market price of our Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•	dilution caused by our issuance of additional shares of Common Stock and other forms of equity securities in connection with (i) future capital financings to fund our operations and growth, and (ii) attracting and retaining valuable personnel and in connection with future strategic partnerships with other companies;

•	variations in our quarterly operating results;

•	announcements that our revenue or income are below or that costs or losses are greater than analysts’ expectations;

•	the general economic slowdown;

•	sales of large blocks of our Common Stock;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•	Fluctuations stock market prices and volumes.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our Common Stock and/or our results of operations and financial condition.

The ownership of our Common Stock is highly concentrated in our officers.

Based on the 200,833,233 shares of Common Stock outstanding as of July 31, 2012, Gary DeLaurentiis our Chief Executive Officer beneficially owns approximately 26.21% of our outstanding Common Stock. As a result, Mr. DeLaurentiis has the ability to exercise a significant degree of control over our business by, among other items, his voting power with respect to the election of directors and all other matters requiring action by stockholders. Such concentration of share ownership may have the effect of discouraging, delaying or preventing, among other items, a change in control of the Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

NOT APPLICABLE

ITEM 2. PROPERTIES .

On September 1, 2010, the Company signed a five year lease for office space and opened its Riverbank, California offices and changed its corporate offices to California.  The mail for the Company is currently received at 5300 Claus Road, Riverbank, CA 95367.  Our monthly rent is $3,018. On November 16, 2011, the Company asked the City of Riverbank to terminate the three leases with the City the Company had entered into in anticipation of opening the Riverbank plant. The City of Riverbank granted the release and the Company moved out of the Riverbank location. The Company mailing address is P.O. Box 692, Riverbank, CA 95367.

ITEM 3. LEGAL PROCEEDINGS.

We are not party to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

 Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITES.

Market Information

Previously, our Common Stock was eligible for quotation on the Over-the-Counter Bulletin Board under the symbol “WCRM.OB”.   The symbol was changed to “GETH” when the Company’s name was changed to Green EnviroTech Holdings Corp. The Common Stock is presently being quoted on the Pink Sheets. “GETH.PK” For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.   All per share amounts have been adjusted for the Company’s 15 to 1 stock split effected on March 11, 2010.

Fiscal Quarter	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
First Quarter Ended March 31	$1.15	$0.52	$1.01	$0.00
Second Quarter Ended June 30	$1.65	$0.125	$1.65	$0.51
Third Quarter Ended September 30	$0.205	$0.03	$1.25	$0.60
Fourth Quarter Ended December 31	$0.045	$0.005	$1.01	$0.55

Holders

As of July 31, 2012, there were 200,833,233 shares of $0.001 par value common stock issued and outstanding, held by approximately 101shareholders of record.

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

The Company has not adopted any equity compensation plans as of December 31, 2011.

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

On August 9, 2010, the Company formed Green EnviroTech Riverbank, Inc., (“GETRB”) a California corporation, in anticipation of opening the Riverbank, CA plant. The Company is currently leasing space in Riverbank, CA and anticipates operations to commence in the second quarter of 2011. On November 16, 2011, the Company asked the City of Riverbank to terminate the three leases with the City the Company had entered into in anticipation of opening the Riverbank plant. The City of Riverbank granted the release and the Company moved out of the Riverbank location. The Company mailing address is P.O. Box 692, Riverbank, CA 95367.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2011, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Form 10-K for the year ended December 31, 2011..

Results of Operations

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

There were $526,836 in professional fees paid by issuing common stock and or warrants for year ended December 31, 2011 compared to $2,127,782 for the year ended December 31, 2010, a decrease of $1,600,946. The wages and professional fees for the year ended December 31, 2011 were $991,644 as compared to $760,541 for the year ended December 31, 2010, an increase of approximately 30%. This increase of $231,103 in wages and professional fees is the result of the Company’s efforts in engineering and design related to the equipment and building projections and landfill testing concerning the Wisconsin plant and the hiring of our Chief Operations Officer to help with the engineering and design relating to the equipment and building projections. There have been substantial increases in legal and accounting fees, which have been a result of the Company's reporting obligations with the Securities and Exchange Commission.  The increase in professional fees also had to do with the use of financing experts preparing financial models for use in the financing arena.  The Company incurred substantial accounting and auditing expenses when doing the due diligence on Magic Bright Limited, a Hong Kong Corporation (“Magic Bright”).   Magic Bright is a plastics brokerage company brokering plastic in Europe and Asia.   Audits had to be prepared on Magic Bright for the fiscal years ended March 31, 2009 and March 31, 2010.   The Company on February 14, 2011 entered into an agreement to purchase Magic Bright.

On March 5, 2012, the Company entered into a letter agreement (the “Letter Agreement”) with Magic Bright Limited (“Magic Bright”), Wong Kwok Wing Tony (“Tony”), and Chan Sau Fong (collectively with Tony, the “Sellers”). Pursuant to the Letter Agreement, the parties agreed that as a result of the failure by the Company to pay $700,000 in Cash Consideration (as defined in the Purchase Agreement) of the aggregate $1,000,000 Cash Consideration payable by the Company under the Purchase Agreement, dated February 14, 2012, among the Company, Magic Bright, and the Sellers, as amended by Amendment No. 1 and Amendment No.2 thereto, dated March 16, 2011 and March 25, 2011, respectively (as amended, the “Purchase Agreement”), including $300,000 of Cash Consideration due on June 16, 2011, $200,000 of Cash Consideration due on September 16, 2011, and $200,000 of Cash Consideration due on December 16, 2011, the Company was unable to obtain requisite financial statements relating to Magic Bright for periods subsequent to April 1, 2011 (the “Termination Effective Date”).

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

The general and administrative expenses for the year ended December 31, 2011 were $238,581 as compared to $333,741 for the year ended December 31, 2010, a decrease of approximately 29%. This decrease of $95,160 was the result of a decrease in travel, entertainment, advertising and marketing concerning the promotion of the company as a result of a decrease in working capital.

The non-operating expenses for the year ended December 31, 2011 were $844,717 as compared to $34,126 for the year ended December 31, 2010, an increase of 2375%.  The increase of $810,591 in non-operating expenses was the result of $140,972 in interest incurred on the working capital notes the Company incurred since inception through December 31, 2011, $123,120 was the result of the amortization of the debt discount incurred on the Legend debentures for the issuance of stock and warrants for the extension of the debt. Asher Enterprises, Inc. levied an interest penalty in the amount of $67,750 against the Company as a result of the Company’s failure to remain current with its SEC reporting obligations. $370,075 in Interest Expense Equity Issues was recorded in relation to the Derivative Liability recorded in conjunction with the Asher Convertible Notes. Also recorded with this interest expense was a $246,437write off of the value of the warrants issued during the year to officers and Mosaic Capital. In December 2011 the Company recorded a loss in the amount of $142,800 in relation to the $525,000 of debt converted to shares of common stock of the Company.

The Company has generated $1,950 in revenues from the one time sale of a few bales of scrape plastic from October 6, 2008 (inception) through December 31, 2011, but incurred $28,331 in cost of revenues due to equipment leasing in connection with the waste plastic inventory disposed of with the sale of the Riverbank Plant permits in December 2011.  On December 15, 2011, the Company’s wholly-owned subsidiary, Green EnviroTech Riverbank, Inc. (“GETRB”) entered into an asset purchase agreement pursuant to which GETRB sold its inventory and permits to a third party. GETRB’s remaining assets and liabilities were transferred to the Company and GETRB was dissolved on December 31, 2011. The Company has decided to maintain its contract with Agilyx Corporation for the purchase of its equipment and has decided to look for a more favorable location in California or surrounding states. The inventory was disposed of at the same time the permits were sold for $250,000 and the sale was record on the Operations Statement as Disposition of Riverbank Permits. $175,000 was used for working capital and $75,000 was used to repay debt.

The Company reflected a Gross Profit of ($26,381).  The Company is still in its development stage.

As a result of the above, the Company had a net loss of $6,740,647 since inception through December 31, 2011.

Liquidity and Capital Resources

As of December 31, 2011, the Company had a balance of cash in the bank in the amount of $112,103 as compared to $26,184 as of December 31, 2010.  As of December 31, 2011, the Company had accounts payable to vendors and accrued expenses in the amount of $1,297,657 as compared to $528,914 as of December 31, 2010.  As of December 31, 2011, the Company has loans payable-other in the amount of $777,250 as compared to $372,500 as of December 31, 2010.  These loans were used for working capital and to fund the expenses involved in the merger as previously discussed in the business section.  The loan payable to related party was a working capital loan to the Company in the amount of $72,496 by its chief executive officer, Mr. Gary DeLaurentiis.  The related party loan payable was $304,696 for the year ended December 31, 2010. The Company has three Promissory Notes to Asher Enterprises, Inc. These are Convertible Promissory Notes with a discounted conversion price. The amounts of these notes were $135,500 at the yearend. This amount included an interest penalty in the amount of $67,750 assessed against the Company by Asher as a result of the Company’s failure to remain current in its SEC reporting obligations. The total amount reflects $203,250. The value of the discount based upon the current market price of the Company Stock was recorded as a Derivative Liability. This Derivative Liability at December 31, 2011 was $151,738 and was determined by the Black-Scholes formula. Please refer to Note 7 of the financial statements for further information.

The unsecured, loan payable in the form of a line of credit with the CEO provided up to $200,000 at 4% interest per annum to cover various expenses and working capital infusions until the Company can be funded. This loan was extended from the original due date to December 31, 2011 and the amount was increased from $200,000 to $1,000,000. This loan has been extended again to December 31, 2012.  The CEO has advanced $1,231,356 from inception through December 31, 2011 and the Company repaid $180,483 of these advances.  The Company converted $754,377 of these advances into shares of common stock on May 11, 2010 at a $1 per share and converted $200,000 in common shares on December 1, 2011. The remaining principal under this loan due as of December 31, 2011 is $72,496. Interest expense on this line of credit for the years ended December 31, 2011 and 2010 was $14,666 and $12,375, respectively.  In addition, $27,041 interest is accrued at December 31, 2011. The Company anticipates the CEO to convert the balance of these advances into common stock in the future.

The Company received $215,000 on March 31, 2010 and an additional $35,000 on April 9, 2010 from HE Capital, SA as a loan on March 31, 2010.  These notes accrue interest at 8% annually. The Company accrued interest of $2,111 on the loan through May 11, 2010.  These amounts were converted into shares of common stock at $1 per share.  On August 6, 2010, HE Capital loaned the Company $100,000 and loaned the Company an additional $50,000 on September 13, 2010.  These loans are for one year with 8% interest rate. The cash was used for operations of the Company during its development stage. HE Capital loaned the Company $22,500 on October 13. 2010 and $190,000 on December 3, 2010.  These loans are also for one year with 8% interest rate.  HE Capital during the year loaned the Company $542,250 of which $70,000 was paid back and $65,000 was converted into shares of common stock on December 1, 2011. These loans were used to pay the fees and first and last lease payments on the Naranza Capital Partners equipment lease (see Note 6).  The total balance outstanding with HE Capital at December 31, 2011 is $769,750. Interest incurred on the $769,750 loans from HE Capital, SA for the year ended December 31, 2011 was $63,482 and accrued as of December 31, 2010 is $6,787.

The Company also entered into a loan payable with an individual in the amount of $20,000 at 10% due on demand. Interest expense for the year ended December 31, 2010 and accrued interest as of December 31, 2010 is $1,304. The Company repaid $10,000 of this note on August 10, 2010 and repaid $2,500 on April 13, 2011.  The interest went to 12% on February 25, 2011 when the note was not paid in full. As of December 31, 2011 the loan still has an outstanding balance of $7,500 and accrued interest in the amount of $2,257.

On October 22, 2010, the Company entered into an engagement for independent introducing agent services with Legend Securities, Inc. (“LSI”) where in LSI agreed to introduce investors to the Company in the form of equity and/or debt.  In accordance with the agreement, LSI was to receive 10% of the cash equivalent received by the Company as a fee and 2% of the cash equivalent as an expense allowance.  LSI received as compensation for this agreement, $39,600 in fees and expenses in 2010 and $6,000 on January 21, 2011.

The Company as of December 31, 2010, raised $330,000 from the investors, and an additional $50,000 in January 2011. The amounts advanced to the Company were converted into a 12% Secured Debenture dated January 24, 2011 due July 24, 2011. On July 21, 2011, the Secured Debentures were extended an additional six months to a new maturity date of January 24, 2012. All other original terms remained the same. The Investors received an additional 380,000 shares of common stock in exchange for granting the extension. In addition, the investors received 50% warrant coverage totaling 190,000 warrants dated January 24, 2011. LSI also received warrants as a fee totaling 19,000 (10% of the total warrants issued). Interest accrued as of December 31, 2011(12%) was $48,550. $75,000 of these notes was paid on April 27, 2012. Please refer to Note 8 of the financial statements which are a part of this filing for further information.

  The following tables provide selected financial data about our company for the years ended December 31, 2011 and 2010.

Balance Sheet Data:	12/31/11	12/31/10

Cash	$112,103	$26,184
Total assets	$687,922	$544,599
Total liabilities	$2,882,391	$1,536,110
Shareholders' equity	$(2,194,469)	$(991,511)

Cash provided by financing activities since inception through December 31, 2011 was $2,520,185. $80,000 was the result from the sale of shares for cash, $1,413,312 (net) as a result of a loan from different entities and $1,026,873 (net) was a loan from a related party, the company CEO.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  They  have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of December 31, 2011, as further described below.

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

As of December 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial Statements as of December 31, 2011.  These material weaknesses can be rectified by an injection of funding needed to hire personnel to fill the positions needed to carry out the necessary duties for adequate internal controls.  Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

            This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission which permanently exempt smaller reporting companies.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2012.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the last quarter ended December 31, 2011, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE .

Below are the names and certain information regarding the Company’s executive officers and directors.

Name	Age	Position
Gary M. DeLaurentiis	67	Chief Executive Officer and Chairman
Wayne Leggett	66	Chief Financial Officer, Director
Lou Perches	64	Chief Operating Officer

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

  Section 16(a) Beneficial Ownership Compliance

Our officers, directors and shareholders owning greater than ten percent (10%) of our shares are required to file beneficial ownership reports pursuant to Section 16(a) of the Securities and Exchange Act (the “Exchange Act”). All such reporting obligations were complied with during the year ended December 31, 2011, except that, our chief executive officer and chief operating officers have not filed Form 3’s, which will be filed in the near future.

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

Changes in Nominating Process

During the year ended December 31, 2011, there are no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

 The following table sets forth all compensation paid in respect of our Chief Executive Officer and those executive officers who received compensation in excess of $100,000 per year for the years ended December 3, 2010 and 2011:

Name & Principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation Earnings ($)	Total ($)

Gary DeLaurentiis Chief Executive Officer and Chariman	2010 2011	$29,167 $214,800							$29,167 $214,800

Wayne Leggett Chief Financial Officer Director	2010 2011	$82,500 $162,500		$24,000	$234,357				$82,500 $420,857

Lou Perches Chief Operations Officer	2010 2011	$0 $131,250		$6,000					$0 $137,250

•	Gary DeLaurentiis CEO salary was all accrued at December 31, 2011
•	Wayne Leggett CFO salary was accrued in the amount of $127,512 at December 31, 2011and $54,000 at December 31, 2010
•	the stock awards of 4,000,000 common shares was issued on December 1, 2011 at $0.006 per share
•	the option awards was 1,500,000 warrants issued on May 5, 2011, restricted for six months and exercisable within three years from date of issuance at a price of $0.01 per share of common stock per one warrant. The value of the warrants was $234,357 at the date of issue based upon the Black Scholes formula.
•	Lou Perches COO salary was accrued in the amount of $103,807 at December 31, 2011
•	the stock awards of 1,000,000 common shares was issued on December 1, 2011 at $0.006 per share

Employment Agreements

Employment Agreement with Gary DeLaurentiis and Wayne Leggett

On June 1, 2011, the Company entered into employment contracts with its Chief Executive Officer at a base salary of $300,000 and its Chief Financial Officer at a base salary of $240,000 for a term of 36 months with one year automatic extensions. Each contract provided for annual bonuses in an amount equal to at least the base salary of the officers. The contracts also provide for stock and/or option incentive for the purchase of common stock at the discretion of the Board of Directors. Salaries and bonuses are being accrued until such time the company has the funds to pay accrued wages.

Director Compensation

No director of the Company received any compensation for services as director for the year ended December 31, 2011.

Outstanding Equity Awards at December 31, 2011

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2011:

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Wayne Leggett	1,500,000	0	-	$0.01	5/05/2014	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of June 15, 2012 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.  This is based upon a total of 200,833,233 shares issued and outstanding as of July 31, 2012

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Directors and Officers:
Gary M. De Laurentiis	52,630,182	26.21%
Wayne Leggett	18,625,000	9.27%
Lou Perches	1,000,000	.50%

All officers and directors as a group (3 persons)	72,255,182	35.98%

Beneficial owners of more than 5%: HE Capital	13,363,111	6.65%
JDS Squared	10,000,000	4.98%

(1)	Except as otherwise indicated, the address of each beneficial owner is: P.O. Box 692, Riverbank, CA 95367.
(2)	Applicable percentage ownership is based on 200,833,233 shares of Common Stock outstanding as of July 31, 2012 together with securities exercisable or convertible into shares of Common Stock within 60 days of July 31, 2012 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Options or warrants to purchase shares of Common Stock that are currently exercisable or exercisable within 60 days of July 31, 2012 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

  Certain Relationships and Related Transactions

Gary De Laurentiis has provided Green EnviroTech with an unsecured line of credit of up to $ 1,000,000. Interest on the line of credit is 4% per annum. As of December 31, 2011, Mr. De Laurentiss has loaned the Company $ 72,496 pursuant to the line of credit and there is interest due of $ 27,041.

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

Effective January 25, 2011, Jeffrey Chartier resigned as President and as a director of Green EnviroTech Holdings Corp. (the “Company”). In connection with Mr. Chartier’s resignation, the Company and Mr. Chartier entered into a separation agreement pursuant to which:

•	Mr. Chartier agreed to a six month lock-up of the 4,495,680 shares of the Company’s common stock owned by Mr. Chartier (the “JC Shares”), and subsequent “leak-out” selling of no more than 1% of the Company’s issued and outstanding shares of common stock in any 90 day period, in consideration for which the Company agreed to issue Mr. Charter 50,000 shares of common stock (the “LL Transfer Shares”).

•	Mr. Chartier relinquished voting rights to his 4,495,680 shares of common stock, giving Gary DeLaurentiis (the Company’s Chief Executive Officer and Chairman) the proxy to vote such shares, in consideration for which the Company agreed to issue Mr. Chartier 25,000 shares of common stock (the “Proxy Transfer Shares”).

•	Mr. Chartier provided the Company a right of first refusal on any proposed sale of the JC Shares, LL Transfer Shares, Proxy Transfer Shares, and an additional 25,000 shares the Company agreed to issue to Mr. Chartier as partial reimbursement for $30,000 of outstanding expenses.

•	The Company agreed to issue or cause the transfer of an additional 50,000 shares of common stock for Mr. Chartier as severance.

•	Mr. Chartier provided a general release.

Director Independence

Our directors are not independent as that term is defined under the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

For the year ended December 31, 2011, the total fees charged to the company for audit services, including quarterly reviews, were $28,000, for other audit-related services were $0, for tax services were $0, and for other services were $0.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

Exhibit Number	Description
3.1	Certificate of Incorporation (Incorporated by reference to our registration statement on Form S-1 (File No. 333-149626), filed with the Securities and Exchange Commission on March 11, 2008)

3.2	Certificate of Amendment of Incorporation (Incorporated by reference to our current report on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2010

3.3	Certificate of Designation of Magic Bright Acquisition Series C Convertible Preferred Stock (incorporated by reference to our current report on Form 8-K filed with the SEC on February 15, 2011)

3.4	By-Laws (Incorporated by reference to our registration statement on Form S-1 (File No. 333-149626), filed with the Securities and Exchange Commission on March 11, 2008)

10.1	Agreement and Plan of Merger, dated November 20, 2009, by and among the Company, Green Enviro Tech Corp. and Green EnviroTech Acquisition Corp. (Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2009)

10.2	Equipment Purchase and Installation Agreement, dated December 12, 2009, by and among Green Enviro Tech Corp., and Plast2Fuel Corporation (Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2009)

10.3	Oil Marketing and Distribution Agreement, dated December 12, 2009, by and among Green Enviro Tech Corp. and Plast2Fuel Corporation (Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2009)

10.4	License Agreement, dated December 12, 2009, by and among Green Enviro Tech Corp. and Past2Fuel Corporation (Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2009)

10.5	Employment Agreement between the Company and Gary De Laurentiis (incorporated by reference to our annual report on Form 10-K filed with the SEC on April 8, 2010)

10.6	Employment Agreement between the Company and Jeffrey Chartier (incorporated by reference to our annual report on Form 10-K filed with the SEC on April 8, 2010)

10.7	Employment Agreement between the Company and Andrew Kegler (incorporated by reference to our annual report on Form 10-K filed with the SEC on April 8, 2010)

10.7	HE Capital, SA Note dated April 14, 2010 (incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on May 12, 2010)

10.8	First Amendment to Plas2Fuel License Agreement, dated May 18, 2010, by and between Green EnviroTech and Plas2Fuel, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on June 8, 2010)

10.9	License Agreement, dated April 30, 2010, by and between Green EnviroTech and Ergonomy (incorporated by reference to our current report on Form 8-K filed with the SEC on June 8, 2010)

10.10	License Agreement, dated May 18, 2010, by and between Green EnviroTech and Thar Process, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on June 8, 2010)

10.11	License Agreement, dated May 18, 2010, by and between Green EnviroTech and Thar Process, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on June 8, 2010)

10.12	8% Promissory Note, dated August 6, 2010 (incorporated by reference to our quarterly report on Form 10-Q, filed with the SEC on November 9, 2010)

10.13	8% Promissory Note, dated September 13, 2010 (incorporated by reference to our quarterly report on Form 10-Q, filed with the SEC on November 9, 2010)

10.14	Form of Securities Purchase Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on January 27, 2011)

10.15	Form of Debenture (incorporated by reference to our current report on Form 8-K filed with the SEC on January 27, 2011)

10.16	Form of Security Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on January 27, 2011)

10.17	Form of Warrant (incorporated by reference to our current report on Form 8-K filed with the SEC on January 27, 2011)

10.18	Separation Agreement, dated as of January 25, 2011, between the Company and Jeffrey Chartier incorporated by reference to our current report on Form 8-K filed with the SEC on January 31, 2011)

10.19	Securities Purchase Agreement, dated February 14, 2011, between the Company, Magic Bright and the Sellers incorporated by reference to our current report on Form 8-K filed with the SEC on February 15, 2011)

10.20	Amendment No. 1 to Securities Purchase Agreement, between the Company, Magic Bright and the Sellers, dated March 16, 2011 (incorporated by reference to Form 8-K filed with the SEC on March 18, 2011)

10.21	Amendment No. 2 to Securities Purchase Agreement, between the Company, Magic Bright and the Sellers, dated March 25, 2011 (incorporated by reference to Form 8-K filed with the SEC on March 31, 2011)

10.22	Employment Agreement, dated as of March 30, 2011 between the Company and Wong Kwok Wing, Tony, dated as of March 31, 2011 (incorporated by reference to Form 8-K filed with the SEC on April 1, 2011)

10.22	Letter Agreement, dated as of March 5, 2012, between the Company, Magic Bright, and the Sellers (incorporated by reference to Form 8-K filed with the SEC on March 9, 2012).
16	Letter from KBL, LLP (incorporated by reference to 8-K filed with the SEC on May 22, 2012)
21.1	List of Subsidiaries

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEDULE

EX-101.CAL	XBRL EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL EXTENSION LABLE LINKBASE

EX-101.PRE	XBRL EXTENSION PRESENTATION LINKBASE

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

•Consolidated Financial Statements:

•Report of Independent Registered Public Accounting Firm

•Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010

•Consolidated Statements of Operations For the Years Ended December 31, 2011 and 2010 and Period October 6, 2008 (Inception) through December 31, 2011

•Consolidated Statements of Changes in Stockholders’ Equity (Deficit) For the Years Ended December 31, 2011 and 2010

•Consolidated Statements of Cash Flows For the Years Ended December 31, 2011 and 2010 and Period October 6, 2008 (Inception) through December 31, 2011

•Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Michael F. Cronin
Certified Public Accountant
Orlando, FL

Board of Directors and Shareholders

Green EnviroTech Holdings Corp

Riverbank, CA.

I have audited the accompanying consolidated balance sheet of Green EnviroTech Holdings Corp. (a development stage company) as of December 31, 2011 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2011 and the period of October 6, 2008 (Inception) through December 31, 2011 These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of Green EnviroTech Holdings Corp. as of December 31, 2010 were audited by other auditors whose report thereon, dated April 4, 2011, expressed an unqualified opinion.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green EnviroTech Holdings Corp. (a development stage company) as of December 31, 2011 and the results of its operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended and the period of October 6, 2008 (Inception) through December 31, 2011 in conformity with U.S. generally accepted accounting principles.

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

August 6, 2012

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant
NY, FL Orlando, Florida

Report of Independent Registered Public Accounting Firm

To the Directors of

Green EnviroTech Holdings Corp.

We have audited the accompanying consolidated balance sheets of Green EnviroTech Holdings Corp. (formerly Wolfe Creek Mining, Inc.) (the "Company") (a development stage company) as of December 31, 2010, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended December 31, 2010 and period October 6, 2008 (Inception) through December 31, 2010. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green EnviroTech Holdings Corp. (a development stage company) as of December 31, 2010, and the results of its statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended and period October 6, 2008 (Inception) through December 31, 2010 in conformity with U.S. generally accepted accounting principles.

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

/s/KBL, LLP

New York, NY

April 4, 2011

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010
	IN US$

	2011	2010
ASSETS

CURRENT ASSETS
Cash	$112,103	$26,184
Inventory	—	15,496
Other current assets	75,000	5,000
Total current assets	187,103	46,680

Fixed Assets
Plant Equipment	125,000	120,000
Construction in progress	113,929	113,929
	238,929	233,929
Other Assets:
Deposits	261,890	263,990
	261,890	263,990

TOTAL ASSETS	$687,922	$544,599

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$560,873	$458,541
Accrued expenses	736,784	70,373
Secured debentures payable	380,000	330,000
Loan payable - other	777,250	372,500
Loan payable - Convertible	203,250	—
Derivative liability	151,738	—
Loan payable - related party	72,496	304,696
Total current liabilities	2,882,391	1,536,110

TOTAL LIABILITIES	2,882,391	1,536,110

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares authorized,
0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized,
170,433,232 and 63,516,758 shares issued and outstanding	170,433	63,517
(4,790,081 shares are held in reserve)
Additional paid in capital	4,216,149	3,130,753
Additional paid in capital - warrants	387,799	—
Deficit accumulated during development stage	(6,968,850)	(4,185,781)
Total stockholders' equity (deficit)	(2,194,469)	(991,511)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$687,922	$544,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH DECEMBER 31, 2011

IN US$
			OCTOBER 6, 2008
			(INCEPTION)
	YEAR ENDED	YEAR ENDED	THROUGH
	DECEMBER 31, 2011	DECEMBER 31, 2010	DECEMBER 31, 2011

REVENUE	$1,950	$—	$1,950

COST OF REVENUES	28,331	5,302	33,633

GROSS PROFIT	(26,381)	(5,302)	(31,683)

OPERATING EXPENSES
Wages and professional fees	781,699	760,541	2,040,423
Professional fees - common stock issued and warrants issued	736,811	2,127,782	2,922,828
General and administrative	238,580	333,741	692,220
Total operating expenses	1,757,090	3,222,064	5,655,471

NON-OPERATING EXPENSES
Amortization of debt discount	123,120	—	123,120
Interest expense	140,972	34,126	194,868
Interest expense-Penalty	67,750		67,750
Interest expense-Equity Issues	370,075		370,075
Loss on debt conversion	142,800		142,800
Total non-operating expenses	844,717	34,126	898,613

NET (LOSS) FROM OPERATIONS	(2,628,188)	(3,261,492)	(6,585,767)

OTHER INCOME:
Disposition of Riverbank Permits	250,000	—	250,000

DISCONTINUED OPERATIONS:
( Loss) on disposal of discontinued operations	(429,066)	—	(429,066)
Income from discontinued operations	24,186	—	24,186
Total loss from discontinued operations	(404,880)	—	(404,880)

NET (LOSS)	$(2,783,068)	$(3,261,492)	$(6,740,647)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	73,435,356	62,184,274	64,823,280

NET (LOSS) PER SHARE	$(0.04)	$(0.05)	$(0.10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010 AND
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH DECEMBER 31, 2011

IN US$

			OCTOBER 6, 2008
			(INCEPTION)
	YEAR ENDED	YEAR ENDED	THROUGH
	DEC 31, 2011	DEC 31, 2010	DEC 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,783,068)	$(3,261,492)	$(6,740,647)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Common stock issued for services, net of cancelations, including shares issued	472,132	2,127,782	2,658,149
for loss on disposal of discontinued operations ($104,880)
Common stock issued to reduce and extend debt	306,050		306,050
Warrants issued as loan fees to brokers	30,322	—	30,322
Warrants issued to officers	234,357		234,357
Amortization of debt discount	123,120	—	123,120
Fair value change in derivative liability	151,737	—	151,737
Loss on disposal of discontinued operations	429,066		429,066
Income from discontinued operations	(24,186)		(24,186)

Change in assets and liabilities
(Increase) in inventory	15,496	(15,496)	—
(Increase) in deposits and other current assets	(67,900)	(268,990)	(336,890)
Increase in accounts payable and accrued expenses	768,743	176,930	1,299,769
Total adjustments	2,438,937	2,020,226	4,871,494
Net cash (used in) operating activities	(344,131)	(1,241,266)	(1,869,153)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisition of Magic Bright	(300,000)	—	(300,000)
Expenditures related to purchase of equipment for Riverbank Plant	(5,000)	(120,000)	(125,000)
Expenditures related to construction of building		(53,856)	(113,929)
Net cash (used in) investing activities	(305,000)	(173,856)	(538,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	50,000	—	80,000
Proceeds received from loan payable - related party	26,300	934,766	1,231,356
Payments on loan payable - related party	(58,500)	(145,983)	(204,483)
Proceeds received from loan payable - other	604,250	962,500	1,610,312
Proceeds received from loan payable - convertible	135,500		135,500
Payments on loan payable - other	(72,500)	(310,000)	(382,500)
Proceeds received from secured debentures	50,000	—	50,000
Net cash provided by financing activities	735,050	1,441,283	2,520,185

NET INCREASE IN CASH AND CASH EQUIVALENTS	85,919	26,161	112,103

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	26,184	23	—

CASH AND CASH EQUIVALENTS - END OF PERIOD	$112,103	$26,184	$112,103

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$140,972	$34,126	$180,998

NON-CASH SUPPLEMENTAL INFORMATION:
Stock issued for services	$472,132	$2,127,782	$2,658,149
Warrants issued as loan fees to brokers	$30,322	$—	$286,759
Conversion of loans payable for common stock	$306,050	$1,006,488	$1,312,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
(A DELELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2011 AND THE YEAR ENDED DECEMBER 31, 2010

IN US$

								Deficit
						Additional	Additional	Accumulated
					Additional	Paid-In	Paid-In	During the
	Preferred Stock		Common Stock		Paid-In	Capital -	Capital -	Development
	Shares	Amount	Shares	Amount	Capital	Warrants	Options	Stage	Total

Balance - June 26, 2007 (Inception of Wolfe	-	$ -	-	$ -	$ -	$ -		$ -	$ -
Creek Mining, Inc.)

Common shares issued to founders for cash	-	-	44,999,895	45,000	(30,000)	-		-	15,000

Net loss for the period	-	-	-	-	-	-		(9,105)	(9,105)

Balance - December 31, 2007	-	-	44,999,895	45,000	(30,000)	-		(9,105)	5,895

Common shares issued for cash	-	-	15,000,000	15,000	10,000	-		-	25,000

Net loss for the year	-	-	-	-	-	-		(19,608)	(19,608)

Balance - December 31, 2008	-	-	59,999,895	60,000	(20,000)	-		(28,713)	11,287

Net loss for the period January 1, 2009 through
November 20, 2009 - date of merger with
Green EnviroTech Corp.	-	-	-	-	-	-		(9,845)	(9,845)

Net effect of recapitalization with GreenEnviroTech
Corp. including repurchase and subsequent
cancellation of shares and issuance of new shares	-	-	-	-	(208,202)	-		(310,350)	(518,552)

To reclassify negative paid in capital to retained earnings	-	-	-	-	228,202	-		(228,202)	-

Net loss for the period November 21, 2009 through
December 31, 2009	-	-	-	-	-	-		(347,179)	(347,179)

Balance - December 31, 2009	-	-	59,999,895	60,000	-	-		(924,289)	(864,289)

Common shares issued to consultants and officers	-	-	2,510,375	2,511	2,125,271	-		-	2,127,782

Conversion of notes payable to common stock	-	-	1,006,488	1,006	1,005,482	-		-	1,006,488

Net loss for the year ended December 31, 2010	-	-	-	-	-	-		(3,261,492)	(3,261,492)

Balance - December 31, 2010	-	-	63,516,758	63,517	3,130,753	-	-	(4,185,781)	(991,511)

Issued Preferred Stock in purchase Magic Bright	1,000,000	1,000	-	-	4,999,000	-	-	-	5,000,000

Acquisition Reserve in purchase Magic Bright	(1,000,000)	(1,000)			(4,999,000)	-	-		(5,000,000)

Issued Common Stock in purchase of Magic Bright	-	-	184,000	184	104,696	-	-	-	104,880

Common shares issued to consultants for fees	-	-	27,119,141	27,119	445,013	-	-	-	472,132

Common shares issued for cash	-	-	333,333	333	49,667	-	-	-	50,000

Common shares issued for debt extensions			380,000	380	1,520	-	-	-	1,900

Conversion of notes payable and liabilities to common stock			78,900,000	78,900	484,500	-	-	-	563,400

Warrants issued to secured debenture holders	-	-	-	-	-	123,120	-	-	123,120

Warrants issued to brokers	-	-	-	-	-	18,242	-	-	18,242

Warrants issued to consultants for fees	-	-	-	-	-	12,080	-	-	12,080

Warrants issued to Officers	-	-	-	-	-	234,357	-	-	234,357

Options issued to Officers	-	-	-	-	-	-	-	-	-

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	(2,783,068)	(2,783,068)

Balance - December 31, 2011	-	$ -	170,433,232	$ 170,433	$ 4,216,149	$ 387,799	$ -	$(6,968,849)	$ (2,194,469)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

Green EnviroTech Holdings Corp. (the “Company”) was incorporated on June 26, 2007 under the name Wolfe Creek Mining, Inc. under the laws of the State of Delaware as a result of a reverse merger on November 20, 2009 with Green EnviroTech Acquisition Corp. and Green EnviroTech Corp. Wolfe Creek Mining, Inc. up until November 20, 2009 was primarily engaged in the acquisition and exploration of mining properties. Green EnviroTech Corp was incorporated on October 6, 2008 and was engaged in plastics recovery. The financial statements included herein are the financials of Green EnviroTech Holdings and subsidiaries from October 6, 2008 to current.

The Company is a plastics recovery, separation, cleaning, and recycling company, with the intent to supply recycled commercial plastics to industries such as the automotive and consumer products industries, and it plans to construct large-scale plastics recycling facilities near automotive shredder locations nationwide. Operating in conjunction with large national recycling partners, the Company using a patent pending process developed in conjunction with Thar Process, Inc. will produce recycled commercial grade plastics ready to be re-introduced into commerce. Additionally, the Company plans to convert waste and scrap plastic into high-value energy products, including crude oil.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated.

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

The Company has not generated revenues since inception and has generated losses totaling $6,530,674 for the period October 6, 2008 (Inception) through December 31, 2011 and needs to raise additional funds to carry out the business plan.

The Company has raised net debt financing of $1,292,750 from non-related third parties through December 31, 2011and $96,496from the Company’s CEO through December 31, 2011. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders and the ability of the Company to obtain necessary equity financing to continue and expand operations.

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Costs of maintenance and repairs will be charged to expense as incurred. The Company through December 31, 2011, incurred some engineering and design costs on a facility they are planning to build or purchase to refurbish. All of these costs are non-depreciable until the facility is in service.

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

Inventory

Inventory is valued at the lower of cost (on a first-in, first-out (FIFO) basis) or market. As of December 31, 2011, the Company has no Inventory. There has been no reserve for obsolescence of inventory and inventory is only removed upon use. The Company includes in its Cost of Revenues its costs of materials as well as other direct costs in the delivery of its materials to the warehouse and products to its customers as well as freight and other costs. When the Company commences the conversion process they will also include the work in process inventory and finished goods in its inventory.

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

Uncertainty in Income Taxes

The Company follows ASC 740-10, “Accounting for Uncertainty in Income Taxes” (“ASC 740-10”). This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. ASC 740-10 is effective for fiscal years beginning after December 15, 2006. Management has adopted ASC 740-10 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of December 31, 2011, no additional accrual for income taxes is necessary.

Off-Balance Sheet Arrangements-We have no off-balance sheet arrangements.

Stock-Based Awards –

The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations.  The forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the fiscal periods ended December 31, 2011 and 2010. The Company’s estimated forfeiture rate is 0% based on the Company’s historical experience. There were 0 stock options granted during the period ended December 31, 2011 and 0 stock options granted during the year ended December 31, 2010.

During the fiscal periods ended December 31, 2011 and 2010, the Company granted common stock warrants to investors, lenders and certain officers as discussed in Note 3. The fair value of stock warrants issued in conjunction with the issuance of common stock is recorded against common stock as stock issuance cost. The fair value of stock warrants issued in conjunction with notes payable is recognized as a discount on the related debt and amortized to interest expense over the term to maturity.

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes-Merton pricing model.  The Black-Scholes-Merton model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values.  The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior.  The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant.  The expected volatility is based on the historical volatility of the common stock of comparable publicly traded companies.  In making this determination and finding another similar company, the Company considered the industry, stage of life cycle, size and financial leverage of such other entities.  These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

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

NOTE 3- STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 25,000,000 preferred shares of $0.001 par value stock authorized. The Company has no preferred stock issued and outstanding.

Common Stock

The Company has 250,000,000 common shares of $0.001 par value stock authorized. On December 31, 2011, the Company had 170,433,232 common shares outstanding and 4,790,081 common shares held in reserve in agreement with the Asher Enterprises, Inc. notes.

Issuances of Common Stock since inception are as follows:

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

During the three months ended June 30, 2011, the Company issued 597,250 shares of common stock with a fair value of $108,495 (250,000 shares valued at $.18 per share, 70,000 shares valued at $.15 per share, 177,250 shares valued at $.22 per share and 100,000 shares valued at $.14 per share) for professional services. The Company issued an additional 290,641 shares of common stock issued to Centurion Private Equity LLC for fees in connection with a funding agreement which is further explained in Note 13. (248,591 shares valued at $.50 per share and 42,050 shares valued at $.24 per share). The Company issued an additional 333,333 shares of common stock issued at a price of $.15 per share for working capital. The $50,000 from these common shares was used to reduce the note balance owed to HE Capital S.A. The Company issued an additional 4,790,081 shares of common stock placed into reserve as part of the agreement with Asher Enterprises Inc. concerning their notes which are further explained in Note 6. (These shares were valued at par value $.001 while in reserve)

During the three months ended September 30, 2011, the Company did not issue any shares of common stock.

During the three months ended December 31, 2011, the Company issued common shares as follows. On December 1, 2011, the Company authorized the acceptance of the Debt Settlement Agreements dated December 1, 2011 between the Company and certain officers and creditors of the Company. The agreements called for the issue of Common Shares to settle debt. On December 1, 2011, Common Shares of the Company were selling for $0.006 per share and was agreed as the conversion price. On December 7, 2011, 105,380,000 shares of Common Stock were issued to settle $526,900 of debt. The Company issued 40,000,000 shares to the CEO of the Company to reduce $200,000 of the note due him and issued 16,000,000 shares to the CFO to reduce $80,000 in accrued salary due him. The Company also issued 49,380,000 shares for services rendered and additional debt conversion amounting to $246,900.

Warrants

The Company used the Black-Scholes option pricing model in valuing options and warrants. The inputs for the valuation analysis of the options and warrants include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price and the risk free interest rate. As of December 31, 2011, total unrecognized compensation expense related to nonvested share-based compensation arrangements was $0.

The key inputs in determining grant date fair value are as follows:

Period Ended
2011
Risk-free interest rate	1.25%
Dividend yield	0.00%
Expected volatility	200.2%
Expected term (in years)	5.0
Weighted average grant date fair value of warrants granted during the period	$0.10

During fiscal 2011, a valuation allowance was recorded against substantially all of our net deferred tax assets, including those generated by the stock-based compensation expense related tax benefits.

On January 24, 2011, the Company issued 190,000 warrants to the investors who subscribed to the Secured Debenture financing. These warrants are five-year warrants to purchase an aggregate of 190,000 shares of common stock at an exercise price of $0.40 per share, which may be exercised on a cashless basis.

The value of these warrants was $123,120 at inception which represents the debt discount on the Secured Debentures issued on January 24, 2011. The debt discount was amortized over the six month life of the debt. On July 21, 2011, the debt was extended an additional six months to a new due date of January 24, 2012. The investors received a total 380,000 shares of common on December 7, 2011 for agreeing to the extension. The extension and modification to the Secured Debentures did not constitute a material modification under ASC 470-50, and thus the Company recorded the shares as additional expense. On February 2, 2012, this due date was again extended to September 24, 2012. (See Note 8 & Note 13)

In addition, the Company issued 19,000 five-year warrants to the brokers as commission on the Secured Debenture transaction. These warrants carry the same term as the investor warrants. The value of the warrants was $18,242 and was reflected as loan fees for the year ended December 31, 2011.

On April 22, 2011, the Company entered into an Agreement with Mosaic Capital LLC wherein Mosaic will act as the Company’s financial advisor. Contained in Mosaic’s compensation package is a $30,000 fee payable in cashless warrants. On August 1, 2011, Mosaic received 142,857 warrants, convertible into one (1) share of the Company’s common stock within five years from the date of the Agreement in payment of the fee. These warrants were valued at $0.21 per share which was the value of the Company’s common share on the date of execution of the Agreement. These warrants were issued on August 1, 2011.

On May 25, 2011, the Company issued to the CFO 1,500,000 common stock purchase warrants, exercisable on a cashless basis for three years at an exercise price of $0.01 per share. These warrants are restricted for six months from the date of issuance. The warrants were issued in consideration for deferring salary and as a discretionary bonus for 2009 and 2010. The value of these warrants on December 31, 2011 by using the Black Scholes Method was $32,570 and this amount was expensed on December 31, 2011.

The Following is a breakdown of the warrants:

Warrants	Exercise Price	Date Issued	Term

90,000	$0.40	1/24/2011	5 Years
9,000	$0.40	1/24/2011	5 Years
1,500,000	$0.01	5/25/2011	3 Years
142,857	$0.01	8/1/2011	5 Years

1,851,857

NOTE 4- ACCOUNTS PAYABLE & ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2011 and 2010 consisted of:
	December 31,2011	December 31, 2010

Accounts Payable	$ 516,692	$386,341
Accounts Payable – Related Parties	44,183	42,211
Accrued Salary - Officer	446,119	54,312
Accrued Payroll – Non Officers	84,000	-
Accrued Payroll Tax	58,066	19,667
Accrued Interest	148,597	26,383
	$ 1,297,657	$528,914

Accounts payable- related party balances are to officers of the Company for non-reimbursed expenses paid on behalf of the Company. Accrued interest is related to outstanding loan payables referred to in notes 5, 6, 7 and 8.

NOTE 5- LOAN PAYABLE – RELATED PARTY

The Company has an unsecured, loan payable in the form of a line of credit with its CEO. The CEO had provided a line of credit up to $1,000,000 at 4% interest per annum to the Company to cover various expenses and working capital infusions until the Company can be funded. This loan has been extended to December 31, 2012. Balance of the loan at December 31, 2011 was $72,496 with accrued interest in the amount of $27,041. History of the loan is as follows:

	Decembeer 31, 2011	Decembeer 31, 2010

Beginning Balance	$ 304,696	$ 270,290
Additions	26,300	934,766
Subtractions	58,500	145,983
Stock Conversion	200,000	754,377

Ending Balance	$ 72,496	$ 304,696

NOTE 6- LOAN PAYABLE – OTHER

The Company has several unsecured loans with H. E. Capital, S. A.. These loans accrue interest at the rate of 8% per annum. The due dates of the loans have been extended to December 31, 2012. Balance of the loans at December 31, 2011 was $769,750 with accrued interest in the amount of $63,482. History of the H. E. Capital loans is as follows:

	Decembeer 31, 2011	Decembeer 31, 2010

Beginning Balance	$ 362,500	$ -
Additions	542,250	612,500
Subtractions	70,000	-
Stock Conversion	65,000	250,000

Ending Balance	$ 769,750	$ 362,500

The Company also entered into a loan payable with an individual in the amount of $20,000 at 10% due on demand. The Company repaid $10,000 of this note on August 10, 2010. The Company also repaid $2,500 of this note on April 13, 2011. As of December 31, 2011 the loan has an outstanding balance of $7,500 and accrued interest in the amount of $2,257.

NOTE 7- LOAN PAYABLE – CONVERTIBLE

The Company is obligated under three short-term Convertible Promissory Notes due Asher Enterprises, Inc. The proceeds of each note is as follows: $53,000 on April 12, 2011, $42,500 on April 27, 2011 and $40,000 on May 23, 2011. The notes call for interest in the amount of eight percent (8%) per annum from the date of issue until due nine months from the issue date. The Company has the right to prepay the note with interest anytime after sixty (60) days following the issue date of the note. The Company has to issue a prepayment notice within three (3) trading days prior to the prepayment date. The prepayment amount is one hundred twenty-five percent (125%) of the principal balance. Asher Enterprises, Ins. has the right to convert the note or any part of the unpaid principal balance of the note into common shares of the Company anytime after one hundred eighty (180) days following the issue date of the note. The conversion price is sixty three percent (63%) on the note issued April 12, 2011 and sixty one percent (61%) on the other two notes. The conversion price is calculated on the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The funds were used for working capital.

These notes also call for 4,790,081 shares of the Company’s common stock to be placed into a reserve account. On August 23, 2011, the Company received a notice of default on this note from Asher as a result of the Company’s failure to remain current in its SEC filings and elected to impose a penalty of 50% of the outstanding note balance or $67,750 against the Company. The note remains outstanding and in default as of December 31, 2011.

The Promissory Notes to Asher Enterprises, Inc. are Convertible Promissory Notes with a discounted conversion price. The value of the discount based upon the current market price of the Company Stock. We determined that the conversion formula did not provide for the conversion of the debt to a fixed and determinate number of common shares. Accordingly, the underlying debt was accounted for as a Derivative Liability and recorded at fair value on the balance sheet date. This Derivative Liability at December 31, 2011 was recorded at $151,738 in excess of the $203,250 carrying value of the underlying debt.

NOTE 8- SECURED DEBENTURES

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

On July 21, 2011, the Secured Debentures were extended an additional six months to a new maturity date of January 24, 2012. All other original terms remained the same. The Investors received an additional 380,000 shares of common stock in exchange for granting the extension. These shares were valued at $38,000 on July 25, 2011, the first day of the extension. This amount was treated as additional interest to the investors and was expensed. The extension and modification to the Secured Debentures did not constitute a material modification under ASC 470-50. These shares were issued to the Investors on December 7, 2011.

The Company also issued to the Investors five-year warrants to purchase an aggregate of 190,000 shares of common stock at an exercise price of $0.40, which may be exercised on a cashless basis.

Interest on these notes for the year ended December 31, 2011 was $45,900 and accrued as of December 31, 2011 (12%) was $48,550.

The $380,000 in proceeds from the financing transaction was allocated to the debt features and the warrants based upon their fair values. The value of the warrants ($123,120) was recorded as a debt discount on the secured debentures. This discount has been fully amortized as of December 31, 2011.

The estimated fair value of the 190,000 warrants to the investors at issuance on January 24, 2011 was $141,362 and has been classified as Additional Paid In Capital - Warrants on the Company’s consolidated balance sheet. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model and the assumptions described in Note 3.

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

Net Deferred Tax Assets consisted of the following components as of December 31, 2011 and 2010:

Deferred Tax Assets:	2011	2010

NOL Carryover	$ 1,946,500	$ 487,900
Accrued Payroll	148,700	18,500
Valuation allowance	(2,095,200)	(506,400)

	$ -	$ -

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal Income tax rate to pretax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:

	2011	2010

Book Income	$ (946,400)	$ (1,345,800)
Meal & Entertainment	900	6,500
Other non-deductable expense	214,000	746,500
Accrued Payroll	130,200	18,500
Valuation allowance	601,300	574,300

	$ -	$ -

At December 31, 2011, the Company had a net operating loss carry forward in the amount of $5,725,000 available to offset future taxable income through 2031. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended December 31, 2011 and 2010 is summarized below.

Federal statutory rate	-34.0%
State income taxes, net of federal benefits	0.0%
Valuation allowance	34.0%
0.0%

NOTE 10- COMMITMENTS

Employment Agreements

As of December 31, 2011, there were accrued salaries to officers and directors and others.

	2011	2010
Accrued salaries to officers and directors	$ 342,312	$ 54,312
Accrued salaries to officers not under contract	103,807	-
Accrued salaries other	84,000	-

	$ 530,119	$ 54,312

On January 27, 2011, Wayne Leggett was elected to the Board of Directors of the Company, and Lou Perches was appointed Chief Operating Officer of the Company. Mr. Leggett has been the Company’s Chief Financial Officer since March 2010. Mr. Perches received a salary of $7,500 per month for six months during which he devoted 100% of his time to the Company. The Company currently uses Mr. Perches on an as needed basis and accrues any compensation to him that is unpaid.

The Company executed on June 1, 2011 employment contracts for the hire of its Chief Executive Officer at a base salary of $300,000 and its Chief Financial Officer at a base salary of $240,000 for a term of 36 months with one year automatic extensions. The contracts also provide for stock and/or option incentive for the purchase of common stock at the discretion of the Board of Directors. Salaries and bonuses are being accrued until such time the company has the funds to pay accrued wages. Our current expense and future obligation under these employment contracts is as follows:

	2011	2012	2013	2014

Officers Salaries	$315,000	$540,000	$540,000	$ 225,000

Capital Lease – Riverbank

On September 24, 2010, the Company received a “term sheet” from Naranza Capital Partners for the lease purchase of $5,000,000 of equipment to be placed in the Riverbank facility. On November 23, 2010, the Company signed an Equipment Lease Agreement with Naranza Capital Partners for the lease of the equipment needed in the Riverbank Plant. This Capital Lease also included the installation of this equipment and has a $1 (one dollar) buyout clause. The term of the lease is for five years (60 months) starting from the date the equipment is operational. The Company paid an application fee of $12,500 plus the first and last month’s lease payments in the amount of $128,945 each. The Company also paid $10,000 doc fees, site visit fee and legal fees. As of December 31, 2011, the equipment had not been ordered for shipment.

On April 1, 2011, a Demand Letter was sent to Naranza Capital Partners for the return of the Company’s deposit.

Naranza Capital Partners have not returned the deposit as of December 31, 2011.

Riverbank Site

On December 15, 2011, the Company’s wholly-owned subsidiary, Green EnviroTech Riverbank, Inc. (“GETRB”) entered into an asset purchase agreement pursuant to which GETRB sold its inventory and permits to a third party. GETRB’s remaining assets and liabilities were transferred to the Company and GETRB was dissolved on December 31, 2011. The Company has decided to maintain its contract with Agilyx Corporation for the purchase of its equipment and has decided to look for a more favorable location in California or surrounding states. The inventory and permits were sold for $250,000. $175,000 was used for working capital and $75,000 was recorded as an Other Asset for the benefit of the debenture investors who had a lien on the permits. The $75,000 was issued to the debenture investors on April 27, 2012. (See Note 13)

NOTE 11- ACQUISITION AND RESCISSION OF MAGIC BRIGHT, INC.

Magic Bright Transaction

On February 14, 2011, the Company entered into a securities purchase agreement with Magic Bright. Pursuant to the Purchase Agreement, the Company agreed to purchase, and the Stockholders of Magic Bright agreed to sell, all of the issued shares of Magic Bright, subject to the terms and conditions therein. Company agreed to pay to the Sellers, in consideration for the Ordinary Shares, an aggregate purchase price of $6,000,000, consisting of $1,000,000 in cash and $5,000,000 in securities.

On March 5, 2012, the Company entered into a letter agreement with Magic Bright Limited (“Magic Bright”), Wong Kwok Wing Tony (“Tony”), and Chan Sau Fong (collectively with Tony, the “Sellers”) effectively rescinding the 2011 purchase of Magic Bright. ,

As a result of the failure to obtain requisite financial statements for Magic Bright, the Purchase Agreement was terminated, such termination to be deemed effective as of April 1, 2011 (the termination date). The Magic Bright Acquisition Shares were returned to the Company and cancelled effective as of the Termination Effective Date. The Ordinary Shares have been returned to the Sellers effective as of the Termination Effective Date. The Sellers retained the $300,000 of Cash Consideration paid by the Company. The Employment Agreement between the Company and Tony was terminated, such termination to be deemed effective as of the Termination Effective Date. Tony resigned as a director of the Company, effective March 5, 2012. The parties provided mutual general releases.

As a result of this transaction, the Company’s financial statements have been prepared with the results of operations and cash flows of the disposition of Magic Bright Limited shown as discontinued operations. All historical statements have been restated in accordance with GAAP.

The following are the operating results included in discontinued operations for the year ended December 31, 2011:

	NINE MONTH DECEMBER 31, 2012	THREE MONTHS DECEMBER 31, 2012

REVENUE	$32,555	$ --

COST OF REVENUE	8,197	--

GROSS PROFIT	24,358	--

OPERATING EXPENSES
General and Adminstrative	172	--

NET INCOME FROM OPERATIONS	$24,186	$ --

 For the year ended December 31, 2011, the transaction had the following impact on the Company’s statement of operations: The Company increased its Expenses by $429,066 as a result of the loss created from writing off its investment in Magic Bright Limited when the Company discontinued its operations. The Company also decreased its net loss by $24,186 as a result of recognizing one day of net income from the discontinued operations of Magic Bright.

NOTE 12- SUBSEQUENT EVENTS

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

On March 5, 2012, the Company entered into a letter agreement with Magic Bright Limited (“Magic Bright”), Wong Kwok Wing Tony (“Tony”), and Chan Sau Fong (collectively with Tony, the “Sellers”) to terminate the Purchase Agreement as amended on March 25, 2011 between the Company and Sellers effective April 1, 2011. (See Note 11)

On April 27, 2012, the debenture lien holders were issued the $75,000 by the third party in the completion of the asset purchase agreement for the sale of the Riverbank inventory and permits. The $75,000 was carried on the books as an Other Asset for the benefit of the debenture lien holders. (See Note 8)

On May 16, 2012, the Company dismissed KBL, LLP (“KBL”) as the Company’s independent registered public accounting firm. KBL’s audit report on the Company’s financial statements for the fiscal years ended December 31, 2010 and 2009 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that, the audit report included an explanatory paragraph with respect to the uncertainty as to the Company’s ability to continue as a going concern since it is a startup company. During the years ended December 31, 2011 and 2010 and during the subsequent interim period preceding the date of KBL’s dismissal, there were no disagreements with KBL on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, and no reportable events.

On May 18, 2012, the Company engaged Michael F. Cronin, CPA to serve as its independent registered public accounting firm. During the years ended December 31, 2011 and 2010 and during the subsequent interim period preceding the date of Cronin’s engagement, the Company did not consult with Cronin regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENVIROTECH HOLDINGS, CORP.

Date: August 17, 2012	By:	/s/ Gary M. De Laurentiis
Gary M. De Laurentiis Chief Executive Officer (Principal Executive Officer)

Date: August 17, 2012	By:	/s/ Wayne Leggett
Wayne Leggett Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary M. De Laurentiis	Chief Executive Officer and Chairman of the Board	August 17, 2012
Gary M. De Laurentiis	(Principal Executive Officer)

/s/ Wayne Leggett
Wayne Leggett	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	August 17, 2012