Form 10-Q
period 2012-03-31
GREEN ENVIROTECH HOLDINGS CORP.
filed 2012-08-17
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

(209) 881-3523
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☑

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; 200,833,233 shares of common stock are issued and outstanding as of August 6, 2012.

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

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN ENVIROTECH HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US$)

	(Unaudited)
	MARCH 31,	DECEMBER 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash	$3,823	$112,103
Other current assets	75,000	75,000
Total current assets	78,823	187,103

Fixed Assets
Plant Equipment	125,000	125,000
Construction in progress	113,929	113,929
	238,929	238,929
Other Assets:
Deposits	261,890	261,890
	261,890	261,890

TOTAL ASSETS	$579,642	$687,922

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$489,891	$560,873
Accrued expenses	994,653	736,784
Secured debentures payable	380,000	380,000
Loan payable - other	629,250	777,250
Loan payable - convertible	203,250	203,250
Derivative liability	77,219	151,738
Loan payable - related party	74,596	72,496
Total current liabilities	2,848,859	2,882,391

TOTAL LIABILITIES	2,848,859	2,882,391

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares authorized,
0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 250,000,000 shares authorized,
185,833,233 and 170,433,232 shares issued and outstanding	185,833	170,433
(4,790,081 shares are held in reserve)
Additional paid in capital	4,755,949	4,216,149
Additional paid in capital - warrants	390,798	387,799
Deficit accumulated during the development stage	(7,601,797)	(6,968,850)
Total stockholders' equity (deficit)	(2,269,217)	(2,194,469)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$579,642	$687,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011 AND
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH MARCH 31, 2012

	IN US$
			OCTOBER 6, 2008
			(INCEPTION)
	THREE MONTHS	THREE MONTHS	THROUGH
	MARCH 31, 2012	MARCH 31, 2011	MARCH 31, 2012

REVENUE	$—	$—	$1,950

COST OF REVENUES	—	—	33,633

GROSS PROFIT	—	—	(31,683)

OPERATING EXPENSES
Wages and professional fees	249,278	205,505	2,289,701
Professional fees - common stock issued and warrants issued	66,700	116,992	2,989,528
General and administrative	59,183	40,462	751,404
Total operating expenses	375,161	362,959	6,030,633

NON-OPERATING EXPENSES
Amortization of debt discount	—	40,496	123,120
Interest expense	32,806	23,042	227,674
Interest expense-penalty	—	—	67,750
Interest expense-Equity Issues	(41,520)	—	328,555
Loss on debt conversion	266,500	—	409,300
Total non-operating expenses	257,786	63,538	1,156,399

NET (LOSS) FROM OPERATIONS	(632,947)	(426,497)	(7,218,715)

OTHER INCOME:
Disposition of Riverbank Permits	—	—	250,000

DISCONTINUED OPERATIONS:
Gain on disposal of discontinued operations	—	—	(429,066)
Income from discontinued operations	—	24,186	24,186
Total loss from discontinued operations	—	24,186	(404,880)

NET (LOSS)	$(632,947)	$(402,311)	$(7,373,595)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	171,110,155	63,559,219	72,421,164

NET (LOSS) PER SHARE	$(0.0037)	$(0.01)	$(0.10)

GREEN ENVIROTECH HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH MARCH 31, 2012

IN US$
			(Unaudited)
			OCTOBER 6, 2008
	Unaudited	Unaudited	(INCEPTION)
	THREE MONTHS ENDED	THREE MONTHS ENDED	THROUGH
	MARCH 31, 2012	MARCH 31, 2011	MARCH 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(632,947)	$(402,311)	$(7,373,595)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Common stock issued for services, net of cancelations, including shares issued	66,700	98,750	2,829,729
for loss on disposal of discontinued operations ($104,880)
Premium reconized on Common stock issued to reduce and extend debt	296,500	—	861,800
Warrants issued as loan fees to brokers	2,999	18,242	33,321
Warrants issued to officers	—		234,357
Amortization of debt discount	—	40,496	123,120
Fair value change in derivative liability	(74,519)	—	77,218
Loss on disposal of discontined operations	—		324,186
Income from discontined operations	—		(24,186)

Change in assets and liabilities
(Increase) in inventory	—	—	—
(Increase) in deposits and other current assets	—	(28,984)	(336,890)
Increase in accounts payable and accrued expenses	186,888	125,323	1,486,657
Total adjustments	478,568	253,827	5,609,312
Net cash (used in) operating activities	(154,379)	(148,484)	(1,764,283)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures related to purchase of equipment for Riverbank Plant	—		(125,000)
Cash paid for acquisition of Magic Bright	—	(300,000)	(300,000)
Expenditures related to construction of building	—	—	(113,929)
Net cash (used in) investing activities	—	(300,000)	(538,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	—	—	80,000
Proceeds received from loan payable - related party	2,100	6,600	1,233,456
Payments on loan payable - related party	—		(404,483)
Proceeds received from loan payable - convertible	—		203,250
Proceeds received from loan payable - other	44,000	442,000	1,324,312
Payments on loan payable - other	—	—	(509,500)
Discount on Debenture Loans	—		—
Proceeds received from secured debentures	—	50,000	380,000
Net cash provided by financing activities	46,100	498,600	2,307,035

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(108,279)	50,116	3,823

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	112,103	26,184	—

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,823	$76,300	$3,823

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$32,806	$23,042	$213,804

NON-CASH SUPPLEMENTAL INFORMATION:
Stock and liability for stock to be issued for services and interest	$66,700	$98,750	$2,829,729
Interest expense-Equity Issues	$(41,520)	$—	$328,555
Warrants issued as loan fees to brokers	$2,999	$18,242	$33,321
Conversion of loans payable for common stock	$192,000	$—	$1,523,377

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
(A DELELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND THE YEAR ENDED DECEMBER 31, 2011
(UNAUDITED)
IN US$

								Deficit
						Additional	Additional	Accumulated
					Additional	Paid-In	Paid-In	During the
	Preferred Stock		Common Stock		Paid-In	Capital -	Capital -	Development
	Shares	Amount	Shares	Amount	Capital	Warrants	Options	Stage	Total

Balance - June 26, 2007 (Inception of Wolfe	-	$ -	-	-	$ -	-		$ -	$ -
Creek Mining, Inc.)

Common shares issued to founders for cash	-	-	44,999,895	45,000	(30,000)	-		-	15,000

Net loss for the period	-	-	-	-	-	-		(9,105)	(9,105)

Balance - December 31, 2007	-	-	44,999,895	45,000	(30,000)	-		(9,105)	5,895

Common shares issued for cash	-	-	15,000,000	15,000	10,000	-		-	25,000

Net loss for the year	-	-	-	-	-	-		(19,608)	(19,608)

Balance - December 31, 2008	-	-	59,999,895	60,000	(20,000)	-		(28,713)	11,287

Net loss for the period January 1, 2009 through
November 20, 2009 - date of merger with
Green EnviroTech Corp.	-	-	-	-	-	-		(9,845)	(9,845)

Net effect of recapitalization with GreenEnviroTech
Corp. including repurchase and subsequent
cancellation of shares and issuance of new shares	-	-	-	-	(208,202)	-		(310,350)	(518,552)

To reclassify negative paid in capital to retained earnings	-	-	-	-	228,202	-		(228,202)	-

Net loss for the period November 21, 2009 through
December 31, 2009	-	-	-	-	-	-		(347,179)	(347,179)

Balance - December 31, 2009	-	-	59,999,895	60,000	-	-		(924,289)	(864,289)

Common shares issued to consultants and officers	-	-	2,510,375	2,511	2,125,271	-		-	2,127,782

Conversion of notes payable to common stock	-	-	1,006,488	1,006	1,005,482	-		-	1,006,488

Net loss for the year ended December 31, 2010	-	-	-	-	-	-		(3,261,492)	(3,261,492)

Balance - December 31, 2010	-	-	63,516,758	63,517	3,130,753	-	-	(4,185,781)	(991,511)

Issued Preferred Stock in purchase Magic Bright	1,000,000	1,000	-	-	4,999,000	-	-	-	5,000,000

Acquisition Reserve in purchase Magic Bright	(1,000,000)	(1,000)			(4,999,000)	-	-		(5,000,000)

Common shares issued in purchase of Magic Bright	-	-	184,000	184	104,696	-	-	-	104,880

Common shares issued to consultants for fees	-	-	27,119,141	27,119	445,013	-	-	-	472,132

Common shares issued for cash	-	-	333,333	333	49,667	-	-	-	50,000

Common shares issued for debt extensions			380,000	380	1,520	-	-	-	1,900

Conversion of notes payable and liabilities to common shares			78,900,000	78,900	484,500	-	-	-	563,400

Warrants issued to secured debenutre holders	-	-	-	-	-	123,120	-	-	123,120

Warrants issued to brokers	-	-	-	-	-	18,242	-	-	18,242

Warrants issued to consultants for fees	-	-	-	-	-	12,080	-	-	12,080

Warrants issued to Officers	-	-	-	-	-	234,357	-	-	234,357

Options issued to Officers	-	-	-	-	-	-	-	-	-

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	(2,783,068)	(2,783,068)

Balance - December 31, 2011	-	$ -	170,433,232	$ 170,433	$ 4,216,149	$ 387,799	$ -	$(6,968,849)	$ (2,194,469)

Common shares issued to consultants and employees	-	-	2,300,000	2,300	64,400	-	-		66,700

Conversion of notes payable and liabilities to common shares	-	-	12,100,000	12,100	446,400	-	-		458,500

Common shares issued for debt extensions	-	-	1,000,001	1,000	29,000	-	-		30,000

Warrants issued to secured debenutre holders						2,999			2,999

Warrants issued to Officers	-	-	-	-	-	-	-		-

Net loss for the three months ended March 31, 2012	-	-	-	-	-	-	-	(632,947)	(632,947)

	-	$ -	185,833,233	$ 185,833	$ 4,755,949	$ 390,798	$ -	$(7,601,797)	$ (2,269,217)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Note 1	Basis of Presentation:

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2011 and 2010 audited financial statements included in Form 10-K and should be read in conjunction with the Notes to Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-month periods ended March 31, 2012 and 2011. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

Note 2	Earnings/Loss Per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed using the weighted average number of common and dilutive equivalent shares outstanding during the period. Dilutive common equivalent shares consist of options to purchase common stock (only if those options are exercisable and at prices below the average share price for the period) and shares issuable upon the conversion of the convertible note. Due to the net losses reported, dilutive common equivalent shares were excluded from the computation of diluted loss per share, as inclusion would be anti-dilutive for the periods presented..

There were no common equivalent shares required to be added to the basic weighted average shares outstanding to arrive at diluted weighted average shares outstanding in 2012 or 2011.

Note 3	New Accounting Standards

Emerging Growth Company Critical Accounting Policy Disclosure: We qualify as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As an emerging growth company, we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period.

In June 2011, the FASB issued ASC update No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income.  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this update.  The amendments require that all non-owner changes in stockholder’s equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, the Company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and total for other comprehensive income, along with a total for comprehensive income.

The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of comprehensive income are presented.  The amendments in this update should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

Note 4

Stockholders’ Equity (Deficit)

As of March 31, 2012, there were 185,833,233 shares of common stock issued and outstanding compared to 170,433,232 shares of common stock issued and outstanding December 31, 2011 as reflected in the schedule below:

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital

Balance - December 31, 2011	170,433,232	$ 170,433	$ 4,216,149

Common shares issued to consultants and employees	2,300,000	2,300	64,400
Conversion of notes payable and liabilities to common shares	12,100,000	12,100	446,400
Common shares issued for debt extensions	1,000,001	1,000	29,000

Balance - March 31, 2012	185,833,233	$ 185,833	$ 4,755,949

Note 5 Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2012 and December 31, 2011consisted of:

	March 31, 2012	December 31, 2011

Accounts Payable	$ 473,779	$516,690
Accounts Payable – Related Parties	16,112	44,183
Accrued Salary - Officers	617,619	446,119
Accrued Payroll – Non Officers	117,000	84,000
Accrued Payroll Tax	79,623	58,068
Accrued Interest	180,411	148,597
	$ 1,484,544	$1,297,657

Accounts payable- related party balances are to officers of the Company for non-reimbursed expenses paid on behalf of the Company. Accrued interest is related to outstanding loans payable.

Note 6 Loan Payable – Related Party

The Company has an unsecured, loan payable in the form of a line of credit with its CEO. The CEO had provided a line of credit up to $1,000,000 at 4% interest per annum to the Company to cover various expenses and working capital infusions until the Company can be funded. This loan has been extended to December 31, 2012. Balance of the loan at March 31, 2012 was $74,596 with accrued interest in the amount of $27,771.

Note 7 Loan Payable – Other

The Company has unsecured loans with H. E. Capital, S. A. in different amounts. These loans accrue interest at the rate of 8% per annum. The due dates of the loans have been extended to December 31, 2012. Balance of the loans at March 31, 2012 was $621,750 with accrued interest in the amount of $76,925. History of the H. E. Capital loans is as follows:

	March 31, 2012	December 31, 2011

Beginning Balance	$ 769,750	$ 362,500
Additions	44,000	542,250
Subtractions	-	70,000
Stock Conversion	192,000	65,000

Ending Balance	$ 621,750	$ 769,750

Note 8 Loan Payable – Convertible

The Company has issued three Convertible Promissory Notes to Asher Enterprises, Inc. totaling $135,500. These notes call for 4,790,081 shares of the Company’s common stock to be placed into a reserve account. On August 23, 2011, the Company received a notice of default on these notes from Asher as a result of the Company’s failure to remain current in its SEC filings and elected to impose a penalty of 50% of the outstanding note balance or $67,750 against the Company. The notes remain outstanding and in default as of March 31, 2012.

The Promissory Notes issued to Asher Enterprises, Inc. are Convertible Promissory Notes with a discounted conversion price. The value of the discount based upon the current market price of the Company Stock was recorded as a Derivative Liability. This Derivative Liability at March 31, 2012 was $77,219.

Note 9 Subsequent Events:

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2011, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2012.

Results of Operations

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011.

Revenues

The Company had no operating revenues for the three months ended March 31, 2012 and 2011.

Cost of Revenues

The Company had no cost of revenues from operations for the three months ended March 31, 2012 and 2011

Operating Expenses

The wages and professional fees for the three months ended March 31, 2012 were $249,278 as compared to $205,505 for the three months ended March 31, 2011. The wages and professional fees for the three months ended March 31, 2012 included $33,278 in professional fees and $216,000 in wages. There was $66,700 in professional fees paid by issuing 2,300,000 shares of common stock.

The general and administrative expenses for the three months ended March 31, 2012 were $54,656 as compared to $40,462 for the three months ended March 31, 2011, an increase of approximately 35.08%. This increase of $14,194 was the result of an increase in travel, entertainment, advertising and marketing concerning the promotion of the company.

Non-Operating Expenses

The non operating expenses for the three months ended March 31, 2012 were in the amount of $256,652 as compared to $63,538 for the three months ended March 31, 2011. There was no amortization of debt discount for the three months ended March 31, 2012 as compared to $40,496 for the three months ended March 31, 2011. The interest expense on the working capital notes was $32,806 for the three months ended March 31, 2012 as compared to $23,042 in interest expense for the three months ended March 31, 2011.  The overall increase totaling $193,114 was the result of the Company recording a loss of $266,500 on debt conversion when the Company issued common shares to pay off $192,000 in H.E. Capital notes. The Company using the Black-Sholes calculation to figure the Derivative Liability on the convertible notes for March 31, 2012, had a reduction in the Derivative Liability in the amount of $74,519. The Company recorded $31,865 in interest expense related to equity issues when the Company issued common shares and warrants to the Legend debenture holders for extending their notes to September 24, 2012.

As a result of the above, the Company had a net loss of $631,813 for the three months ended March 31, 2012 compared to $402,311 for the three months ended March 31, 2011.

Liquidity and Capital Resources

Green EnviroTech Holdings Corp on March 31, 2012 had a balance of cash in the bank in the amount of $3,823. The Company had no accounts receivable and no Inventory on March 31, 2012. The Company had other current assets in the amount of $75,000. The Company had accounts payable to vendors and accrued expenses in the amount of $1,484,545.

The Company has an unsecured, loan payable in the form of a line of credit with its CEO. The CEO had provided a line of credit up to $1,000,000 at 4% interest per annum to the Company to cover various expenses and working capital infusions until the Company can be funded. This note has been extended to December 31, 2012. The CEO has advanced $1,233,456 from inception through March 31, 2012 and the Company has repaid $1,158,859 of these advances.  The Company converted $754,377 of these advances into shares of common stock on May 11, 2010 at $1 per share and converted $200,000 into shares of common stock on December 1, 2011 at $0.005 per share. The remaining principal under this loan due as of March 31, 2012 is $74,596.  $27,771 of interest is accrued on the loan at March 31, 2012.

The Company has unsecured loans with H. E. Capital, S. A. in different amounts. These loans accrue interest at the rate of 8% per annum. The due dates of the loans have been extended to December 31, 2012. Balance of the loans at March 31, 2012 was $621,750 with accrued interest in the amount of $76,925. History of the H. E. Capital loans is as follows:

	March 31, 2012	December 31, 2011

Beginning Balance	$ 769,750	$ 362,500
Additions	44,000	542,250
Subtractions	-	70,000
Stock Conversion	192,000	65,000

Ending Balance	$ 621,750	$ 769,750

The Company also entered into a loan payable with an individual in the amount of $20,000 at 10% due on demand. The Company repaid $10,000 of this note on August 10, 2010.  As of March 31, 2012 the loan has an outstanding balance of $7,500.   Interest expense for the three months ended March 31, 2012 and 2011, was $222 and $247 respectively. Accrued interest as of March 31, 2012 was $2,479

On January 24, 2011, the Company entered into a series of securities purchase agreements with accredited investors (the “Investors”), pursuant to which the Company sold an aggregate of $380,000 in 12% secured debentures (the “Debentures”). Legend Securities, Inc. a broker dealer which is a member of FINRA, received a commission of $45,600 and 19,000 warrants at an exercise price of $0.40 in connection with the sale of the Debentures. The Debentures are due at the earlier of 6 months from the date of issuance or upon the Company receiving gross proceeds from subsequent financings in the aggregate amount of $1,000,000. The Company raised $380,000 from the investors. The Company agreed to issue to the Investors five-year warrants to purchase an aggregate of 190,000 shares of common stock at an exercise price of $0.40, which may be exercised on a cashless basis. The Debentures bear interest at the rate of 12% per annum, payable upon maturity. The Debentures are secured by the assets of the Company pursuant to security agreements entered into between the Company and the Investors.

The $380,000 in proceeds from the financing transaction was allocated to the debt features and the warrants based upon their fair values.  The value of the warrants ($123,120) was recorded as a debt discount on the secured debentures. This discount was amortized over the life of the secured debentures, six months.

The estimated fair value of the 190,000 warrants to the investors at issuance on January 24, 2011 was $141,362 and has been classified as Additional Paid In Capital - Warrants on the Company’s condensed consolidated balance sheet. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model.

 The maturity date of these debentures has been extended to September 24, 2012. The Company issued common shares and warrants to the debenture holders for the extension. The Company issued 1,000,000 common shares with a value of $30,000 and 100,000 five year warrants exercisable at $0.10 per share valued at $2,999. The remaining balance on the Debentures on March 31, 2012 was $380,000. Interest incurred for the three months ended March 31, 2012 and 2011 were $11,527 and $11,067respectively. Interest accrued through March 31, 2012 was $60,077.

The Company has issued three Convertible Promissory Notes to Asher Enterprises, Inc., in the amounts of $53,000 on April 12, 2011, $42,500 on April 27, 2011 and $40,000 on May 23, 2011. The notes call for interest in the amount of eight percent (8%) per annum from the date of issue until due nine months from the issue date. Asher Enterprises, Ins. has the right to convert the note or any part of the unpaid principal balance of the note into common shares of the Company anytime after one hundred eighty (180) days following the issue date of the note. The conversion price is sixty three percent (63%) on the note issued April 12, 2011 and sixty one percent (61%) on the other two notes. The conversion price is calculated on the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date. The funds were used for working capital.

These notes also call for 4,790,081 shares of the Company’s common stock to be placed into a reserve account. On August 23, 2011, the Company received a notice of default on thes notes from Asher as a result of the Company’s failure to remain current in its SEC filings and elected to impose a penalty of 50% of the outstanding note balance or $67,750 against the Company. The notes remain outstanding and in default as of March 31, 2012.

The Promissory Notes issued to Asher Enterprises, Inc. are Convertible Promissory Notes with a discounted conversion price. The value of the discount based upon the current market price of the Company Stock was recorded as a Derivative Liability. This Derivative Liability at March 31, 2012 was $77,219.

 .       Cash provided by financing activities for the three months ended March 31, 2012 was $46,100 as compared to $498,600 for the three months ended March 31, 2011.

We will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities.  However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

We had cash of $3,823 as of March 31, 2012. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably. The Company expects increases in the legal and accounting costs and costs to obtain funding.

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

Critical Accounting Policies Involving Management Estimates and Assumptions

Our discussion and analysis of our financial condition and results of operations is based on our financial statements. In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America, we must make a variety of estimates that affect the reported amounts and related disclosures.

Stock Based Compensation. We will account for employee stock-based compensation costs in accordance with accounting standards requiring all share-based payments to employees, including grants of employee stock options, to be recognized in our statements of operations based on their fair values. We will utilize the Black-Scholes option pricing model to estimate the fair value of employee stock based compensation at the date of grant, which requires the input of highly subjective assumptions, including expected volatility and expected life. Changes in these inputs and assumptions could materially affect the measure of estimated fair value of our stock-based compensation.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Deferred Tax Valuation Allowance. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. Income tax expense is the total of tax payable for the period and the change during the period in deferred tax assets and liabilities.

Emerging Growth Company. We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•         have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•         comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•         submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•         disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Rule 12b-2 of the Securities Exchange Act of 1934, as amended, defines a Smaller Reporting Company as an issuer that is not an investment company, an asset-backed issuer), or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

• Had a public float of less than $ 75 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

• In the case of an initial registration statement under the Securities Act or Exchange Act for shares of its common equity, had a public float of less than $75 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

• In the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero, had annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available.

We qualify as a Smaller Reporting Company. Moreover, as a Smaller Reporting Company and so long as we remain a Smaller Reporting Company, we benefit from the same exemptions and exclusions as an Emerging Growth Company. In the event that we cease to be an Emerging Growth Company as a result of a lapse of the five year period, but continue to be a Smaller Reporting Company, we would continue to be subject to the exemptions available to Emerging Growth Companies until such time as we were no longer a Smaller Reporting Company.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are ineffective.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material legal proceedings to which the Company or any of its property is the subject.

Item 1A. Risk Factors.

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2012, the Company issued 2,300,000shares of common stock for services, 12,100,000shares of common stock in exchange for the cancellation of debt and 1,000,000 shares of common stock in exchange for debt extension.

In connection with the foregoing, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

The Company is in default under promissory notes issued to Asher Enterprises, Inc. for failure to make required payments of interest and principal and failure to comply with the reporting requirements of the Exchange Act. Aggregate principal and interest owed as of the date of this filing is $ 223,000.

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

Green EnviroTech Holdings Corp.

Date: August 6 , 2012	By:	/s/ Gary DeLaurentiis
Gary DeLaurentiis
Chief Executive Officer (principal executive officer)

Date: August 6, 2012	By:	/s/ Wayne Leggett
Wayne Leggett
Chief Financial Officer (principal financial officer, principal accounting officer)

12