Form 10-Q
period 2012-06-30
GREEN ENVIROTECH HOLDINGS CORP.
filed 2012-08-20
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Yes ☑ No ☐

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

Yes ☐ No ☑

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; 200,833,233 shares of common stock are issued and outstanding as of August 13, 2012.

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

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN ENVIROTECH HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US$)

	(Unaudited)
	JUNE 30,	DECEMBER 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash	$ 33,194	$ 112,103
Other current assets	4,784	75,000
Total current assets	37,978	187,103

Fixed Assets
Plant Equipment	125,000	125,000
Construction in progress	113,929	113,929
	238,929	238,929
Other Assets:
Deposits	261,890	261,890
	261,890	261,890

TOTAL ASSETS	$ 538,797	$ 687,922

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 494,995	$ 560,873
Accrued expenses	1,225,087	736,784
Secured debentures payable	305,000	380,000
Loan payable - other	674,250	777,250
Loan payable - convertible	203,250	203,250
Derivative liability	61,860	151,738
Loan payable - related party	38,685	72,496
Total current liabilities	3,003,127	2,882,391

TOTAL LIABILITIES	3,003,127	2,882,391

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized,
200,833,233 and 170,433,232 shares issued and outstanding	200,833	170,433
(4,790,081 shares are held in reserve)
Additional paid in capital	4,890,949	4,216,149
Additional paid in capital - warrants	390,798	387,799
Deficit accumulated during the development stage	(7,946,910)	(6,968,850)
Total stockholders' equity (deficit)	(2,464,330)	(2,194,469)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 538,797	$ 687,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED) FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2012 AND 2011 AND FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH JUNE 30, 2012

	IN US$
					OCTOBER 6, 2008
					(INCEPTION)
	SIX MONTHS	SIX MONTHS	THREE MONTHS	THREE MONTHS	THROUGH
	JUNE 30, 2012	JUNE 30, 2011	JUNE 30, 2012	JUNE 30, 2011	JUNE 30, 2012

REVENUE	$ -	$ 1,950	$ -	$ -	$ 1,950

COST OF REVENUES	-	12,085	-	8,523	33,633

GROSS PROFIT	-	(10,135)	-	(8,523)	(31,683)

OPERATING EXPENSES
Wages and professional fees	542,278	703,996	293,000	498,491	2,582,701
Professional fees - common stock issued and warrants issued	66,700	341,632	-	224,640	2,989,528
General and administrative	95,417	280,310	40,761	242,087	787,638
Total operating expenses	704,395	1,325,938	333,761	965,218	6,359,867

NON-OPERATING EXPENSES
Amortization of debt discount	-	102,258	-	61,762	123,120
INTEREST EXPENSE	64,046	61,840	31,240	42,176	258,914
Interest expense-penalty	-	-	-	-	67,750
Interest expense-equity Issues	(56,879)	114,243	1,134	110,866	313,196
Loss on debt conversion	266,500	-	-	-	409,300
Total non-operating expenses	273,667	278,341	32,374	214,804	1,172,280

NET (LOSS) FROM OPERATIONS	(978,062)	(1,614,414)	(366,135)	(1,188,545)	(7,563,830)

OTHER INCOME:
Disposition of Riverbank Permits	-	-	-	-	250,000

DISCONTINUED OPERATIONS:
Gain on disposal of discontined operations	-	(429,066)	-	(429,066)	(429,066)
Income from discontined operations	-	24,186	-	24,186	24,186
Total loss from discontinued operations	-	(404,880)	-	(404,880)	(404,880)

NET (LOSS)	$ (978,062)	$ (2,019,294)	$ (366,135)	$ (1,593,425)	$ (7,718,710)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	179,295,869	65,364,816	193,740,792	67,150,572	80,097,482

NET (LOSS) PER SHARE	$ (0.0055)	$ (0.02)	$ (0.0039)	$ (0.0177)	$ (0.10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
(A DELELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND THE YEAR ENDED DECEMBER 31, 2011

IN US$

								Deficit
						Additional	Additional	Accumulated
					Additional	Paid-In	Paid-In	During the
	Preferred Stock		Common Stock		Paid-In	Capital -	Capital -	Development
	Shares	Amount	Shares	Amount	Capital	Warrants	Options	Stage	Total

Balance - June 26, 2007 (Inception of Wolfe Creek Mining, Inc.)	-	$ -	-	$ -	$ -	$ -		$ -	$ -

Common shares issued to founders for cash	-	-	44,999,895	45,000	(30,000)	-		-	15,000

Net loss for the period	-	-	-	-	-	-		(9,105)	(9,105)

Balance - December 31, 2007	-	-	44,999,895	45,000	(30,000)	-		(9,105)	5,895

Common shares issued for cash	-	-	15,000,000	15,000	10,000	-		-	25,000

Net loss for the year	-	-	-	-	-	-		(19,608)	(19,608)

Balance - December 31, 2008	-	-	59,999,895	60,000	(20,000)	-		(28,713)	11,287

Net loss for the period January 1, 2009 through
November 20, 2009 - date of merger with
Green EnviroTech Corp.	-	-	-	-	-	-		(9,845)	(9,845)

Net effect of recapitalization with GreenEnviroTech
Corp. including repurchase and subsequent
cancellation of shares and issuance of new shares	-	-	-	-	(208,202)	-		(310,350)	(518,552)

To reclassify negative paid in capital to retained earnings	-	-	-	-	228,202	-		(228,202)	-

Net loss for the period November 21, 2009 through
December 31, 2009	-	-	-	-	-	-		(347,179)	(347,179)

Balance - December 31, 2009	-	-	59,999,895	60,000	-	-		(924,288)	(864,288)

Common shares issued to consultants and officers	-	-	2,510,375	2,511	2,125,271	-		-	2,127,782

Conversion of notes payable to common stock	-	-	1,006,488	1,006	1,005,482	-		-	1,006,488

Net loss for the year ended December 31, 2010	-	-	-	-	-	-		(3,261,492)	(3,261,492)

Balance - December 31, 2010	-	-	63,516,758	63,517	3,130,753	-	-	(4,185,780)	(991,510)

Issued Preferred Stock in purchase Magic Bright	1,000,000	1,000	-	-	4,999,000	-	-	-	5,000,000

Acquisition Reserve in purchase Magic Bright	(1,000,000)	(1,000)			(4,999,000)	-	-		(5,000,000)

Common shares issued in purchase of Magic Bright	-	-	184,000	184	104,696	-	-	-	104,880

Common shares issued to consultants for fees	-	-	27,119,141	27,119	445,013	-	-	-	472,132

Common shares issued for cash	-	-	333,333	333	49,667	-	-	-	50,000

Common shares issued for debt extensions			380,000	380	1,520	-	-	-	1,900

Conversion of notes payable and liabilities to common shares			78,900,000	78,900	484,500	-	-	-	563,400

Warrants issued to secured debenutre holders	-	-	-	-	-	123,120	-	-	123,120

Warrants issued to brokers	-	-	-	-	-	18,242	-	-	18,242

Warrants issued to consultants for fees	-	-	-	-	-	12,080	-	-	12,080

Warrants issued to Officers	-	-	-	-	-	234,357	-	-	234,357

Options issued to Officers	-	-	-	-	-	-	-	-	-

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	(2,783,068)	(2,783,068)

Balance - December 31, 2011	-	-	170,433,232	170,433	4,216,149	387,799	-	(6,968,848)	(2,194,467)

Common shares issued to consultants and employees	-	-	2,300,000	2,300	64,400	-	-		66,700

Conversion of notes payable and liabilities to common shares	-	-	12,100,000	12,100	446,400	-	-		458,500

Common shares issued for debt extensions	-	-	1,000,001	1,000	29,000	-	-		30,000

Common shares issued for cash	-	-	15,000,000	15,000	135,000	-	-		150,000

Warrants issued to secured debenutre holders	-	-	-	-	-	2,999	-		2,999

Net loss for the three months ended June 30, 2012	-	-	-	-	-	-	-	(978,062)	(978,062)

Balance - June 30, 2012	-	$ -	200,833,233	$200,833	$4,890,949	$ 390,798	$ -	$(7,946,910)	$ (2,464,330)

	The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH JUNE 30, 2012

IN US$
			(Unaudited)
			OCTOBER 6, 2008
	Unaudited	Unaudited	(INCEPTION)
	SIX MONTHS ENDED	SIX MONTHS ENDED	THROUGH
	JUNE 30, 2012	JUNE 30, 2011	JUNE 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (978,062)	$ (2,019,294)	$ (7,718,710)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Common stock issued for services, net of cancelations, including shares issued	66,700	446,512	2,829,729
for loss on disposal of discontinued operations ($104,880)
Premium on Common stock issued to reduce and extend debt	296,500	-	861,800
Warrants issued as loan fees to brokers	2,999	257,548	33,321
Warrants issued to officers	-	-	234,357
Amortization of debt discount	-	102,257	123,120
Fair value change in derivative liability	(89,878)	107,506	61,859
Loss on disposal of discontined operations	-	324,186	324,186
Income from discontined operations	-	(24,186)	(24,186)

Change in assets and liabilities
(Increase) in inventory	-	-	-
(Increase) in deposits and other current assets	70,216	(25,500)	(266,674)
Increase in accounts payable and accrued expenses	422,426	373,708	1,722,195
Total adjustments	768,963	1,562,031	5,899,707
Net cash (used in) operating activities	(209,099)	(457,263)	(1,819,002)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures related to purchase of equipment for Riverbank Plant	-		(125,000)
Cash paid for acquisition of Magic Bright	-	(300,000)	(300,000)
Expenditures related to construction of building	-	(5,000)	(113,929)
Net cash (used in) investing activities	-	(305,000)	(538,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	150,000	50,000	230,000
Proceeds received from loan payable - related party	2,100	19,800	1,233,456
Payments on loan payable - related party	(35,910)	(24,500)	(440,393)
Proceeds received from loan payable - convertible	-		203,250
Proceeds received from loan payable - other	89,000	630,750	1,369,312
Payments on loan payable - other		(72,500)	(509,500)
Discount on Debenture Loans	-		-
Proceeds received from secured debentures	-	135,500	380,000
Payments on secured debentures	(75,000)		(75,000)
Net cash provided by financing activities	130,190	739,050	2,391,125

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(78,909)	(23,213)	33,194

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	112,103	26,184	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 33,194	$ 2,971	$ 33,194

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ 32,806	$ 61,840	$ 213,804

NON-CASH SUPPLEMENTAL INFORMATION:
Stock and liability for stock to be issued for services and interest	$ 66,700	$ 446,512	$ 2,829,729
Interest expense-Equity Issues	$ (56,879)	$ 114,243	$ 313,196
Warrants issued as loan fees to brokers	$ 2,999	$ 257,548	$ 289,758
Conversion of loans payable for common stock	$ 192,000	$ -	$ 1,763,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the six-month periods ended June 30, 2012 and 2011. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

Note 4

Stockholders’ Equity (Deficit)

As of June 30, 2012, there were 200,833,233 shares of common stock issued and outstanding compared to 170,433,232 shares of common stock issued and outstanding December 31, 2011 as reflected in the schedule below:

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital

Balance - December 31, 2011	170,433,232	$170,433	$4,216,149

Common shares issued to consultants and employees	2,300,000	2,300	64,400
Conversion of notes payable and liabilities to common shares	12,100,000	12,100	446,400
Common shares issued for debt extensions	1,000,001	1,000	29,000
Common shares issued for cash	15,000,000	15,000	135,000

Balance - June 30, 2012	200,833,233	$200,833	$4,890,949

Note 5 Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses at June 30, 2012 and December 31, 2011 consisted of:

	June 30, 2012	December 31, 2011

Accounts Payable	$ 492,724	$516,691
Accounts Payable – Related Parties	2,271	44,183
Accrued Salary - Officers	774,689	446,119
Accrued Payroll – Non Officers	139,500	84,000
Accrued Payroll Tax	99,247	58,067
Accrued Interest	211,651	148,597
	$1,720,082	$1,297,657

Accounts payable- related party balances are to officers of the Company for non-reimbursed expenses paid on behalf of the Company. Accrued interest is related to outstanding loans payable.

Note 6 Loan Payable – Related Party

The Company has an unsecured, loan payable in the form of a line of credit with its CEO. The CEO had provided a line of credit up to $1,000,000 at 4% interest per annum to the Company to cover various expenses and working capital infusions until the Company can be funded. This loan has been extended to December 31, 2012. Balance of the loan at June 30, 2012 was $38,685 with accrued interest in the amount of $28,435.

Note 7 Loan Payable – Other

The Company has unsecured loans with H. E. Capital, S. A. in different amounts. These loans accrue interest at the rate of 8% per annum. The due dates of the loans have been extended to December 31, 2012. Balance of the loans at June 30, 2012 was $666,750 with accrued interest in the amount of $89,943. History of the H. E. Capital loans is as follows:

	June 30, 2012	December 31,2011

Beginning Balance	$769,750	$362,500
Additions	89,000	542,250
Subtractions	-	70,000
Stock Conversion	192,000	65,000

Ending Balance	$666,750	$769,750

Note 8 Loan Payable – Convertible

The Company has issued three Convertible Promissory Notes to Asher Enterprises, Inc. totaling $135,500. These notes call for 4,790,081 shares of the Company’s common stock to be placed into a reserve account. On August 23, 2011, the Company received a notice of default on these notes from Asher as a result of the Company’s failure to remain current in its SEC filings and elected to impose a penalty of 50% of the outstanding note balance or $67,750 against the Company. Accrued interest on these notes at June 30, 2012 was $20,591. These notes remain outstanding and in default as of June 30, 2012.

The Promissory Notes issued to Asher Enterprises, Inc. are Convertible Promissory Notes with a discounted conversion price. The value of the discount based upon the current market price of the Company Stock was recorded as a Derivative Liability. This Derivative Liability at June 30, 2012 was $61,860.

Note 9 Subsequent Events:

There were no material subsequent events to be reported.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2011, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2012.

Results of Operations

Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011.

Revenues

The Company had no operating revenues for the six months ended June 30, 2012 and 2011.

Cost of Revenues

The Company had no cost of revenues from operations for the six months ended June 30, 2012 and 2011

Operating Expenses

The wages and professional fees for the six months ended June 30, 2012 were $542,278 as compared to $703,996 for the six months ended June 30, 2011. The wages and professional fees for the three months ended June 30, 2012 included $86,000 in professional fees and $216,000 in wages. There was $66,700 in professional fees paid by issuing 2,300,000 shares of common stock.

The general and administrative expenses for the six months ended June 30, 2012 were $95,417 as compared to $280,310 for the six months ended June 30, 2011, a decrease of approximately 65.96%. This decrease of $184,893 was the result of a decrease in travel, entertainment, advertising and marketing concerning the promotion of the company.

Non-Operating Expenses

The non operating expenses for the six months ended June 30, 2012 were in the amount of $273,667 as compared to $278,341 for the six months ended June 30, 2011. There was no amortization of debt discount for the six months ended June 30, 2012 as compared to $102,258 for the six months ended June 30, 2011. The interest expense on the working capital notes was $64,046 for the six months ended June 30, 2012 as compared to $61,840 in interest expense for the six months ended June 30, 2011.  The overall increase totaling $134,826 was the result of the Company recording a loss of $266,500 on debt conversion when the Company issued common shares to pay off $192,000 in H.E. Capital notes. The Company using the Black-Sholes calculation to figure the Derivative Liability on the convertible notes for June 30, 2012, had a reduction in the Derivative Liability in the amount of $89,878. The Company recorded $32,999 in interest expense related to equity issues when the Company issued common shares and warrants to the Legend debenture holders for extending their notes to September 24, 2012. The Company had interest expense related to equity issues in the amount of $114,243 for the six months ended June 30, 2011.

As a result of the above, the Company had a net loss of $978,062 for the six months ended June 30, 2012 compared to a loss of $2,019,294 for the six months ended June 30, 2011.

Liquidity and Capital Resources

Green EnviroTech Holdings Corp on June 30, 2012 had a balance of cash in the bank in the amount of $33,194. The Company had no accounts receivable and no Inventory on June 30, 2012. The Company had other current assets in the amount of $4,784. The Company had accounts payable to vendors and accrued expenses in the amount of $1,720,082.

The Company has an unsecured, loan payable in the form of a line of credit with its CEO. The CEO had provided a line of credit up to $1,000,000 at 4% interest per annum to the Company to cover various expenses and working capital infusions until the Company can be funded. This note has been extended to December 31, 2012. The CEO has advanced $1,233,456 from inception through June 30, 2012 and the Company has repaid $1,194,769 of these advances.  The Company converted $754,377 of these advances into shares of common stock on May 11, 2010 at $1 per share and converted $200,000 into shares of common stock on December 1, 2011 at $0.005 per share. The remaining principal under this loan due as of June 30, 2012 is $38,687.  $28,435 of interest is accrued on the loan at June 30, 2012.

The Company has unsecured loans with H. E. Capital, S. A. in different amounts. These loans accrue interest at the rate of 8% per annum. The due dates of the loans have been extended to December 31, 2012. Balance of the loans at June 30, 2012 was $666,750 with accrued interest in the amount of $89,943. History of the H. E. Capital loans is as follows:

	June 30, 2012	December 31,2011

Beginning Balance	$769,750	$362,500
Additions	89,000	542,250
Subtractions	-	70,000
Stock Conversion	192,000	65,000

Ending Balance	$666,750	$769,750

The Company also entered into a loan payable with an individual in the amount of $20,000 at 10% due on demand. The Company repaid $10,000 of this note on August 10, 2010.  As of June 30, 2012 the loan has an outstanding balance of $7,500.   Interest expense for the six months ended June 30, 2012 and 2011, was $446 and $442 respectively. Accrued interest as of June 30, 2012 was $2,703

On January 24, 2011, the Company entered into a series of securities purchase agreements with accredited investors (the “Investors”), pursuant to which the Company sold an aggregate of $380,000 in 12% secured debentures (the “Debentures”). Legend Securities, Inc. a broker dealer which is a member of FINRA, received a commission of $45,600 and 19,000 warrants at an exercise price of $0.40 in connection with the sale of the Debentures. The Debentures are due at the earlier of 6 months from the date of issuance or upon the Company receiving gross proceeds from subsequent financings in the aggregate amount of $1,000,000. The Company raised $380,000 from the investors. The Company agreed to issue to the Investors five-year warrants to purchase an aggregate of 190,000 shares of common stock at an exercise price of $0.40, which may be exercised on a cashless basis. The Debentures bear interest at the rate of 12% per annum, payable upon maturity. The Debentures are secured by the assets of the Company pursuant to security agreements entered into between the Company and the Investors.

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

 The maturity date of these debentures has been extended to September 24, 2012. The Company issued common shares and warrants to the debenture holders for the extension. The Company issued 1,000,000 common shares with a value of $30,000 and 100,000 five year warrants exercisable at $0.10 per share valued at $2,999. The remaining balance on the Debentures on June 30, 2012 was $380,000. Interest incurred for the six months ended June 30, 2012 and 2011 were $26,461 and $22,317 respectively. Interest accrued through June 30, 2012 was $89,943.

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

These notes also call for 4,790,081 shares of the Company’s common stock to be placed into a reserve account. On August 23, 2011, the Company received a notice of default on these notes from Asher as a result of the Company’s failure to remain current in its SEC filings and elected to impose a penalty of 50% of the outstanding note balance or $67,750 against the Company. The notes remain outstanding and in default as of June 30, 2012.

The Promissory Notes issued to Asher Enterprises, Inc. are Convertible Promissory Notes with a discounted conversion price. The value of the discount based upon the current market price of the Company Stock was recorded as a Derivative Liability. This Derivative Liability at June 30, 2012 was $61,860.

Cash provided by financing activities for the six months ended June 30, 2012 was $130,191 as compared to $739,050 for the six months ended June 30, 2011.

We will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities.  However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

We had cash of $33,194 as of June 30, 2012. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably. The Company expects increases in the legal and accounting costs and costs to obtain funding.

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

Emerging Growth Company. We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

·         have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

·         comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

·         submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

·         disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

Rule 12b-2 of the Securities Exchange Act of 1934, as amended, defines a Smaller Reporting Company as an issuer that is not an investment company, an asset-backed issuer), or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

· Had a public float of less than $ 75 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

· In the case of an initial registration statement under the Securities Act or Exchange Act for shares of its common equity, had a public float of less than $75 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

· In the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero, had annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings to which the Company or any of its property is the subject.

Item 1A. Risk Factors.

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2012, the Company issued 15,000,000 shares of common stock for cash. The cash was used for working capital in the company.

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

Green EnviroTech Holdings Corp.

Date: August 20 , 2012	By:	/s/ Gary DeLaurentiis
Gary DeLaurentiis
Chief Executive Officer (principal executive officer)

Date: August 20, 2012	By:	/s/ Wayne Leggett
Wayne Leggett
Chief Financial Officer (principal financial officer, principal accounting officer)

12