Form 10-Q
period 2012-09-30
GREEN ENVIROTECH HOLDINGS CORP.
filed 2012-10-25
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐ No ☒

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; 249,958,471 shares of common stock are issued and outstanding as of October 25, 2012.

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

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN ENVIROTECH HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US$)

	(Unaudited)
	SEPTEMBER 30,	DECEMBER 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash	$ 9,954	$ 112,103
Other current assets	4,784	75,000
Total Current Assets	14,738	187,103

Fixed Assets
Plant Equipment	125,000	125,000
Construction in progress	113,929	113,929
	238,929	238,929
Other Assets:
Deposits	261,890	261,890
	261,890	261,890

TOTAL ASSETS	$ 515,557	$ 687,922

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 567,061	$ 560,872
Accrued expenses	1,756,725	736,784
Secured debentures payable	305,000	380,000
Loan payable - other	579,250	777,250
Loan payable - convertible	176,250	203,250
Derivative liability	60,063	151,738
Loan payable - related party	38,687	72,496
Total Current Liabilities	3,483,036	2,882,390

TOTAL LIABILITIES	3,483,036	2,882,390

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized,
247,752,589 and 170,433,232 shares issued and outstanding	247,752	170,433
(4,790,081 shares are held in reserve)
Additional paid in capital	5,039,529	4,216,149
Additional paid in capital - warrants	390,798	387,799
Deficit accumulated during the development stage	(8,645,558)	(6,968,849)
	(2,967,479)	(2,194,468)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 515,557	$ 687,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)
FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 AND
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2012

	IN US$
					OCTOBER 6, 2008
					(INCEPTION)
	NINE MONTHS	NINE MONTHS	THREE MONTHS	THREE MONTHS	THROUGH
	SEPTEMBER 30, 2012	SEPTEMBER 30, 2011	SEPTEMBER 30, 2012	SEPTEMBER 30, 2011	SEPTEMBER 30, 2012

REVENUE	$ -	$ 1,950	$ -	$ -	$ 1,950

COST OF REVENUES	-	12,835	-	750	33,633

GROSS PROFIT	-	(10,885)	-	(750)	(31,683)

OPERATING EXPENSES
Wages and professional fees	1,368,442	791,899	826,164	87,903	3,408,865
Professional fees - common stock issued and warrants issued	66,700	341,632	-	-	2,989,528
General and administrative	200,128	300,198	104,711	19,888	892,349
Total operating expenses	1,635,270	1,433,729	930,875	107,791	7,290,742

NON-OPERATING EXPENSES
Amortization of debt discount	-	362,423	-	260,166	123,120
Interest expense	100,116	252,901	36,070	76,817	294,984
Interest expense-penalty	-	-	-	-	67,750
Interest expense-equity Issues	(58,676)	-	(1,797)	-	311,399
Loss on debt conversion	-	-	(266,500)	-	142,800
Total non-operating expenses	41,440	615,324	(232,227)	336,983	940,053

NET (LOSS) FROM OPERATIONS	(1,676,710)	(2,059,938)	(698,648)	(445,524)	(8,262,478)

OTHER INCOME:
Disposition of Riverbank Permits	-	-	-	-	250,000

DISCONTINUED OPERATIONS:

Gain on disposal of discontinued operations	-	(429,066)	-	-	(429,066)
Income from discontinued operations	-	24,186	-	-	24,186
Total loss from discontinued operations	-	(404,880)	-	-	(404,880)

NET (LOSS)	$ (1,676,710)	$ (2,464,818)	$ (698,648)	$ (445,524)	$ (8,417,358)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	189,654,639	66,874,053	210,146,989	70,610,822	88,314,896

NET (LOSS) PER SHARE	$ (0.0088)	$ (0.0308)	$ (0.0033)	$ (0.0063)	$ (0.0953)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2012

IN US$
			(Unaudited)
			OCTOBER 6, 2008
	Unaudited	Unaudited	(INCEPTION)
	NINE MONTHS ENDED	NINE MONTHS ENDED	THROUGH
	SEPTEMBER 30, 2012	SEPTEMBER 30, 2011	SEPTEMBER 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (1,676,710)	$ (2,464,818)	$ (8,417,358)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Common stock issued for services, net of cancelations, including shares issued	96,700	484,512	2,859,729
for loss on disposal of discontinued operations ($104,880)
Premium on Common stock issued to reduce and extend debt	-	-	565,300
Warrants issued as loan fees to brokers	2,999	287,515	33,321
Warrants issued to officers	-	-	234,357
Stock for Debt	-	123,120	123,120
Fair value change in derivative liability	(91,675)	107,507	60,062
Loss on disposal of discontinued operations	-	324,186	324,186
Income from discontinued operations	-	(24,186)	(24,186)

Change in assets and liabilities
(Increase) in inventory	-	-	-
(Increase) in deposits and other current assets	70,216	(19,900)	(266,674)
Increase in accounts payable and accrued expenses	1,266,130	707,160	2,565,900
Total adjustments	1,344,370	1,989,914	6,475,115
Net cash (used in) operating activities	(332,340)	(474,904)	(1,942,243)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures related to purchase of equipment for Riverbank Plant	-		(125,000)

Cash paid for acquisition of Magic Bright	-	(300,000)	(300,000)
Expenditures related to construction of building	-	(5,000)	(113,929)
Net cash (used in) investing activities	-	(305,000)	(538,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	150,000	50,000	230,000
Proceeds received from loan payable - related party	2,100	23,800	1,233,456
Payments on loan payable - related party	(35,909)	(24,500)	(440,392)
Proceeds received from loan payable - convertible	-		203,250
Proceeds received from loan payable - other	189,000	728,250	1,469,312
Payments on loan payable - other	-	(72,500)	(509,500)
Payments on loan payable - convertible	-		-
Proceeds received from secured debentures	-	50,000	380,000
Payments on secured debentures	(75,000)		(75,000)
Net cash provided by financing activities	230,191	755,050	2,491,126

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(102,149)	(24,854)	9,954

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	112,103	26,184	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 9,954	$ 1,330	$ 9,954

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ 100,116	$ 214,901	$ 281,114

NON-CASH SUPPLEMENTAL INFORMATION:
Stock and liability for stock to be issued for services and interest	$ 96,700	$ 484,512	$ 2,859,729
Interest expense-Equity Issues	$ (58,676)	$ -	$ 311,399
Warrants issued as loan fees to brokers	$ 2,999	$ 287,515	$ 289,758
Conversion of loans payable for common stock	$ 654,000	$ -	$ 2,225,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
(A DELELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND THE YEAR ENDED DECEMBER 31, 2011

IN US$

								Deficit
						Additional	Additional	Accumulated
					Additional	Paid-In	Paid-In	During the
	Preferred Stock		Common Stock		Paid-In	Capital -	Capital -	Development
	Shares	Amount	Shares	Amount	Capital	Warrants	Options	Stage	Total

Balance - June 26, 2007 (Inception of Wolfe	-	$ -	-	$ -	$ -	$ -		$ -	$ -
Creek Mining, Inc.)

Common shares issued to founders for cash	-	-	44,999,895	45,000	(30,000)	-		-	15,000

Net loss for the period	-	-	-	-	-	-		(9,105)	(9,105)

Balance - December 31, 2007	-	-	44,999,895	45,000	(30,000)	-		(9,105)	5,895

Common shares issued for cash	-	-	15,000,000	15,000	10,000	-		-	25,000

Net loss for the year	-	-	-	-	-	-		(19,608)	(19,608)

Balance - December 31, 2008	-	-	59,999,895	60,000	(20,000)	-		(28,713)	11,287

Net loss for the period January 1, 2009 through
November 20, 2009 - date of merger with
Green EnviroTech Corp.	-	-	-	-	-	-		(9,845)	(9,845)

Net effect of recapitalization with GreenEnviroTech
Corp. including repurchase and subsequent
cancellation of shares and issuance of new shares	-	-	-	-	(208,202)	-		(310,350)	(518,552)

To reclassify negative paid in capital to retained earnings	-	-	-	-	228,202	-		(228,202)	-

Net loss for the period November 21, 2009 through
December 31, 2009	-	-	-	-	-	-		(347,179)	(347,179)

Balance - December 31, 2009	-	-	59,999,895	60,000	-	-		(924,289)	(864,289)

Common shares issued to consultants and officers	-	-	2,510,375	2,511	2,125,271	-		-	2,127,782

Conversion of notes payable to common stock	-	-	1,006,488	1,006	1,005,482	-		-	1,006,488

Net loss for the year ended December 31, 2010	-	-	-	-	-	-		(3,261,492)	(3,261,492)

Balance - December 31, 2010	-	-	63,516,758	63,516	3,130,753	-	-	(4,185,781)	(991,511)

Issued Preferred Stock in purchase Magic Bright	1,000,000	1,000	-	-	4,999,000	-	-	-	5,000,000

Acquisition Reserve in purchase Magic Bright	(1,000,000)	(1,000)			(4,999,000)	-	-		(5,000,000)

Common shares issued in purchase of Magic Bright	-	-	184,000	184	104,696	-	-	-	104,880

Common shares issued to consultants for fees	-	-	27,119,141	27,119	445,013	-	-	-	472,132

Common shares issued for cash	-	-	333,333	333	49,667	-	-	-	50,000

Common shares issued for debt extensions			380,000	380	1,520	-	-	-	1,900

Conversion of notes payable and liabilities to common shares			78,900,000	78,900	484,500	-	-	-	563,400

Warrants issued to secured debenture holders	-	-	-	-	-	123,120	-	-	123,120

Warrants issued to brokers	-	-	-	-	-	18,242	-	-	18,242

Warrants issued to consultants for fees	-	-	-	-	-	12,080	-	-	12,080

Warrants issued to Officers	-	-	-	-	-	234,357	-	-	234,357

Options issued to Officers	-	-	-	-	-	-	-	-	-

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	(2,783,068)	(2,783,068)

Balance - December 31, 2011	-	$ -	170,433,232	$ 170,432	$ 4,216,149	$ 387,799	$ -	$(6,968,847)	$ (2,194,468)

Common shares issued to consultants and employees	-	-	2,300,000	2,300	64,400	-	-		66,700

Conversion of notes payable and liabilities to common shares	-	-	59,019,356	59,019	594,980	-	-		653,999

Common shares issued for debt extensions	-	-	1,000,001	1,000	29,000	-	-		30,000

Common shares issued for cash	-	-	15,000,000	15,000	135,000	-	-		150,000

Warrants issued to secured debenture holders	-	-	-	-	-	2,999	-		2,999

Net loss for the nine months ended September 30, 2012	-	-	-	-	-	-	-	(1,676,710)	(1,676,710)

	-	$ -	247,752,589	$ 247,752	$ 5,039,529	$ 390,798	$ -	$(8,645,558)	$ (2,967,479)

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the nine-months period ended September 30, 2012 and 2011. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

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

The entity is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of comprehensive income are presented.  The amendments in this update should be applied retrospectively, and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not anticipate that the adoption of these standards will have a material impact on the financial statements.

Note 4	Stockholders’ Equity (Deficit

As of September 30, 2012, there were 247,752,589 shares of common stock issued and outstanding compared to 170,433,232 shares of common stock issued and outstanding December 31, 2011 as reflected in the schedule below:

			Additional
	Common Stock		Paid-In
	Shares	Amount	Capital

Balance - December 31, 2011	170,433,232	$170,433	$4,216,149

Common shares issued to consultants and employees	2,300,000	2,300	64,400
Conversion of notes payable and liabilities to common shares	59,019,356	59,019	594,980
Common shares issued for debt extensions	1,000,001	1,000	29,000
Common shares issued for cash	15,000,000	15,000	135,000
Balance - September 30, 2012	247,752,589	$247,752	$5,039,529

GREEN ENVIROTECH HOLDINGS CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5

Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses at September 30, 2012 and December 31, 2011consisted of:

	September 30, 2012	December 31, 2011
Accounts Payable	$493,242	$516,691
Accounts Payable-Related Parties	4,717	44,182
Accrued Salary-Officers	1,182,689	446,119
Accrued Salary-Non Officers	166,000	84,000
Accrued Payroll Taxes	162,236	58,068
Accrued Interest	245,799	148,597

	$2,254,683	$1,297,657

Accounts payable- related party balances are to officers of the Company for non-reimbursed expenses paid on behalf of the Company. Accrued interest is related to outstanding loans payable.

Note 6

Loan Payable – Related Party

The Company has an unsecured, loan payable in the form of a line of credit with its CEO. The CEO had provided a line of credit up to $1,000,000 at 4% interest per annum to the Company to cover various expenses and working capital infusions until the Company can be funded.  This loan has been extended to December 31, 2012.  Balance of the loan at September 30, 2012 was $38,687 with accrued interest in the amount of $28,825.

GREEN ENVIROTECH HOLDINGS CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7

Loan Payable – Other

The Company has unsecured loans with H. E. Capital, S. A. in different amounts.  These loans accrue interest at the rate of 8% per annum.  The due dates of the loans have been extended to December 31, 2012.  Balance of the loans at September 30, 2012 was $571,750 with accrued interest in the amount of $102,645.  History of the H. E. Capital loans is as follows:

	September 30, 2012	December 31, 2011

Beginning Balance	$769,750	$362,500
Additions	189,000	542,250
Subtractions	-	70,000
Stock Conversion	387,000	65,000

Ending Balance	$571,750	$769,750

Note 8

Loan Payable – Convertible

The Company has issued three Convertible Promissory Notes to Asher Enterprises, Inc. (Asher) totaling $135,500. These notes call for 4,790,081 shares of the Company's common stock to be placed into a reserve account. On August 23, 2011, the Company received a notice of default on these notes from Asher as a result of the Company's failure to remain current in its SEC filings and elected to impose a default of 50% of the outstanding note balance or $67,750 against the Company. On September 6, 2012 Asher converted $12,000 of this default into 1,666,667 shares of common stock of the Company. On September 19, 2012 Asher converted another $15,000 of the default into 2,419,355 shares of common stock of the Company. Accrued interest on these notes and the remaining balance of the default at September 30, 2012 was $32,068. These notes and default in the amount of $176,250 remain outstanding and in default as of September 30, 2012.

The Promissory Notes issued to Asher Enterprises, Inc. are Convertible Promissory Notes with a discounted conversion price. The value of the discount based upon the current market price of the Company Stock was recorded as a Derivative Liability. This Derivative Liability at September 30, 2012 was $60,063.

Note 9

Subsequent Events:

On October 3, 2012 Asher Enterprises, Inc. filed for a conversion of $7,500 of default debt into 2,205,882 common shares of the Company. These shares were issued to Asher on October 5, 2012. The Derivative Liability has already been booked as previously stated for these shares and the Asher Notes. The Company now has 249,958,471 shares issued and outstanding. The Company is in the process of amending its Charter to facilitate the authorization of an additional 250,000,000 million shares of common stock. This amendment will bring the authorized shares to a total of 500,000,000.

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

On August 9, 2010, the Company formed Green EnviroTech Riverbank, Inc., (“GETRB”) a California corporation, in anticipation of opening a plant in Riverbank, CA. The Company has previously announced its intention to dissolve GETRB, but has subsequently decided not to dissolve it in anticipation of opening a plant in California.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2011, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Reports on Form 10-Q for prior quarter filings.

Results of Operations

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011.

Revenues

The Company had no operating revenues for the nine months ended September 30, 2012. The Company had $1,950 in revenues for the nine months ended September 30, 2011.  These revenues were from the sale of waste plastic stored at the Riverbank Location. As a result of this sale, the Company had revenues from October 6, 2008 (inception) through September 30, 2011 for the first time.

Cost of Revenues

The Company had no cost of revenue for the nine months ended September 30, 2012.  The Company  had $12,835 in total cost of revenues for the nine months ended September 30, 2011. The cost of revenue for the nine months ended September 30, 2011was from the disposal of waste plastic.

Operating Expenses

The wages and professional fees for the nine months ended September 30, 2012 were $1,435,142 as compared to $1,133,531 for the nine months ended September 30, 2011. The wages and professional fees for the nine months ended September 30, 2012 included $206,442 in professional fees and $619,722 in wages.

The general and administrative expenses for the nine months ended September 30, 2012 were $200,128 as compared to $300,198 for the nine months ended September 30, 2011, a decrease of approximately 33.33%. This decrease of $100,070 was the result of a decrease in travel, entertainment, advertising and marketing concerning the promotion of the company.

Non-Operating Expenses

The non operating expenses for the nine months ended September 30, 2012 were in the amount of $512,306 as compared to $615,324 for the nine months ended September 30, 2011. There was no amortization of debt discount for the nine months ended September 30, 2012 as compared to $362,423 for the nine months ended September 30, 2011.  The interest expense on the working capital notes was $100,116 for the nine months ended September 30, 2012 as compared to $252,901 in interest expense for the nine months ended September 30, 2011.  The overall decrease totaling $152,785 was the result of the Company recording a loss of $470,866 on debt conversion when the Company issued common shares to pay off $387,000 in H.E. Capital notes and $27,000 in Asher Enterprises, Inc. notes.  The Company using the Black-Sholes calculation to figure the Derivative Liability on the Asher convertible notes for September 30, 2012, calculated a Derivative Liability in the amount of $60,063.  Over the past nine months the Company has recorded a credit in the amount of $91,675 against the interest expense related to equity issues when adjusting the Derivative Liability on the Asher Debentures.  The Company recorded $32,999 in interest expense related to equity issues when the Company issued common shares and warrants to debenture holders for extending their notes to September 24, 2012.  The Company is reflecting a credit balance of $58,676 in the interest expense equity issues for the nine months ended September 30, 2012.

Three Months Ended September 30, 2012 compared to Three Months Ended September 30, 2011.

Revenues

The Company had no operating revenues for the three months ended September 30, 2012 and 2011.

Cost of Revenues

The Company had no cost of revenue for the three months ended September 30, 2012.  The Company had $750 in total cost of revenues for the three months ended September 30, 2011. The cost of revenue for the three months ended for September 30, 2011was from the disposal of waste plastic.

Operating Expenses

The wages and professional fees for the three months ended September 30, 2012 were $826,164 as compared to $87,903 for the three months ended September 30, 2011. The wages and professional fees for the three months ended September 30, 2012 included $206,442 in professional fees and $619,722 in wages.

The general and administrative expenses for the three months ended September 30, 2012 were $104,711 as compared to $19,888 for the three months ended September 30, 2011, an increase of approximately 426.5%. This increase of $84,823 was the result of an increase in payroll taxes, travel, entertainment, advertising and marketing concerning the promotion of the company.

Non-Operating Expenses

The non operating expenses for the three months ended September 30, 2012 were in the amount of $238,639 as compared to $336,983 for the three months ended September 30, 2011. There was no amortization of debt discount for the three months ended September 30, 2012 as compared to $260,166 for the three months ended September 30, 2011.  The interest expense on the working capital notes was $36,070 for the three months ended September 30, 2012 as compared to $76,817 in interest expense for the three months ended September 30, 2011.  The overall decrease totaling $40,747 was the result of the Company recording a debt conversion when the Company issued common shares to pay off $387,000 in H.E. Capital notes and $27,000 in Asher Enterprises, Inc. notes.  The Company using the Black-Sholes calculation to figure the Derivative Liability on the Asher convertible notes for September 30, 2012, calculated a Derivative Liability in the amount of $60,063.  Over the past three months the Company has recorded a credit in the amount of $1,797 against the interest expense related to equity issues when adjusting the Derivative Liability on the Asher Debentures.   The Company is reflecting a credit balance of $1,797 in the interest expense equity issues for the three months ended September 30, 2012 as compared to $0 for the three months ended September 30, 2011.

As a result of the above, the Company had a net loss of $2,147,575 for the nine months ended September 30, 2012 compared to a loss of $2,464,818 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Green EnviroTech Holdings Corp on September 30, 2012 had a balance of cash in the bank in the amount of $9,954. The Company had no accounts receivable and no Inventory on September 30, 2012.  The Company had other current assets in the amount of $4,784. The Company had accounts payable to vendors and accrued expenses in the amount of $2,323,786.

The Company has an unsecured, loan payable in the form of a line of credit with its CEO. The CEO had provided a line of credit up to $1,000,000 at 4% interest per annum to the Company to cover various expenses and working capital infusions. This note has been extended to December 31, 2012.  The CEO has advanced $1,233,456 from inception through September 30, 2012 and the Company has repaid $1,194,769 of these advances.  The Company converted $754,377 of these advances into shares of common stock on May 11, 2010 at $1.00 per share and converted $200,000 into shares of common stock on December 1, 2011 at $0.005 per share.  The remaining principal under this loan due as of September 30, 2012 is $38,687.  $28,824 of interest is accrued on the loan at September 30, 2012.

The Company has unsecured loans with H. E. Capital, S. A. in different amounts.  These loans accrue interest at the rate of 8% per annum.  The due dates of the loans have been extended to December 31, 2012.  Balance of the loans at September 30, 2012 was $571,750 with accrued interest in the amount of $102,645.  History of the H. E. Capital loans is as follows:

	September 30, 2012	December 31, 2011

Beginning Balance	$769,750	$362,500
Additions	189,000	542,250
Subtractions	-	70,000
Stock Conversion	387,000	65,000

Ending Balance	$571,750	$769,750

The Company also entered into a loan payable with an individual in the amount of $20,000 at 10% due on demand. The Company repaid $10,000 of this note on August 10, 2010.  As of September 30, 2012 the loan has an outstanding balance of $7,500.   Interest expense for the nine months ended September 30, 2012 and 2011, was $673 and $631 respectively.  The interest expense on the nine months ended September 30, 2012 is calculated at 12%.  Accrued interest as of September 30, 2012 was $2,703

On January 24, 2011, the Company entered into a series of securities purchase agreements with accredited investors (the “Investors”), pursuant to which the Company sold an aggregate of $380,000 in 12% secured debentures (the “Debentures”). Legend Securities, Inc. a broker dealer which is a member of FINRA, received a commission of $45,600 and 19,000 warrants at an exercise price of $0.40 in connection with the sale of the Debentures. The Debentures were initially due at the earlier of 6 months from the date of issuance or upon the Company receiving gross proceeds from subsequent financings in the aggregate amount of $1,000,000. TheCompany raised $380,000 from the investors. The Company agreed to issue to the Investors five-year warrants to purchase an aggregate of 190,000 shares of common stock at an exercise price of $0.40, which may be exercised on a cashless basis. The Debentures bear interest at the rate of 12% per annum, payable upon maturity. The Debentures are secured by the assets of the Company pursuant to security agreements entered into between the Company and the Investors.

The $380,000 in proceeds from the financing transaction was allocated to the debt features and the warrants based upon their fair values.  The value of the warrants ($123,120) was recorded as a debt discount on the secured debentures. This discount was amortized over the life of the secured debentures, nine months.

The estimated fair value of the 190,000 warrants to the investors at issuance on January 24, 2011 was $141,362 and has been classified as Additional Paid In Capital - Warrants on the Company’s condensed consolidated balance sheet. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model.

 The maturity date of these debentures has been extended to September 24, 2012. The Company issued common shares and warrants to the debenture holders for the extension.  The Company issued 1,000,000 common shares with a value of $30,000 and 100,000 five year warrants exercisable at $0.10 per share valued at $2,999.  The remaining balance on the Debentures on September 30, 2012 was $305,000.  Interest incurred for the nine months ended September 30, 2012 and 2011 were $30,782 and $32,047 respectively. Interest accrued through September 30, 2012 was $79,332.  The Company is presently negotiating an extension on the debentures.

The Company has issued three Convertible Promissory Notes to Asher Enterprises, Inc., in the amounts of $53,000 on April 12, 2011, $42,500 on April 27, 2011 and $40,000 on May 23, 2011.    The notes call for interest in the amount of eight percent (8%) per annum from the date of issue until due nine months from the issue date.   Asher Enterprises, Inc. has the right to convert the note or any part of the unpaid principal balance of the note into common shares of the Company anytime after one hundred eighty (180) days following the issue date of the note.  The conversion price is sixty three percent (63%) on the note issued on April 12, 2011 and sixty one percent (61%) on the other two notes.  The conversion price is calculated on the average of the lowest three (3) trading prices for the common stock during the ten (10) trading day period ending on the latest complete trading day prior to the conversion date.  The funds were used for working capital.

 These notes also call for 4,790,081 shares of the Company’s common stock to be placed into a reserve account.  On August 23, 2011, the Company received a notice of default on these notes from Asher as a result of the Company’s failure to remain current in its SEC filings, as a result of which default an additional 50% of the outstanding note balances or $67,750 was owed by the Company.  On September 6, 2012 Asher converted $12,000 of this default amount into 1,666,667 shares of common stock of the Company.  On September 19, 2012 Asher converted another $15,000 of the amounts due on the notes into 2,419,355 shares of common stock of the Company.  Accrued interest on these notes and the remaining balance of the default amounts at September 30, 2012 was $32,068.  On October 3, 2012 Asher Enterprises, Inc. submitted a notice  of conversion of $7,500 into 2,205,882 common shares of the Company.  These notes and default payments in the amount of $175,750 remain outstanding and in default as of September 30, 2012.

The Promissory Notes issued to Asher Enterprises, Inc. are Convertible Promissory Notes with a discounted conversion price.  The value of the discount based upon the current market price of the Company Stock was recorded as a Derivative Liability.   This Derivative Liability at September 30, 2012 was $60,063.

Cash provided by financing activities for the nine months ended September 30, 2012 was $230,191 as compared to $755,050 for the nine months ended September 30, 2011.

We will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities.  However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

We had cash of $9,954 as of September 30, 2012. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably. The Company expects increases in the legal and accounting costs and costs to obtain funding.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On March 30, 2012 the Company as Respondent in arbitration was ordered by the Arbitrator with the American Arbitration Association to pay $8,850 plus accrued interest at 9% to Wellfleet Partners, Inc., a New York Corporation.  The Company had entered into an agreement with Wellfleet Partners, Inc. on August 12, 2011 for their services for one month starting on the agreement date.  Wellfleet is in the business of providing financial, management consulting and advisory type services to small and medium sized, private and publicly traded, national and internationally based companies.  There was a $9,500 fee due upon signing the agreement with Wellfleet which the Company was not able to pay.  The Company paid Wellfleet $2,000 on September 8, 2011. The Company was not able to pay the balance of the fee.  The Company carries the debt in its accounts payable.  Aggregate principal and interest owed as of September 30, 2012 is $10,465.

Item 1A. Risk Factors.

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2012, the Company issued 2,300,000shares of common stock for services, 59,019,356 shares of common stock in exchange for the cancellation of debt, 1,000,000 shares of common stock in exchange for debt extension and 15,000,000 shares of common stock for $150,000.   The cash was used for working capital in the company.

In connection with the foregoing, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

The Company is in default under promissory notes issued to Asher Enterprises, Inc. for failure to make required payments of interest and principal and failure to comply with the reporting requirements of the Exchange Act. Aggregate principal and interest owed as of the date of this filing is $ 208,318.

The Company is in default under promissory notes issued on January 24, 2011 for failure to make required payments of interest and principal by September 24, 2012.  The Company is currently in negotiations regarding extensions on these notes .

Aggregate principal and interest owed as of September 30, 2012 is $384,332.

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

Green EnviroTech Holdings Corp.

Date: October 25, 2012	By:	/s/ Gary DeLaurentiis
Gary DeLaurentiis
Chief Executive Officer (principal executive officer)

Date: October 25, 2012	By:	/s/ Wayne Leggett
Wayne Leggett
Chief Financial Officer (principal financial officer, principal accounting officer)