Form 10-K
period 2012-12-31
GREEN ENVIROTECH HOLDINGS CORP.
filed 2013-04-16
CIK 1428765

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

(mark one)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2012

     [  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [  ]     No [X]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $2,659,924 as of June 30, 2012. Shares of voting stock held by each executive officer and director of the registrant and each person who beneficially owns 10% or more of the registrant’s outstanding voting stock has been excluded from the calculation. This determination of affiliated status may not be conclusive for other purposes.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.Yes [  ] No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Registrant’s common stock as of April 14, 2013, was 2,624,369 shares.

PART I

ITEM 1. BUSINESS

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

Pursuant to the Merger Agreement, on November 20, 2009 (the “Closing Date”), Green EnviroTech Acquisition Corp. merged with and into Green EnviroTech, resulting in Green EnviroTech becoming a wholly-owned subsidiary of the Company (the “Merger”). As a result of the consummation of the Merger Agreement, the Company issued approximately 450,000 shares of its common stock to the shareholders of Green EnviroTech, representing approximately 45% of the issued and outstanding common stock of the Company following the closing of the Merger. Further, the outstanding shares of common stock of Green EnviroTech were cancelled. The acquisition of Green EnviroTech is treated as a reverse acquisition, and the business of Green EnviroTech became the business of the Company. Immediately prior to the reverse acquisition, Wolfe Creek was not engaged in any active business.

Recent Developments

Effective March 27, 2013, the Company completed a 1 for 100 reverse split of its common stock.  Share amounts in this report have been retroactively adjusted for the reverse split.

References hereinafter to “Green EnviroTech”, “we”, “us”, “our” and similar words refer to the Company.

Our Principal Offices

Our executive offices are located at P. O. Box 692, Riverbank, CA 95367, and our phone number at this address is (209) 881-3523.

Overview of Our Business

Green EnviroTech Holdings Corp. is a development-stage technology company that has developed a patent pending oil conversion process utilizing a mixture of plastic and tires. The "GETH Process" revolutionizes the disposal of plastic waste and tires and cleans up our landfills by producing a high grade of oil.

HIGHLIGHTS:

▪

A 12 module plant will produce approximately 25,000 barrels of GETH Oil per month

▪

GETH produces oil that does not need to be reprocessed and can be blended into most products produced at a refinery

▪

Contract to purchase GETH Oil through a third party with a contract with a major oil company at Brent Crude prices minus $5.25 per barrel for marketing and transportation differentials.  1% of gross will go to the third party.

▪

Tire & plastic feedstock providers have been identified for the first 10 selected regional plant sites; to be secured with refined multi plant sites. Initial California sources and plant site are secured.

▪

GETH Process is a closed system with no environmental impact

▪

Highly experienced management team in engineering, permitting, manufacturing and feedstock supply

The Company estimated that it will need to raise approximately $16 Million in additional funding to execute phase-one of three phases of its business plan. There is no assurance such funding will be available on terms acceptable to the Company, or at all. The Company has been in negotiations with a New York lending Institution for a $12 Million loan with a lien against the plant and equipment. Phase-one involves construction of the plant and the purchase and installation of three process systems which will enable the Company to become operational. The Company estimates that, following receipt of such funding, it will take approximately seven months to complete construction and equip the plant. Phase-two involves the installation of three more systems at a cost of $5 Million. The Company anticipates that, subject to the Company having adequate funding, phase-two will start within two months after the completion of phase-one, and phase three will be started three months after the completion of phase-two. Phase-three involves the installation of six more systems at a cost of $10 Million. In addition, the Company has applied for permits needed to operate and construct the plant and the Company does not anticipate any complications with its applications, and the plants' operating systems are considered a closed system with zero emissions.

TECHNOLOGY OVERVIEW OF THE "GETH PROCESS"

The system to convert plastic and tires to oil uses electromagnetic pyrolysis to produce oil by using the GETH Process.  This oil is referred to as GETH Oil, carbon black, syngas, and steel. The use of electromagnetic pyrolysis facilitates more effective heat transfer while causing no environmental impact. A standard twelve module plant, utilizing 6 for plastic and 6 for tire conversion produces approximately 25,000 barrels of oil per month.  Plastic or tire processing ratios can be adjusted to correspond to the current supply volumes.

One Module - Plastic to GETH Oil Conversion:

•

The maximum processing of a single module is 940,000 pounds of plastic per month - estimated to produce 2,710 barrels of GETH Oil per month, among other outputs.

Outputs and Ratios:

o

85% average by weight converted into GETH Oil

o

10% average by weight of syngas

o

5% average by weight of carbon black

One Module -Tire to GETH Oil Conversion:

•

The maximum processing of a single module is 940,000 pounds of tires per month - estimated to produce 1,435 barrels of GETH Oil per month, among other outputs.

Outputs and Ratios:

o

40-45% by weight converted into GETH Oil

o

30-33% converted into carbon black

o

10-11% recovered steel wire

o

11-20% syngas

Process Description for a Twin Reactor Pyrolysis Conversion Module:

Process charge material is compressed into bales to increase charge weight and provide a convenient material handling package. Variations of this process, criteria, will be investigated within the demonstration phase of the initial plant operation.

The conversion process is composed of a combination of three steps that have been placed in line so that they present an integrated process stream. Modules are operated in a continuous batching scheme.

The first step is an electromagnetic pyrolysis induction system that converts tire and/or plastic feedstock into crude oil. A process module contains two rotating electrically heated reaction chambers.  Each reactor is operated independently and controlled by a computerized process controller that monitors three zones on the reactors as well as the other processes within the full operating module. As the feedstock material temperature rises certain fractions turn into a gaseous phase (at about 700 degree F) which gases pass through a condensation/separation chamber. The resultant light oil condensate is a final product.

Variations of the pyrolysis energy source criteria will be investigated within the demonstration phase of the initial plant operation.

In a second step heavy un-vaporized oil is collected in a heavy oil reservoir and further refined by distillation into finished oil.

The last step in the process is an organic chloride filtration system. Process oil is transferred directly to this system, re-heated to 500° F, and passed through a catalyst media to remove residual organic chloride. Finished oil is moved into a product storage vessel for testing.

The entire module is a closed loop that sorts vapors and gases throughout the entire process. At no time are there any gases or vapors emitted into the atmosphere. The reactor chamber is closed and sealed throughout the entire process cycle and is only opened once all of the vapors and gases have been evacuated from the reactor chamber. There is a main check valve in place between the reactor and the separator that prevents any gases or vapors from flowing back into the reactor chamber.

Other non-oil Products:

Carbon black is produced as a by-product in volumes related to the feed stock material as noted earlier. Carbon black collects in the separator vessel and is released through a valve gate at the bottom at the termination of each batch process. The carbon black enters a contained storage vessel, which is sealed so that the carbon black is fully captured without becoming airborne.

The steel from tires is removed from the reactor in preparation for the next batch.

The last by-product is syngas which is evacuated from the module continuously and processed through a filtration system to clean out any residual carbon; the gas is then compressed into syngas storage vessels.

HANDLING AND SHIPPING:

All the by-products are separated into their own specific storage vessels until they’re shipped. All products will be shipped by certified transporters. The certified oil and syngas transporters have all the necessary permits, pumps and valves systems to eliminate any vapors or emissions from being released into the atmosphere during the tanker loading process.

MATERIAL SOURCING / VALUES

The relevant issue as it applies to the GETH production economics are:

•

Cost and availability of raw materials (feedstock)

•

Price the GETH Oil is sold to the refinery

PLASTICS

The EPA states that in the US 31 million tons of plastic waste is generated annually. With plastic recyclers volumes already committed there is an abundant flow of plastics available for the GETH facilities. The cost of waste plastic for processing is set at $75 per ton including transport and is detailed in the financial projections.

600,000,000
500,000,000
400,000,000
300,000,000
200,000,000
100,000,000
-
542,880,000
73,440,000
141,120,000
82,080,000
165,600,000
53,280,000
367,200,000
41,760,000
273,600,000
115,200,000
California
Colorado
Michigan
Wisconsin
Ohio
Oklahoma
Texas
Mississippi
Florida
New Jersey

This chart reflects 10% of the volume of plastic waste (1-7 categories) in millions of lbs. generated in one year in the respected locations according to the EPA. The Company believes 10% percent is readily available to the company and has been secured as feedstock. The Company will only process 3-7 types of plastic as feedstock.

TIRES

The EPA data states that there is one scrap tire generated for every person in the US, meaning there are 311 million waste tires generated annually. Due to the weight and size configuration and slow breakdown, tires are the most problematic source of waste in the US. The financial equation for tires is more compelling because in most locations the company will be paid to receive the tires.

The Company is currently in negotiations with the largest multi-state tire retailer to be its exclusive tire recycler.

The back graphs represent the total number of waste tires generated annually in selected states and the graphs in the forefront reflect the number of tires that been identified as readily available or secured to the company for conversion.

OIL PRICING

According to the OPEC oil demand analysis for 2012, the world used 84 million barrels of oil per day. A general consensus from those that track pricing and historical trending - as reflected in the chart below - both oil demand and pricing will continue to increase in the aggregate over the next decade.

This chart reflects the average price per barrel of Brent Crude oil for a four year period.

Employees

As of the date of the filing of this annual report on Form 10-K, we have five employees who are full-time and two are also our executive officers.   We consider our employee relations to be good.

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

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company has a patent pending as previously mentioned and a number of, applied-for and/or unregistered trademarks and service marks that we use in connection with our businesses.  We have no other current plans for any other registrations such as copyrights, franchises, concessions, royalty agreements or labor contracts.

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

We have a history of losses totaling $10,230,981 through December 31, 2012 and we expect to incur additional substantial operating losses for the foreseeable future and we may never achieve or maintain profitability.  We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability.  We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock and investors would in all likelihood lose their entire investment.

Our independent registered accounting firm has expressed doubt about our ability to continue as a going concern.

Because we have not generated revenue since our inception, our independent registered accounting firm has included in their report for the years ended December 31, 2012 and 2011, an uncertainty with respect to the Company’s ability to continue as a going concern.

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

As of December 31, 2012, we had $1,986 in cash available. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures.  Accordingly we need significant additional capital to fund our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are unable to raise substantial capital, investors will lose their entire investment.

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

Our Common Stock is currently being traded on the OTCQB. However, to date there has been a limited trading market for the Common Stock, and we cannot give assurance that a more active trading market will develop. The lack of an active, or any, trading market will impair a stockholder’s ability to sell his shares at the time he wishes to sell them or at a price that he considers reasonable.  An inactive market will also impair our ability to raise capital by selling shares of capital stock and will impair our ability to acquire other companies or assets by using common stock as consideration.

Stockholders may have difficulty trading and obtaining quotations for our Common Stock.

There has been limited trading market for our Common Stock, which does not actively trade, and the bid and asked prices for our Common Stock on the OTCQB may fluctuate widely in the future. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of our Common Stock, and would likely reduce the market price of our Common Stock and hamper our ability to raise additional capital.

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

Based on the 2,624,369 shares of Common Stock outstanding as of April 16, 2013, Gary DeLaurentiis our Chief Executive Officer beneficially owns approximately 27.6% of our outstanding Common Stock. As a result, Mr. DeLaurentiis has the ability to exercise a significant degree of control over our business by, among other items, his voting power with respect to the election of directors and all other matters requiring action by stockholders. Such concentration of share ownership may have the effect of discouraging, delaying or preventing, among other items, a change in control of the Company.

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

The Common Stock is subject to the “penny stock” rules of the SEC, which may make it more difficult for stockholders to sell the Common Stock.

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

ITEM 4. MINE SAFETY DISCLOSURES

 Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITES.

Market Information

The Company’s Common Stock is quoted on the OTCQB under the symbol “GETH” For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.   All per share amounts have been adjusted for the Company’s 100 for 1reverse stock split effected on March 27, 2013.

Fiscal Quarter	Fiscal 2011		Fiscal 2012
	High	Low	High	Low
First Quarter Ended March 31	$1.15	$0.52	$0.042	$0.02

Second Quarter Ended June 30	$1.65	$0.125	$0.026	$0.012
Third Quarter Ended September 30	$0.205	$0.03	$0.02	$0.007
Fourth Quarter Ended December 31	$0.045	$0.005	$0.006	$0.003

Holders

As of April 14 2013, there were 2,624,369 shares of common stock issued and outstanding, held by approximately 110 shareholders of record.

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

The Company has not adopted any equity compensation plans as of December 31, 2012.

Recent Sales of Unregistered Securities.

None.

 Issuer Repurchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

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

Pursuant to the Merger Agreement, on November 20, 2009 (the “Closing Date”), Green EnviroTech Acquisition Corp. merged with and into Green EnviroTech, resulting in Green EnviroTech becoming a wholly-owned subsidiary of the Company (the “Merger”). As a result of the consummation of the Merger, the Company issued approximately 450,000 shares of its common stock to the shareholders of Green EnviroTech, representing approximately 75% of the issued and outstanding common stock of the Company following the closing of the Merger. Further, the outstanding shares of common stock of Green EnviroTech were cancelled. The acquisition of Green EnviroTech is treated as a reverse acquisition, and the business of Green EnviroTech became the business of the Company. Immediately prior to the reverse acquisition, the Company was not engaged in any active business.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2012, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Form 10-K for the year ended December 31, 2012..

Results of Operations

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

The Company Incurred $2,538,199 in wages and professional fees for the year ended December 31, 2012 as compared to $1,518,510 for the year ended December 31, 2011, an increase of approximately 67%. This increase of $1,019,689 in wages and professional fees is the result of the Company’s efforts in engineering and design related to the equipment and building projections and the hiring of our Chief Operations Officer to help with the engineering and design relating to the equipment and building projections.  The Company also accrued bonuses to its officers and employees in the amount of $600,000 for 2012.  There have been substantial increases in legal and accounting fees, which have been a result of the Company's reporting obligations with the Securities and Exchange Commission.  The increase in professional fees also had to do with the use of financing experts preparing financial models for use in the financing arena.  The Company incurred substantial accounting and legal expenses in connection with the discontinued operations of Magic Bright Limited, a Hong Kong Corporation (“Magic Bright”).   Magic Bright is a plastics brokerage company brokering plastic in Europe and Asia.      The Company on February 14, 2011 entered into an agreement to purchase Magic Bright.

On March 5, 2012, the Company entered into a letter agreement (the “Letter Agreement”) with Magic Bright Limited (“Magic Bright”), Wong Kwok Wing Tony (“Tony”), and Chan Sau Fong (collectively with Tony, the “Sellers”). Pursuant to the Letter Agreement, the parties agreed that as a result of the failure by the Company to pay $700,000 in Cash Consideration (as defined in the Purchase Agreement) of the aggregate $1,000,000 Cash Consideration payable by the Company under the Purchase Agreement, dated February 14, 2011, among the Company, Magic Bright, and the Sellers, as amended by Amendment No. 1 and Amendment No.2 thereto, dated March 16, 2011 and March 25, 2011, respectively (as amended, the “Purchase Agreement”), including $300,000 of Cash Consideration due on June 16, 2011, $200,000 of Cash Consideration due on September 16, 2011, and $200,000 of Cash Consideration due on December 16, 2011, the Company was unable to obtain requisite financial statements relating to Magic Bright for periods subsequent to April 1, 2011 (the “Termination Effective Date”).

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

As a result of this transaction, the Company’s financial statements have been prepared with the results of operations and cash flows of the disposition of Magic Bright Limited shown as discontinued operations for the year ended December 31, 2011.

The Company incurred impairment in the amount of $118,783 in 2012 when it determined the construction in progress it had been carrying on the balance sheet for the previous two years would not be conducive to the plastic and tires to oil process.  There were no impairments for the year ended December 31, 2011.  The Company wrote off in 2012 the Naranza lease deposit in the amount of $261,890 as bad debt when it was concluded the collection of the deposit had become questionable.  There were no bad debts for the year ended December 31, 2011.

The general and administrative expenses for the year ended December 31, 2012 were $117,457 as compared to $238,580 for the year ended December 31, 2011, a decrease of approximately 50.77%. This decrease of $121,123 was the result of a decrease in travel, entertainment, advertising and marketing concerning the promotion of the company as a result of a decrease in working capital.

The non-operating expenses for the year ended December 31, 2012 were $454,005 as compared to $844,717 for the year ended December 31, 2011, a decrease of 46%.  The decrease of $390,712 in non-operating expenses was the result of eliminating the amortization of debt discount compared to $123,120 recorded for the year ended December 31, 2011. Interest expense in the amount of $122,297 for the year ended December 31, 2012 decreased by $18,675 when compared to the $140,972 recorded for the year ended December 31, 2011.  This decrease was due to converting debt to shares of restricted common stock of the Company.  There was no penalty acceleration on any debt in 2012 compared to $67,750 recorded for the year ended December 31, 2011.   There was a gain on the write-off of the derivative liability concerning convertible notes in the amount of $115,738 for 2012 compared to a loss in the amount of $370,075 recorded for the year ended December 31, 2011.    In December 2012 the Company recorded a loss in the amount of $447,446 when it agreed to convert debt to shares of restricted common stock of the Company as compared to a $142,800 loss when it converted debt to shares of restricted common stock in 2011.

The Company generated $1,950 in revenues from the one time sale of a few bales of scrape plastic from October 6, 2008 (inception) through December 31, 2011.  It incurred $28,331 in cost of revenues due to equipment leasing in connection with the waste plastic inventory disposed of with the sale of the Riverbank Plant permits in December 2011.  On December 15, 2011, the Company’s wholly-owned subsidiary, Green EnviroTech Riverbank, Inc. (“GETRB”) entered into an asset purchase agreement pursuant to which GETRB sold its inventory and permits to a third party. GETRB changed its name to Green EnviroTech Gilroy, Inc. in anticipation of opening a GETH Process plant in the Gilroy, California area in the future.

The Company reflected a Gross Profit of ($26,381) in the year ended December 31, 2011.  The Company is still in its development stage.

As a result of the above, the Company had a net loss of $10,230,981 since inception through December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2012, the Company had a balance of cash in the bank in the amount of $1,986 as compared to $112,104 as of December 31, 2011.  As of December 31, 2012, the Company had accounts payable to vendors and accrued expenses in the amount of $3,263,016 as compared to $1,253,474 as of December 31, 2011.  As of December 31, 2012, the Company has accounts payable to related parties of $4,975 as compared to $44,183 as of December 31, 2011. As of December 31, 2012, the Company has loans payable-other in the amount of $840,750 as compared to $777,250 as of December 31, 2011.  These loans were used for working capital.  The loan payable to related party was a working capital loan to the Company in the amount of $44,187 by its chief executive officer, Mr. Gary DeLaurentiis.  The related party loan payable was $72,496 for the year ended December 31, 2011.  The Company had three outstanding promissory notes issued to Asher Enterprises, Inc. in the aggregate amount of $203,250 at year end 2011.  These were convertible promissory notes with a discounted conversion price.  These notes were paid off during the year ended 2012.   Connected with these Asher Notes was a derivative liability at December 31, 2011 in the amount of $151,738.  This amount was written off with the payoff of the notes in 2012 resulting in a gain of $115,738.

The unsecured, loan payable in the form of a line of credit with the CEO originally dated October 7, 2009 provided up to $200,000 at 4% interest per annum to cover various expenses and working capital infusions until the Company can be funded. This loan has been extended every year to the end of December of the next upcoming year.  The original amount was increased from $200,000 to $1,000,000. This loan has been extended again to December 31, 2013.  The CEO has advanced $1,238,956 from inception through December 31, 2012 and the Company repaid $240,392 of these advances.  The Company converted $754,377 of these advances into shares of common stock on May 11, 2010 at a $1.00 per share and converted $200,000 in common shares on December 1, 2011.  The remaining principal under this loan due as of December 31, 2012 is $44,187. Interest expense on this line of credit for the years ended December 31, 2012 and 2011 was $2,224 and $14,666, respectively.  In addition, $29,266 interest is accrued at December 31, 2012. The Company anticipates the CEO will convert the balance of these advances into common stock in the future.

The Company received $215,000 on March 31, 2010 and an additional $35,000 on April 9, 2010 from HE Capital, SA as a loan on March 31, 2010.  These notes accrue interest at 8% annually. The Company accrued interest of $2,111 on the loan through May 11, 2010.  These amounts were converted into shares of common stock.  On August 6, 2010, HE Capital loaned the Company $100,000 and loaned the Company an additional $50,000 on September 13, 2010.  These loans are for one year with 8% interest rate. The cash was used for operations of the Company during its development stage. HE Capital loaned the Company $22,500 on October 13. 2010 and $190,000 on December 3, 2010.  These loans are also for one year with 8% interest rate.  HE Capital during 2011 loaned the Company $542,250 of which $70,000 was paid back and $65,000 was converted into shares of common stock on December 1, 2011. These loans were used to pay the fees and first and last lease payments on the Naranza Capital Partners equipment lease . During 2012, HE Capital loaned the Company $280,500 and $387,000 of the HE Capital debt was converted into shares of restricted common stock.  $30,000 of the cash was used to pay off the Asher Enterprises, Inc. notes along with the $170,000 from the Rhoda King note.  The rest of the cash was used for working capital in the Company.  The total balance outstanding with HE Capital at December 31, 2012 is $663,250. Interest incurred on the $663,250 loans from HE Capital, SA for the year ended December 31, 2012 was $50,427 and accrued as of December 31, 2012 is $113,909.

The Company also entered into a loan payable with an individual in the amount of $20,000 at 10% due on demand. Interest expense for the year ended December 31, 2010 and accrued interest as of December 31, 2010 is $1,304. The Company repaid $10,000 of this note on August 10, 2010 and repaid $2,500 on April 13, 2011.  The interest went to 12% on February 25, 2011 when the note was not paid in full.  As of December 31, 2012 the loan still has an outstanding balance of $7,500 and accrued interest in the amount of $3,157.

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

The Company as of December 31, 2010, raised $330,000 from the investors, and an additional $50,000 in January 2011. The amounts advanced to the Company were converted into a 12% secured debenture dated January 24, 2011 due July 24, 2011. On July 21, 2011, the secured debentures were extended an additional six months to a new maturity date of January 24, 2012.  All other original terms remained the same.  The Investors received an additional 3,800 shares of common stock in exchange for granting the extension.  In addition, the investors were issued 1,900 warrants dated January 24, 2011. LSI also was issued 19,000 warrants as a fee (10% of the total warrants issued). On February 2, 2012, the Company issued 1,000,000 shares of common stock to the holders of the secured debentures for extending the maturity date of the debentures to September 24, 2012. The Company by direction of Legend Securities, Inc. also issued to the holders of the secured debentures five-year warrants to purchase 100,000 shares of common stock at an exercise price of $0.10 per share.  The warrants were issued to the holders of the secured debentures simultaneously with the issuance of the above mentioned stock.  The Company is in negotiations with the investors to extend their loans.  The balance of these debentures on December 31, 2012 was $305,000 compared to $380,000 for the year ended December 31, 2011.  Interest accrued as of December 31, 2012 (12%) was $88,685.  $75,000 of these notes was paid on April 27, 2012.  Please refer to Note 8 of the financial statements which are a part of this filing for further information.

 On November 16, 2012, the Company entered into a loan agreement with an individual in the amount of $170,000 at 8% due on November 16, 2013. The Company used the funds to pay off the convertible notes held by Asher Enterprise, Inc.  As of December 31, 2012 this loan has an outstanding balance of $170,000 and accrued interest in the amount of $1,714.

The following tables provide selected financial data about our company for the years ended December 31, 2012 and 2011.

Balance Sheet Data:	12/31/12	12/31/11

Cash	$1,986	$112,104
Total assets	$131,770	$687,923
Total liabilities	$4,457,928	$2,882,391
Shareholders' equity	$(4,326,158)	$(2,194,468)

Cash provided by financing activities since inception through December 31, 2012 was $2,848,626. $230,000 was the result from the sale of shares for cash, $1,620,062 (net) as a result of a loan from different entities and $998,564 (net) was a loan from a related party, the company CEO.

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

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this annual report on Form 10-K beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company changed auditors from Michael F. Cronin, CPA to Malone Bailey, LLP.

ITEM 9A(T). CONTROLS AND PROCEDURES

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  They  have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of December 31, 2012, as further described below.

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

As of December 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial Statements as of December 31, 2012.  These material weaknesses can be rectified by an injection of funding needed to hire personnel to fill the positions needed to carry out the necessary duties for adequate internal controls.  Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2012, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE .

Below are the names and certain information regarding the Company’s executive officers and directors.

Name	Age	Position
Gary M. DeLaurentiis	68	Chief Executive Officer and Chairman
Lou Perches	65	Chief Operating Officer, Director

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

Lou Perches, Chief Operating Officer

Mr. Perches has served as our Chief Operating Officer since January 2011 and as a director since March 2013. Mr. Perches was a systems and management consultant for Florida Fruit Juice from May 2010 to September 2010.  Mr. Perches was General Manager of Bapco Closures LLC from October 2008 to April 2010. From March 2008 to August 2008 Mr. Perches was Manager, Quality Control at Rexam Pharma. From January 2007 to February 2008 Mr. Perches was Manager Quality Assurance at Amcor Packaging. From October 2005 to January 2006 Mr. Perches was Quality System 3rd Party Auditor (Consultant) for A.I.B. International. Mr. Perches received a BA in Industrial Technology, Quality Engineering from Fullerton State University.

  Section 16(a) Beneficial Ownership Compliance

Our officers, directors and shareholders owning greater than ten percent (10%) of our shares are required to file beneficial ownership reports pursuant to Section 16(a) of the Securities and Exchange Act (the “Exchange Act”). All such reporting obligations were complied with during the year ended December 31, 2012, except that, our chief executive officer and chief operating officers have not filed Form 3’s, which will be filed in the near future.

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

Changes in Nominating Process

During the year ended December 31, 2012, there are no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

 The following table sets forth all compensation paid in respect of our Chief Executive Officer and those executive officers who received compensation in excess of $100,000 per year for the years ended December 3, 2011 and 2012

Name & Principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation Earnings ($)	Total ($)

Gary DeLaurentiis Chief Executive Officer and Chariman	2011 2012	$214,800 $300,000	$530,000						$214,800 $830,000

Wayne Leggett Chief Financial Officer Director	2011 2012	$162,500 $240,000	$260,000	$24,000 $0	$234,357 $0				$420,857 $500,000

Lou Perches Chief Operations Officer	2011 2012	$131,250 $187,500	$100,000	$6,000 $0					$137,250 $287,500

• Gary DeLaurentiis CEO bonus included $330,000 salary for 2010 not previously accrued, $756,975 was accrued at December 31, 2012 and $214,800 at December 31, 2011

•	Wayne Leggett CFO bonus included $160,000 salary for 2010 not previously accrued, $603,512 was accrued at December 31, 2012 and $127,512 at December 31, 2011

•	the stock awards of 40,000 common shares were issued on December 1, 2011 at $0.60 per share

•

the option awards were 15,000 warrants issued on May 5, 2011, restricted for six months and exercisable within three years from date of issuance at a price of $1.00 per share of common stock per one warrant. The value of the warrants was $234,357 at the date of issue based upon the Black Scholes valuation.

•	Lou Perches COO salary was accrued in the amount of $362,377 at December 31, 2012 and $103,807 for December 31, 2011

•	the stock awards of 10,000 common shares was issued on December 1, 2011 at $0.60 per share

Employment Agreements

Employment Agreement with Gary DeLaurentiis and Wayne Leggett

On June 1, 2011, the Company entered into employment contracts with its Chief Executive Officer at a base salary of $300,000 and its Chief Financial Officer at a base salary of $240,000 for a term of 36 months with one year automatic extensions. Each contract provided for annual bonuses in an amount equal to at least the base salary of the officers. The contracts also provide for stock and/or option incentive for the purchase of common stock at the discretion of the Board of Directors. Salaries and bonuses are being accrued until such time the company has the funds to pay accrued wages. Wayne Leggett resigned as the Company’s Chief Financial Officer and Director on March 11, 2013.

Director Compensation

No director of the Company received any compensation for services as director for the year ended December 31, 2012.

Outstanding Equity Awards at December 31, 2012

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2012

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Wayne Leggett	15,000			$1.00	5/5/2014

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 31, 2013 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.  This is based upon a total of 2,,624,369 shares issued and outstanding as of April 16, 2013.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Directors and Officers:
Gary M. De Laurentiis	726,302	27.6
Lou Perches	10,000	*
Wayne Leggett	171,250	6.5
All officers and directors as a group (3 persons)	907,552	29.46

(1)	Except as otherwise indicated, the address of each beneficial owner is: P.O. Box 692, Riverbank, CA 95367.
(2)

Applicable percentage ownership is based on 2,624,369 shares of Common Stock outstanding as of April 16, 2013 together with securities exercisable or convertible into shares of common stock within 60 days of April 16, 2013 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Options or warrants to purchase shares of Common Stock that are currently exercisable or exercisable within 60 days of April 16, 2013 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Gary De Laurentiis, the Company’s chief executive officer, has provided Green EnviroTech with an unsecured line of credit of up to $ 1,000,000. Interest on the line of credit is 4% per annum. As of December 31, 2012, Mr. De Laurentiss has loaned the Company $44,187 pursuant to the line of credit and there is interest due of $29,266.

On December 7, 2011, the Company issued 40,000 restricted common shares of the Company to Mr. DeLaurentiis to reduce $200,000 of accrued salary due him.  The Company also issued to Mr. DeLaurentiis 20,000,000 restricted common shares of the Company on September 25, 2012 to reduce $240,000 of accrued salary due him.  On December 7, 2011, the Company issued 16,000 restricted common shares to Wayne Leggett, the Company’s then- CFO to reduce $80,000 in accrued salary due him.

Director Independence

Our directors are not independent as that term is defined under the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2012, the total fees charged to the company for audit services, including quarterly reviews, were $29,000, for other audit-related services were $2,500, for tax services were $0, and for other services were $0.

For the year ended December 31, 2011, the total fees charged to the company for audit services, including quarterly reviews, were $28,000, for other audit-related services were $0, for tax services were $0, and for other services were $0.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

Exhibit Number	Description
3.1	Certificate of Incorporation (Incorporated by reference to our registration statement on Form S-1 (File No. 333-149626), filed with the Securities and Exchange Commission on March 11, 2008)

3.2	Certificate of Amendment of Incorporation (Incorporated by reference to our current report on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2010

3.3	Certificate of Designation of Magic Bright Acquisition Series C Convertible Preferred Stock (incorporated by reference to our current report on Form 8-K filed with the SEC on February 15, 2011)

3.4	Certificate of Amendment to Certificate of Incorporation effective March 17, 2013
3.5	By-Laws (Incorporated by reference to our registration statement on Form S-1 (File No. 333-149626), filed with the Securities and Exchange Commission on March 11, 2008)

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

27
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
28
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

10.20	Amendment No. 1 to Securities Purchase Agreement, between the Company, Magic Bright and the Sellers, dated March 16, 2011 (incorporated by reference to Form 8-K filed with the SEC on March 18, 2011)

10.21	Amendment No. 2 to Securities Purchase Agreement, between the Company, Magic Bright and the Sellers, dated March 25, 2011 (incorporated by reference to Form 8-K filed with the SEC on March 31, 2011)

10.22	Employment Agreement, dated as of March 30, 2011 between the Company and Wong Kwok Wing, Tony, dated as of March 31, 2011 (incorporated by reference to Form 8-K filed with the SEC on April 1, 2011)

10.22	Letter Agreement, dated as of March 5, 2012, between the Company, Magic Bright, and the Sellers (incorporated by reference to Form 8-K filed with the SEC on March 9, 2012).
16.1	Letter from KBL, LLP (incorporated by reference to 8-K filed with the SEC on May 22, 2012)
16.2	Letter from Michael F. Cronin, CPA (incorporated by reference to 8-K filed with the SEC on March 13, 2013)

21.1	List of Subsidiaries: Green EnviroTech Wisconsin, Inc. (Wisconsin) and Green EnviroTech Gilroy, Inc. (California)

31.1	Certification by Principal Executive and Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Principal Executive and Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEDULE

EX-101.CAL	XBRL EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL EXTENSION LABLE LINKBASE

EX-101.PRE	XBRL EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENVIROTECH HOLDINGS, CORP.

Date: April 16, 2013	By:	/s/ Gary M. De Laurentiis
Gary M. De Laurentiis Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary M. De Laurentiis	Chief Executive Officer and Chairman of the Board	April 16, 2013
Gary M. De Laurentiis	(Principal Executive, Financial and Accounting Officer)

/s/ Lou Perches
Lou Perches	Director	April 16, 2013

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

 (A DEVELOPMENT STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:...F-1

Report of Independent Registered Public Accounting Firm....................................................................................................................................................................................................F-2-3

Notes to Consolidated Financial Statements...F-8-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Green Envirotech Holdings Corp. (a development stage company)

Riverbank, California

We have audited the accompanying consolidated balance sheet of Green Envirotech Holdings Corp. and its subsidiary (a development stage company) (collectively, the “Company”) as of December 31, 2012, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended December 31, 2012 and the period from October 6, 2008 (inception) through December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the period from October 6, 2008 (inception) through December 31, 2011 were audited by other auditors whose report dated August 6, 2012 expressed an unqualified opinion, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern. Our opinion on the consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the period from October 6, 2008 (inception) through December 31, 2012, insofar as it relates to amounts for prior periods through December 31, 2011, is solely based on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Envirotech Holdings Corp. and its subsidiary as of December 31, 2012 and the results of their operations and their cash flows for the year then ended and the period from inception through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit as of December 31, 2012 and has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 16, 2013

23

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

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

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

August 6, 2012

/s/ Michael F. Cronin

Michael F. Cronin
Certified Public Accountant
NY, FL Orlando, Florida

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011
	2012	2011
ASSETS

CURRENT ASSETS
Cash	$ 1,986	$ 112,104
Other current assets	4,784	75,000
Total current assets	6,770	187,104

Fixed Assets
Plant Equipment, not yet placed in service	125,000	125,000
Construction in progress	-	113,929
	125,000	238,929
Other Assets:
Deposits-Total of $261,890 with Naranza Capital Partners, LLC
net of $261,890 allowance for doubtful account	-	261,890
	-	261,890

TOTAL ASSETS	$ 131,770	$ 687,923

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 749,144	$ 516,690
Accounts payable- related party	4,975	44,183
Accrued expenses	2,513,872	736,784
Secured debentures payable	305,000	380,000
Loan payable - other	840,750	777,250
Loan payable - Convertible	-	203,250
Derivative liability	-	151,738
Loan payable - related party	44,187	72,496
Total current liabilities	4,457,928	2,882,391

TOTAL LIABILITIES	4,457,928	2,882,391

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares authorized,

0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized,
2,499,585 and 1,704,332 shares issued and outstanding	2,500	1,704
Additional paid in capital	6,130,525	4,772,677
Deficit accumulated during development stage	(10,459,183)	(6,968,849)
Total stockholders' equity (deficit)	(4,326,158)	(2,194,468)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 131,770	$ 687,923

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH DECEMBER 31, 2012

			OCTOBER 6, 2008
			(INCEPTION)
	YEAR ENDED	YEAR ENDED	THROUGH
	DECEMBER 31, 2012	DECEMBER 31, 2011	DECEMBER 31, 2012

REVENUE	$ -	$ 1,950	$ 1,950

COST OF REVENUES	-	28,331	33,633

GROSS PROFIT	-	(26,381)	(31,683)

OPERATING EXPENSES
Wages and professional fees	2,538,199	1,518,510	7,501,450
Impairment expense	118,783		118,783
Bad debt expense	261,890		261,890
General and administrative	117,457	238,580	809,677
Total operating expenses	3,036,329	1,757,090	8,691,800

NON-OPERATING EXPENSES
Amortization of debt discount	-	123,120	123,120
Interest expense	122,297	140,972	317,165
Interest expense-Penalty	-	67,750	67,750
Gain on write-off of derivative liability	(115,738)	370,075	254,337
Loss on debt conversion	447,446	142,800	590,246
Total non-operating expenses	454,005	844,717	1,352,618

NET (LOSS) FROM CONTINUING OPERATIONS	(3,490,334)	(2,628,188)	(10,076,101)

OTHER INCOME:
Sale of GET Process Rights in Europe	-	-	-
Disposition of Riverbank Permits	-	250,000	250,000

Total Other Income	-	250,000	250,000

DISCONTINUED OPERATIONS:
( Loss) on disposal of discontinued operations	-	(429,066)	(429,066)
Income from discontinued operations	-	24,186	24,186
Total loss from discontinued operations	-	(404,880)	(404,880)

NET (LOSS)	$ (3,490,334)	$ (2,783,068)	$ (10,230,981)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,104,741	734,354	n/a

NET (LOSS) PER SHARE	$ (1.66)	$ (3.78)	n/a

The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 AND
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH DECEMBER 31, 2012

			OCTOBER 6, 2008
			(INCEPTION)
	YEAR ENDED	YEAR ENDED	THROUGH
	DEC 31, 2012	DEC 31, 2011	DEC 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (3,490,334)	$ (2,783,068)	$ (10,230,981)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Common stock issued for services, net of cancelations, including shares issued	66,700	472,132	2,724,849
for loss on disposal of discontinued operations ($104,880)
Common stock issued to reduce and extend debt	30,000	306,050	336,050
Loss on debt conversion	447,446	-	447,446
Impairment expense	118,783	-	118,783
Bad debt expense	261,890		261,890
Warrants issued as loan fees to brokers	2,998	30,322	33,320
Warrants issued to officers	-	234,357	234,357
Amortization of debt discount	-	123,120	123,120
Gain/loss on derivative liability	(151,738)	151,738	-
Loss on disposal of discontinued operations	-	429,066	429,066
Income from discontinued operations	-	(24,186)	(24,186)

Change in assets and liabilities
(Increase) in inventory	-	15,495	-
(Increase) in deposits and other current assets	70,216	(67,900)	(266,674)
Increase in accounts payable- related party	(39,208)	44,183	4,975
Increase in accounts payable and accrued expenses	2,249,542	724,560	3,505,128

Net cash (used in) operating activities	(433,705)	(344,131)	(2,302,857)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for the acquisition of Magic Bright	-	(300,000)	(300,000)
Expenditures related to purchase of equipment for Riverbank Plant	-	(5,000)	(125,000)
Expenditures related to construction of building	(4,854)	-	(118,783)
Net cash (used in) investing activities	(4,854)	(305,000)	(543,783)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	150,000	50,000	230,000
Proceeds received from loan payable - related party	7,600	26,300	1,238,956
Payments on loan payable - related party	(35,909)	(58,500)	(240,392)
Proceeds received from loan payable - other	206,750	604,250	1,817,062
Payments on loan payable - other	-	(72,500)	(382,500)
Proceeds received from loan payable - convertible	-	135,500	135,500
Payments on loan payable - convertible	-	-	-
Proceeds received from secured debentures	-	50,000	50,000
Net cash provided by financing activities	328,441	735,050	2,848,626

NET INCREASE IN CASH AND CASH EQUIVALENTS	(110,118)	85,919	1,986

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	112,104	26,185	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 1,986	$ 112,104	$ 1,986

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ 34,163	$ 140,972	$ 215,161

NON-CASH SUPPLEMENTAL INFORMATION:
Shares issued for accrued salary	$ 240,000	$ -	$ 240,000
Conversion of loans payable for common stock	$ 421,500	$ 306,050	$ 1,734,038

 The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(FORMERLY WOLFE CREEK MINING, INC.)
(A DELELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2012 AND THE YEAR ENDED DECEMBER 31, 2011

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance - June 26, 2007 (Inception of Wolfe	-	$ -	-	$ -	$ -	$ -	$ -
Creek Mining, Inc.)

Common shares issued to founders for cash	-	-	449,999	450	14,550	-	15,000

Net loss for the period	-	-	-	-	-	(9,105)	(9,105)

Balance - December 31, 2007	-	-	449,999	450	14,550	(9,105)	5,895

Common shares issued for cash	-	-	150,000	150	24,850	-	25,000

Net loss for the year	-	-	-	-	-	(19,608)	(19,608)

Balance - December 31, 2008	-	-	599,999	600	39,400	(28,713)	11,287

Net loss for the period January 1, 2009 through
November 20, 2009 - date of merger with
Green EnviroTech Corp.	-	-	-	-	-	(9,845)	(9,845)

Net effect of recapitalization with GreenEnviroTech
Corp. including repurchase and subsequent
cancellation of shares and issuance of new shares	-	-	-	-	(208,202)	(310,350)	(518,552)

To reclassify negative paid in capital to retained earnings	-	-	-	-	228,202	(228,202)	-

Net loss for the period November 21, 2009 through
December 31, 2009	-	-	-	-	-	(347,179)	(347,179)

Balance - December 31, 2009	-	-	599,999	600	59,400	(924,289)	(864,289)

Common shares issued to consultants and officers	-	-	25,104	25	2,127,757	-	2,127,782

Conversion of notes payable to common stock	-	-	10,065	10	1,006,478	-	1,006,488

Net loss for the year ended December 31, 2010	-	-	-	-	-	(3,261,492)	(3,261,492)

Balance - December 31, 2010	-	-	635,168	635	3,193,635	(4,185,781)	(991,511)

Issued Preferred Stock in purchase Magic Bright	1,000,000	1,000	-	-	4,999,000	-	5,000,000

Acquisition Reserve in purchase Magic Bright	(1,000,000)	(1,000)			(4,999,000)		(5,000,000)

Issued Common Stock in purchase of Magic Bright	-	-	1,840	2	104,878	-	104,880

Common shares issued to consultants for fees	-	-	271,191	271	471,861	-	472,132

Common shares issued for cash	-	-	3,333	3	49,997	-	50,000

Common shares issued for debt extensions			3,800	4	1,896	-	1,900

Conversion of notes payable and liabilities to common stock			789,000	789	562,611	-	563,400

Warrants issued to secured debenture holders	-	-	-	-	123,120	-	123,120

Warrants issued to brokers	-	-	-	-	18,242	-	18,242

Warrants issued to consultants for fees	-	-	-	-	12,080	-	12,080

Warrants issued to Officers	-	-	-	-	234,357	-	234,357

Net loss for the year ended December 31, 2011	-	-	-	-	-	(2,783,068)	(2,783,068)

Balance - December 31, 2011	-	$ -	1,704,332	$ 1,704	$ 4,772,677	$ (6,968,849)	$ (2,194,468)

Common shares issued for services	-	-	23,000	23	66,677		66,700

Conversion of notes payable to common shares	-	-	412,252	413	421,087		421,500

Conversion of accrued salary to common shares			200,000	200	239,800		240,000

Common shares issued for debt extensions	-	-	10,001	10	29,990		30,000

Common shares issued for cash	-	-	150,000	150	149,850		150,000

Warrants issued to secured debenture holders	-	-	-	-	2,998		2,998

Loss on debt conversion					447,446		447,446

Net loss for the year ended December 31, 2012	-	-	-	-	-	(3,490,334)	(3,490,334)

Balance - December 31, 2012	-	$ -	2,499,585	$ 2,500	$ 6,130,525	$ (10,459,183)	$ (4,326,158)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

Green EnviroTech Holdings Corp. (the “Company”) was incorporated on June 26, 2007 under the name Wolfe Creek Mining, Inc. under the laws of the State of Delaware. On November 20, 2009, the Company completed a reverse merger transaction pursuant to which it acquired Green EnviroTech Corp., a Nevada corporation.  Wolfe Creek Mining, Inc. up until November 20, 2009 was primarily engaged in the acquisition and exploration of mining properties.  Green EnviroTech Corp was incorporated on October 6, 2008 and was engaged in plastics recovery.  The financial statements included herein are the financials of Green EnviroTech Holdings and subsidiaries from October 6, 2008 to current.

Green EnviroTech Holdings Corp. is an innovative technology company that has developed a patent pending oil conversion process utilizing a mixture of plastic and tires. The "GETH Process" revolutionizes the disposal of plastic waste and tires and cleans up our landfills by producing a high grade of oil.

The proprietary conversion process uses established pyrolysis technology with additional distillation applications.

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

The Company has generated minimal revenues since inception and has generated losses since inception and needs to raise additional funds to carry out the business plan.

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

Besides generating revenues from proposed operations, the Company may need to raise additional funds to expand operations to the point at which the Company can achieve profitability. The terms of new debt or equity that may be raised may not be on terms acceptable by the Company. If the Company fails to raise adequate funds from unrelated third parties, the Company’s officers and directors may need to contribute additional funds to sustain operations.

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

DECEMBER 31, 2012 AND 2011

Revenue Recognition

The Company will generate revenue from sales as follows:

1) Persuasive evidence of an arrangement exists;

2) Delivery has occurred or services have been rendered;

3) The seller’s price to the buyer is fixed or determinable, and

4) Collectable is reasonably assured.

The Company anticipates the conversion of waste plastics and waste tires  into oil through the “GETH Process” will be its main source of revenue   However, the Company also anticipates construction of large-scale plastics recycling facilities near automotive shredder locations nationwide along with the waste plastics and tires facilities.  The use of the Company’s recycled plastic materials not converted into oil is not limited to just automotive parts, therefore the Company anticipates it will market to numerous other industries both domestically and internationally.

In addition, the Company believes that it will generate revenue from joint ventures with companies in the waste tires and waste plastics recycling businesses, including royalties generated by the sale of crude oil products developed by the joint venture partners.

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

As of December 31, 2011 we had $113,929 in Construction in Progress and we spent an additional $4,854 and determined as of December 31, 2012 the balance of $118,783 was impaired and wrote those amounts off in the year ended December 31, 2012.

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Stock-Based Awards

The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and recognizes it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations.  The forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the fiscal periods ended December 31, 2012 and 2011, the Company’s estimated forfeiture rate is 0% based on the Company’s historical experience. There were 0 stock options granted to employees during the period ended December 31, 2012 and 15,000 stock warrants granted to one employee during the year ended December 31, 2011.

During the fiscal periods ended December 31, 2012 and 2011, the Company granted common stock warrants to investors, lenders and certain officers as discussed in Note 3. The fair value of stock warrants issued in conjunction with the issuance of common stock is recorded against common stock as stock issuance cost. The fair value of stock warrants issued in conjunction with notes payable is recognized as a discount on the related debt and amortized to interest expense over the term to maturity.

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

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Recent Issued Accounting Standards

There were updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3- STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 25,000,000 preferred shares of $0.001 par value stock authorized. The Company has no preferred stock issued and outstanding.

Common Stock

The Company has 250,000,000 common shares of $0.001 par value stock authorized.  On December 31, 2012, the Company had 2,499,585 common shares outstanding.

Warrants

The Company used the Black-Scholes option pricing model in valuing options and warrants. The inputs for the valuation analysis of the options and warrants include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price and the risk free interest rate. As of December 31, 2012 total unrecognized compensation expense related to nonvested share-based compensation arrangements was $0.

The key inputs in determining grant date fair value are as follows:

	Period Ended December 31,
	2011	2012
Risk-free interest rate	1.25%	-1.18%
Dividend yield	0.00%	0.00%
Expected volatility	200.2%	374.53%
Expected term (in years)	5.0	5.0
Weighted average grant date fair value of warrants granted during the period	$0.10	$0.10

On January 24, 2011, the Company issued 1,900 warrants to the investors who subscribed to its secured debenture financing. These warrants are five-year warrants to purchase an aggregate of 1,900 shares of common stock at an exercise price of $0.40 per share, which may be exercised on a cashless basis.

The value of these warrants were $123,120 at inception which represents the debt discount on the Secured Debentures issued on January 24, 2011. The debt discount was amortized over the six month life of the debt.  On July 21, 2011, the debt was extended an additional six months to a new due date of January 24, 2012.  The Company issued to the investors a total 3,800 shares of common stock on December 7, 2011 for agreeing to the extension.  The extension and modification to the Secured Debentures did not constitute a material modification under ASC 470-50, and thus the Company recorded the shares as additional expense. On February 2, 2012, this due date was again extended to September 24, 2012.

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

In addition, the Company issued 1,900 five-year warrants to the placement agent in connection with the secured debenture transaction. These warrants carry the same term as the investor warrants. The value of the warrants was $18,242 and was reflected as loan fees for the year ended December 31, 2011.

On April 22, 2011, the Company entered into an agreement with Mosaic Capital LLC wherein Mosaic agreed to act as the Company’s financial advisor.  The Company agreed to pay Mosaic  a $30,000 fee payable in cashless warrants.  On August 1, 2011, the Company issued to Mosaic 1,429 warrants, convertible into one (1) share of the Company’s common stock within five years from the date of the agreement.  These warrants were valued at $0.21 per share which was the value of the Company’s common share on the date of execution of the agreement.  These warrants were issued on August 1, 2011.

On May 25, 2011, the Company issued to the CFO 1,500 common stock purchase warrants, exercisable on a cashless basis for three years at an exercise price of $1.00 per share.  The warrants were issued in consideration for deferring salary and as a discretionary bonus for 2009 and 2010.   The value of these warrants on May 5, 2011 under the Black Scholes Method was $234,357 and this amount was expensed.

On February 2, 2012, the Company issued 1,000 warrants to debtholders as a sweetener for the extension of the maturity date on the notes to September 24, 2012. These warrants are exercisable for five years at an exercise price of $0.10. Their fair value was $2,998 which was expensed in 2012.

The following table presents the warrant activity during 2012 and 2011:

		Weighted
		Average
	Warrants	Exercise Price
Outstanding - December 31, 2010	-	-
Granted	18,519	$0.05
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - December 31, 2011	18,519	$0.05
Granted	1,000	$0.10
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - December 31, 2012	19,519	$0.06
Exercisable – December 31, 2012	19,519	$0.06

The weighted average remaining life of the outstanding common stock warrants as of December 31, 2012 and 2011 was 1.81 and 2.69 years. The intrinsic value of the warrants as of December 31, 2012 and 2011 was $0 and $246, respectively.

During the three months ended March 31, 2011, the Company issued 1,313 shares of common stock with a fair value of $98,750 (1,000 shares valued at $80 and 313 shares valued at $60) for professional services. The Company also issued 1,840 shares of common stock with a fair value of $104,880 (valued at $57 per share) to employees of Magic Bright Limited as a condition for the acquisition of Magic Bright.

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

During the three months ended June 30, 2011, the Company issued 5,973 shares of common stock with a fair value of $108,495 (2,500 shares valued at $18 per share, 700 shares valued at $15 per share, 1,773 shares valued at $22 per share and 1,000 shares valued at $14 per share) for professional services. The Company issued an additional 2,906 shares of common stock issued to Centurion Private Equity LLC for fees in connection with a funding agreement which is further explained in Note 13. (2,486 shares valued at $50 per share and 421 shares valued at $24 per share). The Company issued an additional 3,333 shares of common stock issued at a price of $15 per share for working capital. The $50,000 from these common shares was used to reduce the note balance owed to HE Capital S.A. The Company issued an additional 47,901 shares of common stock placed into reserve as part of the agreement with Asher Enterprises Inc. concerning their notes which are further explained in Note 6. (These shares were valued at par value $1.00 while in reserve)

During the three months ended September 30, 2011, the Company did not issue any shares of common stock.

During the three months ended December 31, 2011, the Company issued common shares as follows. On December 1, 2011, the Company authorized the acceptance of the Debt Settlement Agreements dated December 1, 2011 between the Company and certain officers and creditors of the Company. The agreements called for the issue of Common Shares to settle debt. On December 1, 2011, Common Shares of the Company were selling for $0.60 per share and was agreed as the conversion price. On December 7, 2011, 1,053,800 shares of Common Stock were issued to settle $526,900 of debt. The Company issued 400,000 shares to the CEO of the Company to reduce $200,000 of the note due him and issued 160,000 shares to the CFO to reduce $80,000 in accrued salary due him. The Company also issued 493,800 shares for services rendered and additional debt conversion amounting to $246,900.

During the year ended December 31, 2012:

-

the Company converted $421,500 of notes payable into 412,252 common shares. The Company recognized a loss on conversion of $447,446

-

the Company issued 200,000 shares valued at $240,000 to its President for accrued salary

-

the Company sold 150,000 common shares for cash proceeds of $150,000

-

During the year ended December 31, 2012, the Company issued 23,000 common shares for services valued at $66,700

-

During the year ended December 31, 2012, the Company issued 10,001 common shares in consideration for the extension of maturity dates on notes payable valued at $30,000 which was expensed. The Company also issued 100,000 warrants as sweetener for the extension of the maturity dates. The warrants were valued at $2,998.

NOTE 4- LOAN PAYABLE – RELATED PARTY

The Company has an unsecured, loan payable in the form of a line of credit with its CEO. The CEO had provided a line of credit up to $1,000,000 at 4% interest per annum to the Company to cover various expenses and working capital infusions until the Company receives sufficient other funding.  This loan has been extended to December 31, 2013.  Balance of the loan at December 31, 2012 was $44,187 with accrued interest in the amount of $29,266.  History of the loan is as follows:

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

	December 31,	December 31,
	2012	2011

Beginning Balance	$72,496	$304,696
Proceeds	7,600	26,300
Repayments	(35,909)	(58,500)
Stock Conversion	-	(200,000)

Ending Balance	$44,187	$72,496

NOTE 5- LOAN PAYABLE – OTHER

The Company has several unsecured loans with H. E. Capital, S. A.  These loans accrue interest at the rate of 8% per annum.  The due dates of the loans have been extended to December 31, 2013.  Balance of the loans at December 31, 2012 was $663,250 with accrued interest in the amount of $113,909.

In 2012, $387,000 of principal was converted into 349,333 shares of the Company’s common stock. The conversions occurred at conversion prices lower than the market price at the time resulting in a $437,750 loss on debt conversion.

History of the H. E. Capital loans is as follows:

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

	December 31,	December 31,
	2012	2011

Beginning Balance	$769,750	$362,500
Proceeds	450,500	542,250
Repayments	(170,000)	(70,000)
Non-cash conversion	(387,000)	(65,000)

Ending Balance	$663,250	$769,750

On February 25, 2010, the Company issued a promissory note to an individual in the amount of $20,000 at 10% due on demand. The Company repaid $10,000 of this note on August 10, 2010.  The Company also repaid $2,500 of this note on April 13, 2011.  As of December 31, 2012 and 2011 the loan has an outstanding balance of $7,500 each year and accrued interest in the amount of $3,157 and $2,257, respectively.

The Company issued a promissory note on November 15, 2012 to an individual in the amount of $170,000 at 8% due on November 16, 2013. This note was reassigned from HE Capital. The Company used the funds to pay off the convertible notes held by Asher Enterprise, Inc.  As of December 31, 2012 this loan has an outstanding balance of $170,000 and accrued interest in the amount of $1,714 with no balance as of December 31, 2011.

NOTE 6- LOAN PAYABLE – CONVERTIBLE & DERIVATIVES

The Company previously reported obligations to Asher Enterprises, Inc. for three short-term convertible promissory notes.  These notes have been fully satisfied.  These obligations were satisfied on November 14, 2012.  The Company borrowed $170,000 from a private individual and $30,000 from HE Capital to satisfy the total obligation.

DERIVATIVE LIABILITY

During 2011, the Company issued convertible notes to Asher Enterprises, Inc. with certain reset provisions. The Company accounted for these reset provisions in accordance with ASC 815-40, which requires that the Company bifurcate (divide) the embedded conversion option as liability at the grant date and to record changes in fair value relating to the conversion option liability in the statement of operations as of each subsequent balance sheet date.   The debt discount related to the convertible note is amortized over the life of the note using the effective interest method.  See below for a reconciliation of the changes in fair value of the Company’s embedded derivative.

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

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

These notes also call for 47,901 shares of the Company’s common stock to be placed into a reserve account. On August 23, 2011, the Company received a notice of default on this note from Asher as a result of the Company’s failure to remain current in its SEC filings and elected to impose a penalty of 50% of the outstanding note balance or $67,750 against the Company.

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

In 2012, $34,500 of principal was converted into 62,919 shares of the Company’s common stock. The conversions occurred at conversion prices lower than the stated conversion prices resulting in a $9,696 loss on debt conversion. The remaining principal and accrued interest was repaid as noted above by additional borrowings of the Company.

As of December 31, 2012 no derivative liabilities remained.

NOTE 7- FAIR VALUE

The Company measures fair value in accordance with a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;
Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

The following table sets forth the Company's consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Total	Level 1	Level 2	Level 3
LIABILITIES:

Derivative liability 2011	$151,738	-	-	$151,738
2012	-	-	-	-

The following is a reconciliation of the conversion option liability and detachable warrant liability for which Level 3 inputs were used in determining fair value:

Beginning balance December 31, 2011	$151,738

Decrease in fair value of debt derivative	(151,738)

Ending balance as of December 31, 2012	$-

The Company’s conversion option liabilities are valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These consolidated financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy.

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

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

On July 21, 2011, the Secured Debentures were extended an additional six months to a new maturity date of January 24, 2012.  All other original terms  remained the same.  The Company issued to the Investors an additional 380,000 shares of common stock in exchange for granting the extension.  These shares were valued at $3,800 on July 25, 2011, the first day of the extension.  This amount was treated as additional interest to the investors and was expensed.  The extension and modification to the Secured Debentures did not constitute a material modification under ASC 470-50. The Company issued the shares were to the Investors on December 7, 2011.

On January 24, 2011, the Company also issued to the Investors five-year warrants to purchase an aggregate of 1,900 shares of common stock at an exercise price of $0.40, which may be exercised on a cashless basis.

The $380,000 in proceeds from the financing transaction was allocated to the debt features and the warrants based upon their fair values.  The value of the warrants ($123,120) was recorded as a debt discount on the secured debentures. This discount has been fully amortized as of December 31, 2011.

The estimated fair value of the 1,900 warrants to the investors at issuance on January 24, 2011 was $141,362. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model and the assumptions described in Note 3.

On February 2, 2012, the Company issued 10,001 shares of common stock valued at $30,000 to the Secured Debenture Holders for extending the maturity date of the debentures to September 24, 2012. The Company by direction of Legend Securities, Inc. also issued to the holders of the Secured Debentures five-year warrants to purchase 100,000 shares of common stock at an exercise price of $0.10 per share which said warrants were originally issued to certain employees of Legend Securities, Inc. per a previous Legend Agreement.  The warrants were issued to the holders of the Secured Debentures simultaneously with the issuance of the above mentioned stock and were valued at $2,998.

On April 27, 2012, the debenture lien holders were paid $75,000 in the completion of the asset purchase agreement agreed to on December 15, 2011 for the sale of the Riverbank inventory and permits.  The $75,000 was carried on the books at December 31, 2011as Other Assets for the benefit of the debenture lien holders.

The balance of these Debentures on December 31, 2012 was $305,000.  The interest for the year ended December 31, 2012 was $40,135 and accrued as of December 31, 2012 (12%) was $88,685.  The notes are in default as of September 24, 2012.

NOTE 9- PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382.

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Net Deferred Tax Assets consisted of the following components as of December 31, 2012 and 2011:

Deferred Tax Assets:	2012	2011

NOL Carryover	$2,439,144	$1,866,700
Valuation allowance	(2,439,144)	(1,866,700)

	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal Income tax rate to pretax income from continuing operations for the years ended December 31, 2012 and 2011.

At December 31, 2012, the Company had a net operating loss carry forward in the amount of $7,173,953 available to offset future taxable income through 2033.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 10- COMMITMENTS

Capital Lease – Riverbank

On November 23, 2010, the Company entered into an equipment lease agreement with Naranza Capital Partners for the lease of the equipment needed in the Riverbank plant.  This capital lease also included provisions for the installation of equipment and has a $1 (one dollar) buyout clause.  The term of the lease is for five years (60 months) starting from the date the equipment is operational. The Company paid an application fee of $12,500 plus the first and last month’s lease payments in the amount of $128,945 each.  The Company also paid $10,000 doc fees, site visit fee and legal fees.  As of December 31, 2010, the equipment had not been ordered for shipment.

On April 1, 2011, a Demand Letter was sent to Naranza Capital Partners for the return of the Company’s deposit.

Naranza Capital Partners have not returned the deposit as of December 31, 2012.  The $261,890 receivable was written off to bad debt expense as of December 31, 2012

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

Riverbank Site

On September 1, 2010, the Company signed a five year lease for office space and opened its Riverbank, California offices and changed its corporate offices to California.   On November 16, 2011, the Company asked the City of Riverbank to terminate the three leases with the City the Company had entered into in anticipation of opening the Riverbank plant. The City of Riverbank granted the release and the Company moved out of the Riverbank location.  On December 15, 2011, the Company’s wholly-owned subsidiary, Green EnviroTech Riverbank, Inc. (“GETRB”) entered into an asset purchase agreement pursuant to which GETRB sold its inventory and permits to a third party.  The inventory and permits were sold for $250,000.  $175,000 was used for working capital and $75,000 was recorded as an Other Asset for the benefit of the debenture investors who had a lien on the permits.  The Riverbank site was closed effective December 15, 2011.

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

On March 5, 2012, the Company entered into a letter agreement with Magic Bright Limited (“Magic Bright”), Wong Kwok Wing Tony (“Tony”), and Chan Sau Fong (collectively with Tony, the “Sellers”) effectively rescinding the 2011 purchase of Magic Bright.  As a result of the failure to obtain requisite financial statements for Magic Bright, the Purchase Agreement was terminated. The termination was deemed effective as of April 1, 2011 (the Termination Effective Date).  The Magic Bright Acquisition Shares (as defined in the Purchase Agreement) were returned to the Company and cancelled effective as of the Termination Effective Date.

NOTE 12- SUBSEQUENT EVENTS

Effective March 27, 2013, the Company effected a 100-for-1 reverse split of its common stock. The financial statements were adjusted to reflect the reverse stock split.

On March 20, 2013, the Company entered into a consulting agreement for one year whereby 124,750 common shares shall be issued.