Form 10-Q
period 2013-03-31
GREEN ENVIROTECH HOLDINGS CORP.
filed 2013-05-15
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes☐ No☒

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; 2,624,369 shares of common stock are issued and outstanding as of May 14, 2013.

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

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN ENVIROTECH HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	MARCH 31,	DECEMBER 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash	$ 48,236	$ 1,986
Other current assets	5,284	4,784
Total current assets	53,520	6,770

Fixed Assets
Plant Equipment, not yet placed in service	125,000	125,000

TOTAL ASSETS	$ 178,520	$ 131,770

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 787,112	$ 749,144
Accounts payable- related party	262	4,975
Accrued expenses	2,793,646	2,513,872
Secured debentures payable	305,000	305,000
Loan payable - other	1,006,350	840,750
Loan payable - related party	37,787	44,187
Total current liabilities	4,930,157	4,457,928

TOTAL LIABILITIES	4,930,157	4,457,928

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized,
2,624,358 and 2,499,608 shares issued and outstanding	2,625	2,500
Additional paid in capital	6,367,425	6,130,525
Deficit accumulated during development stage	(11,121,687)	(10,459,183)
Total stockholders' equity (deficit)	(4,751,637)	(4,326,158)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 178,520	$ 131,770

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 AND
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH MARCH 31, 2013

			OCTOBER 6, 2008
			(INCEPTION)
	THREE MONTHS	THREE MONTHS	THROUGH
	MARCH 31, 2013	MARCH 31, 2012	MARCH 31, 2013

REVENUE	$ -	$ -	$ 1,950

COST OF REVENUES	-	-	33,633

GROSS PROFIT	-	-	(31,683)

OPERATING EXPENSES
Wages and professional fees	350,424	315,978	7,851,874
Impariment expense	-	-	118,783
Bad debt expense	-	-	261,890
General and administrative	285,070	59,183	1,094,747
Total operating expenses	635,494	375,161	9,327,294

NON-OPERATING EXPENSES
Amortization of debt discount	-	-	123,120
Interest expense	27,010	32,806	344,175
Interest expense-penalty	-	-	67,750
Interest expense-Equity Issues	-	(41,520)	254,337
Loss on debt conversion	-	266,500	590,246
Total non-operating expenses	27,010	257,786	1,379,628

NET (LOSS) FROM OPERATIONS	(662,504)	(632,947)	(10,738,605)

OTHER INCOME:
Disposition of Riverbank Permits	-	-	250,000

DISCONTINUED OPERATIONS:
Gain on disposal of discontined operations	-	-	(429,066)
Income from discontined operations	-	-	24,186
Total loss from discontinued operations	-	-	(404,880)

NET (LOSS)	$ (662,504)	$ (632,947)	$ (10,893,485)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,514,832	1,711,102	n/a

NET (LOSS) PER SHARE	$ (0.26)	$ (0.37)	n/a

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH MARCH 31, 2013

			OCTOBER 6, 2008
			(INCEPTION)
	THREE MONTHS ENDED	THREE MONTHS ENDED	THROUGH
	MARCH 31, 2013	MARCH 31, 2012	MARCH 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (662,504)	$ (632,947)	$ (10,893,485)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Common stock issued for services	237,025	66,700	2,961,874
Common stock issued to reduce and extend debt	-	296,500	336,050
Loss on debt conversion	-	-	447,446
Impairment expense	-	-	118,783
Bad debt expense	-	-	261,890
Warrants issued as loan fees to brokers	-	2,999	33,320
Warrants issued to officers	-	-	234,357
Amortization of debt discount	-	-	123,120
Gain/loss on derivative liability	-	(74,519)	-
Loss on disposal of discontinued operations	-	-	429,066
Income from discontinued operations	-	-	(24,186)

Change in assets and liabilities
(Increase) in deposits and other current assets	(500)	-	(267,174)
Increase in accounts payable- related party	(4,713)	-	262
Increase in accounts payable and accrued expenses	319,742	186,888	3,824,870
Net cash (used in) operating activities	(110,950)	(154,379)	(2,413,807)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for the acquisition of Magic Bright	-	-	(300,000)
Expenditures related to purchase of equipment for Riverbank Plant	-	-	(125,000)
Expenditures related to construction of building	-	-	(118,783)
Net cash (used in) investing activities	-	-	(543,783)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	230,000
Proceeds received from loan payable - related party	-	2,100	1,238,956
Payments on loan payable - related party	(3,700)	-	(244,092)
Proceeds received from loan payable - other	160,900	44,000	1,977,962
Payments on loan payable - other	-	-	(382,500)
Proceeds received from loan payable - convertible	-	-	135,500
Proceeds received from secured debentures	-	-	50,000
Net cash provided by financing activities	157,200	46,100	3,005,826

NET INCREASE IN CASH AND CASH EQUIVALENTS	46,250	(108,279)	48,236

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,986	112,103	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 48,236	$ 3,824	$ 48,236

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ 32,806	$ 215,161

NON-CASH SUPPLEMENTAL INFORMATION:
Shares issued for accrued salary	$ -	$ -	$ 240,000
Conversion of loans payable for common stock	$ -	$ 192,000	$ 1,734,038
Payment of expenses by related party	$ 2,000	$ -	$ 2,000
Payment of debt by third party	$ 4,700	$ -	$ 4,700

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	Basis of Presentation:

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2012 and 2011 audited financial statements included in Form 10-K and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-months period ended March 31, 2013 and 2012. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

Note 2-Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a working capital deficit of $4,876,637 and has accumulated deficit of $11,121,687 as of March 31, 2013. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3- Loan Payable – Related Party

The Company has an unsecured, loan payable in the form of a line of credit with its CEO. The CEO had provided a line of credit up to $1,000,000 at 4% interest per annum to the Company to cover various expenses and working capital infusions.  This loan has been extended to December 31, 2013.  Balance of the loan at March 31, 2013 was $37,787 with accrued interest in the amount of $29,679.

GREEN ENVIROTECH HOLDINGS CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4- Loan Payable – Other

The Company has unsecured loans with H. E. Capital, S. A. in various amounts.  These loans accrue interest at the rate of 8% per annum.  The due dates of the loans have been extended to December 31, 2013.  Balance of the loans at March 31, 2013 was $678,850 with accrued interest in the amount of $127,309.  A schedule of the H. E. Capital loans is as follows:

	March 31, 2013	December 31, 2012

Beginning Balance	$663,250	$769,750
Additions	15,600	450,500
Repayments	-	-
Assignments	-	(170,000)
Non-cash conversions	-	(387,000)

Ending Balance	$678,850	$663,250

The Company issued three promissory notes in the amount of $50,000 each at 8% on March 19, 2013 to three private investors. These three notes are due on March 18, 2014. The Company used the proceeds from these notes for working capital.   As of March 31, 2013 these loans have an outstanding balance of $150,000 and accrued interest in the amount of $427.

Note 5- Secured Debentures:

On January 24, 2011, the Company entered into a series of securities purchase agreements with accredited investors pursuant to which the Company sold an aggregate of $380,000 in 12% secured debentures.  The Debentures are secured by the assets of the Company pursuant to security agreements entered into between the Company and the investors.  As of March 31, 2013 these secured debentures have an outstanding balance of $305,000 and accrued interest in the amount of $97,835.  These debentures are in default and the Company is in negotiations with the holders for extensions.

GREEN ENVIROTECH HOLDINGS CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Equity:

On March 20, 2013, the Company issued 124,750 common shares to a consultant valued at $237,025.

Note 7- Subsequent Events:

On May 7, 2013, the Company entered into a consulting agreement for one year whereby the Company agreed to issue 50,000 shares of restricted common stock.

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

The Company has determined its capital needs will be $16 Million to execute phase-one of three phases of its business model.  There is no assurance such funding will be available on terms acceptable to the Company, or at all. Phase-one involves construction of the plant and the purchase and installation of three GETH process systems which will enable the Company to become operational with projected profits.  Phase-two will start within two months after the completion of phase-one.  Phase-two involves the installation of three more systems at a cost of $5 Million.  Phase three will be started three months after the completion of phase-two.  Phase-three involves the installation of six more systems at a cost of $10 Million.   Other phases will be continued as determined by the availability of feed stock.  The Company is in negotiations with a New York lending institution for a $12 Million loan with a lien against the plant and equipment. The Company has applied for Permits needed to operate and construct the plant and the Company does not anticipate any complications with its applications.  The plant’s operating systems are considered a closed system with zero emissions.  The estimated time to close funding is 60 days with an estimated seven months to complete construction and outfit the plant.

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

Results of Operations

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012..

Revenues

The Company had no operating revenues for the three months ended March 31, 2013 and for the three months ended March 31, 2012.

Cost of Revenues

The Company had no cost of revenue for the three months ended March 31, 2013 and for the three months ended March 31, 2013.

Operating Expenses

The wages and professional fees for the three months ended March 31, 2013 were $350,424 as compared to $315,978 for the three months ended March 31, 2012. The wages and professional fees for the three months ended March 31, 2013 included $102,924 in professional fees and $247,500 in wages.

The general and administrative expenses for the three months ended March 31, 2013 were $48,045 as compared to $59,183 for the three months ended March 31, 2012, a decrease of approximately 18.82%. This decrease of $11,138 was the result of a decrease in travel, entertainment, advertising and marketing concerning the promotion of the company.

Non-Operating Expenses

The non operating expenses for the three months ended March 31, 2013 were $27,010 as compared to $257,786 for the three months ended March 31, 2012. There was no amortization of debt discount, no interest expense-penalty, no interest expense-equity issues and no loss on debt conversion for the three months ended March 31, 2013. There was no amortization of debt discount and no interest expense-penalty for the three months ended March 31, 2012.  The interest expense on the working capital notes was $27,010 for the three months ended March 31, 2013 as compared to $32,806 in interest expense for the three months ended March 31, 2012.  The overall decrease totaling $230,776 was the result of the Company recording a loss of $266,500 on debt conversion when the Company issued common shares to pay off $192,000 in H.E. Capital notes in the three months ended March 31, 2012  The Company used the Black Sholes model to calculate the derivative liability on convertible notes issued to Asher Enterprises, Inc. for the three months ended March 31, 2012, calculated a derivative liability in the amount of $74,519; this resulted in the Company recording a credit in the amount of $41,520 against the interest expense related to equity issues when adjusting the derivative liability on these convertible notes for the three months ended March 31, 2012

As a result of the above, the Company had a net loss of $662,504 for the three months ended March 31, 2013 compared to a loss of $632,947 for the three months ended March 31, 2012.

Liquidity and Capital Resources

Green EnviroTech Holdings Corp on March 31, 2013 had a balance of cash in the bank in the amount of $48,236. The Company had no accounts receivable and no inventory on March 31, 2013.  The Company had other current assets in the amount of $5,284. The Company had accounts payable to vendors and accrued expenses in the amount of $3,580,758.

The Company has an unsecured, loan payable in the form of a line of credit with its CEO. The CEO had provided a line of credit up to $1,000,000 at 4% interest per annum to the Company to cover various expenses and working capital infusions. This note has been extended to December 31, 2013.  The CEO has advanced $1,238,956 from inception through March 31, 2013 and the Company has repaid $1,207,569 of these advances.   The remaining principal under this loan due as of March 31, 2013 is $37,787.  $29,679 of interest is accrued on the loan at March 31, 2013.

The Company has unsecured loans with H. E. Capital, S. A. in various amounts.  These loans accrue interest at the rate of 8% per annum.  The due dates of the loans have been extended to December 31, 2013.  Balance of the loans at March 31, 2013 was $678,850 with accrued interest in the amount of $127,309.  History of the H. E. Capital loans is as follows:

	March 31, 2013	December 31, 2012

Beginning Balance	$663,250	$769,750
Additions	15,600	450,500
Repayments	-	-
Assignments	-	(170,000)
Non-cash conversions	-	(387,000)

Ending Balance	$678,850	$663,250

The Company also entered into a loan payable with an individual in the amount of $20,000 at 10% due on demand. The Company repaid $10,000 of this note on August 10, 2010.  As of March 31, 2013 the loan has an outstanding balance of $7,500.   Interest expense for the three months ended March 31, 2013 and 2012, was $222 and $222 respectively.  The interest expense for the three months ended March 31, 2013 is now calculated at 12%.  Accrued interest as of March 31, 2013 was $3,379.

On January 24, 2011, the Company entered into a series of securities purchase agreements with accredited investors (the “Investors”), pursuant to which the Company sold an aggregate of $380,000 in 12% secured debentures (the “Debentures”). Legend Securities, Inc. a broker dealer which is a member of FINRA, received a commission of $45,600 and 1,900 warrants at an exercise price of $0.40 in connection with the sale of the Debentures. The Debentures were initially due at the earlier of 6 months from the date of issuance or upon the Company receiving gross proceeds from subsequent financings in the aggregate amount of $1,000,000. The Company raised $380,000 from the investors. The Company agreed to issue to the Investors five-year warrants to purchase an aggregate of 1,900 shares of common stock at an exercise price of $0.40, which may be exercised on a cashless basis. The Debentures bear interest at the rate of 12% per annum, payable upon maturity. The Debentures are secured by the assets of the Company pursuant to security agreements entered into between the Company and the Investors.

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

 The maturity date of these debentures was extended to September 24, 2012. The Company issued common shares and warrants to the debenture holders for prior extensions.  The Company issued 10,000 common shares with a value of $30,000 and 1,000 five year warrants exercisable at $0.10 per share valued at $2,999.  The remaining balance on the Debentures on March 31, 2013 was $305,000.  Interest incurred for the three months ended March 31, 2013 and March 31, 2012 was $9,150 and $11,527 respectively. Interest accrued through March 31, 2013 was $97,835.  The Company is presently negotiating an extension on the debentures.

Cash provided by financing activities for the three months ended March 31, 2013 was $157,200 as compared to $46,100 for the three months ended March 31, 2012.

We will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities.  However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

We had cash of $48,236 as of March 31, 2013. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. Besides generating revenue from our current operations, we will need to raise additional capital to expand our operations to the point at which we are able to operate profitably. The Company expects increases in the legal and accounting costs and costs to obtain funding.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosures and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Chief Executive Officer (“CEO”) (principal executive and financial officer), to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures are ineffective.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not party to any material legal proceedings.

Item 1A. Risk Factors.

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

The Company is in default under promissory notes issued on January 24, 2011 for failure to make required payments of interest and principal by September 24, 2012.  The Company is currently in negotiations regarding extensions on these notes.

Aggregate principal and interest owed as of the date of this filing is $432,309.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
32.1	Section 1350 Certification of Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green EnviroTech Holdings Corp.

Date: May 15, 2013	By:	/s/ Gary DeLaurentiis
Gary DeLaurentiis
Chief Executive Officer (principal executive and financial officer)