Form 10-Q/A
period 2013-03-31
GREEN ENVIROTECH HOLDINGS CORP.
filed 2013-05-15
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1 to Form 10-Q)

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

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description
31.1	Amended Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer
32.1	Amended Section 1350 Certification of Chief Executive Officer

EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amneded report to be signed on its behalf by the undersigned thereunto duly authorized.

Green EnviroTech Holdings Corp.

Date: May 15, 2013	By:	/s/ Gary DeLaurentiis
Gary DeLaurentiis
Chief Executive Officer (principal executive and financial officer)