Form 10-Q
period 2013-06-30
GREEN ENVIROTECH HOLDINGS CORP.
filed 2013-08-09
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-54395

GREEN ENVIROTECH HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	32-0218005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

210 S. Sierra Ave Suite A Oakdale, CA	95361
(Address of principal executive offices)	(Zip Code)

(209) 848-4384
(Registrant's telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer ☐
Non-accelerated filer☐ (Do not check if smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes☐ No☒

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; 3,801,211 shares of common stock are issued and outstanding as of July 29, 2013.

i

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

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN ENVIROTECH HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash	$ 18,179	$ 1,986
Other current assets	10,119	4,784
Total current assets	28,298	6,770

Fixed Assets
Plant Equipment, not yet placed in service	133,012	125,000

Other Assets
Investment-Petrosonics Joint Venture	268,000	-

TOTAL ASSETS	$ 429,310	$ 131,770

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 895,369	$ 749,144
Accounts payable- related party	262	4,975
Accrued expenses	2,925,714	2,513,872
Secured debentures payable	305,000	305,000
Loan payable - other, net of discount of $32,144	939,206	840,750
Loan payable - related party	29,287	44,187
Total current liabilities	5,094,838	4,457,928

TOTAL LIABILITIES	5,094,838	4,457,928

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized,
3,801,211 and 2,499,585 shares issued and outstanding	3,801	2,500
Additional paid in capital	9,113,810	6,130,525
Deficit accumulated during development stage	(13,783,139)	(10,459,183)
Total stockholders' equity (deficit)	(4,665,528)	(4,326,158)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 429,310	$ 131,770

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
AND FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 AND
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH JUNE 30, 2013

					OCTOBER 6, 2008
					(INCEPTION)
	SIX MONTHS	SIX MONTHS	THREE MONTHS	THREE MONTHS	THROUGH
	JUNE 30, 2013	JUNE 30, 2012	JUNE 30, 2013	JUNE 30, 2012	JUNE 30, 2013

REVENUE	$ -	$ -	$ -	$ -	$ 1,950

COST OF REVENUES	-	-	-	-	33,633

GROSS PROFIT	-	-	-	-	(31,683)

OPERATING EXPENSES
Wages and professional fees	725,309	608,978	374,885	293,000	8,226,759
Impairment expense	-	-	-	-	118,783
Bad debt expense	-	-	-	-	261,890
General and administrative	789,957	95,417	504,832	40,761	1,599,634
Total operating expenses	1,515,266	704,395	879,717	333,761	10,207,066

NON-OPERATING EXPENSES/INCOME
Amortization expense-debt discount	32,152	-	32,152	-	155,272
Interest expense	56,548	64,046	29,593	31,240	373,713
Interest expense-penalty	-	-	-	-	67,750
Interest expense-Equity Issues	-	(56,879)	-	1,134	254,337
Loss on debt conversion	1,719,990	266,500	1,719,990	-	2,310,236
Total non-operating expenses	1,808,690	273,667	1,781,735	32,374	3,161,308

NET (LOSS) FROM OPERATIONS	(3,323,956)	(978,062)	(2,661,452)	(366,135)	(13,400,057)

OTHER INCOME:
Disposition of Riverbank Permits	-	-		-	250,000

DISCONTINUED OPERATIONS:
Loss on disposal of discontined operations	-	-	-	-	(429,066)
Income from discontined operations	-	-	-	-	24,186
Total loss from discontinued operations	-	-	-	-	(404,880)

NET (LOSS)	$ (3,323,956)	$ (978,062)	$ (2,661,452)	$ (366,135)	$ (13,554,937)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,569,886	1,792,959	2,749,085	937,408	n/a

NET (LOSS) PER SHARE	$ (1.29)	$ (0.55)	$ (0.97)	$ (0.39)	n/a

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH JUNE 30, 2013

			OCTOBER 6, 2008
			(INCEPTION)
	SIX MONTHS ENDED	SIX MONTHS ENDED	THROUGH
	JUNE 30, 2013	JUNE 30, 2012	JUNE 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (3,323,956)	$ (978,062)	$ (13,554,937)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Common stock issued for services, net of cancelations, including shares issued	595,300	66,700	3,320,149
for loss on disposal of discontinued operations ($104,880)
Common stock issued for services, related party	61,500	-	61,500
Common stock issued to reduce and extend debt	-	296,500	336,050
Loss on debt conversion	1,719,990	-	2,167,436
Amortization of debt discount	32,152	-	155,272
Impairment expense	-	-	118,783
Bad debt expense	-		261,890
Warrants issued as loan fees to brokers	-	2,999	33,320
Warrants issued to officers	-	-	234,357
Gain/loss on derivative liability	-	(89,878)	-
Loss on disposal of discontinued operations	-	-	429,066
Income from discontinued operations	-	-	(24,186)

Change in assets and liabilities
(Increase) in deposits and other current assets	(5,335)	70,216	(272,009)
Increase in accounts payable- related party	(4,713)	-	262
Increase in accounts payable and accrued expenses	583,067	422,426	4,088,195
Net cash (used in) operating activities	(341,995)	(209,099)	(2,644,852)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for the acquisition of Magic Bright	-	-	(300,000)
Expenditures related to purchase of equipment for Riverbank Plant	-	-	(125,000)
Expenditures related to construction of building	(8,012)	-	(126,795)
Invesment- Petrosonics joint venture	(43,000)	-	(43,000)
Net cash (used in) investing activities	(51,012)	-	(594,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	63,000	150,000	293,000
Proceeds received from loan payable - related party	2,000	2,100	1,240,956
Payments on loan payable - related party	(11,400)	(35,910)	(251,792)
Proceeds received from loan payable - other	355,600	89,000	2,172,662
Payments on loan payable - other	-	-	(382,500)
Proceeds received from loan payable - convertible	-	-	135,500
Payments on loan payable - convertible	-	-	-
Proceeds received from secured debentures	-	-	50,000
Payments on secured debentures		(75,000)
Net cash provided by financing activities	409,200	130,190	3,257,826

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,193	(78,909)	18,179

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,986	112,103	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 18,179	$ 33,194	$ 18,179

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ 25,043	$ 32,806	$ 240,204

NON-CASH SUPPLEMENTAL INFORMATION:
Shares issued for accrued salary	$ 82,000	$ -	$ 322,000
Debt discount	$ 64,296		$ 64,296
Conversion of loans payable for common stock	$ 355,500	$ 192,000	$ 2,089,538
Shares issued for accounts payable	$ 20,000	$ -	$ 20,000
Accounts payable and debt issued for investment in Petrosonics joint venture	$ 225,000	$ -	$ 225,000

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the six-months period ended June 30, 2013 and 2012. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

Note 2

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a working capital deficit of $5,066,540 and has accumulated deficit of $13,783,139 as of June 30, 2013. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3

Investments

On May 27, 2013, the Company entered into a joint venture agreement a joint venture agreement with Petrosonics, LLC.  Pursuant to the Joint Venture Agreement, the parties agreed to effectuate the formation of an Irish registered company to be named Green Power Oil, LTD for the purpose of researching, development, manufacture and commercialization of oil-industry corroborated processes that remove sulfur from crude oil and refined fuels on a worldwide basis. The Company agreed to make a capital contribution of $14,000,000 (including $2,000,000 which the Company agreed to contribute within 30 days of execution of the Joint Venture Agreement, and an additional $12,000,000 which the Company agreed to contribute within 180 days of execution of the Joint Venture Agreement) to the Joint Venture Company for a 51% interest. Petrosonics, LLC agreed to contribute certain intellectual property to the Joint Venture Company for a 49% interest.

On June 26, 2013, the Company entered into a letter agreement with Petrosonics, LLC which amended the terms of the funding schedule under the joint venture agreement between the parties, such that the $2,000,000 which the Company agreed to contribute within 30 days of execution of the Joint Venture Agreement will be due within 45 days of June 26, 2013.  As of June 30, 2013, the Company has invested into this agreement $268,000.  The parties are in negotiations to restructure the balance of the obligation using a class of the Company’s preferred shares.

On June 4, the Company received approval on Articles of Organization for Green EnviroTech CA1, LLC.  This new joint venture will be the operating entity for the anticipated new plant to be built in California.

The Company dissolved its subsidiary Green EnviroTech Gilroy, Inc. on June 4, 2013 to make way for the new joint venture.

Note 4

Loan Payable – Related Party

The Company has an unsecured, loan payable in the form of a line of credit with its CEO. The CEO had provided a line of credit up to $1,000,000 at 4% interest per annum to the Company to cover various expenses and working capital infusions.  This loan has been extended to December 31, 2013.  Balance of the loan at June 30, 2013 was $29,287 with accrued interest in the amount of $29,981.

Note 5

Loan Payable – Other

The Company has unsecured loans with H. E. Capital, S. A. in various amounts.  These loans accrue interest at the rate of 8% per annum.  The due dates of the loans have been extended to December 31, 2013.  Balance of the loans at June 30, 2013 was $643,850 with accrued interest in the amount of $115,688.  A schedule of the H. E. Capital loans is as follows:

June 30, 2013

Beginning Balance	$663,250
Additions	330,600
Assignments	-
Non-cash conversions	(350,000)

Ending Balance	$643,850

The Company issued three promissory notes in the amount of $50,000 each at 8% on March 19, 2013 to three private investors. These three notes are due on March 18, 2014. The Company used the proceeds from these notes for working capital.   As of June 30, 2013 these loans have an outstanding balance of $150,000 and accrued interest in the amount of $3,419. The Company also has two notes outstanding for $7,500 and $170,000, respectively. The total in loans payable as of June 30, 2013 was $971,350.

The Company issued 60,000 common shares to debt holders in consideration for the proceeds provided. These shares were valued at $64,296 and a discount of $64,296 was recorded on the $150,000 in proceeds received from the third parties. As of June 30, 2013, $32,152 of the discount was amortized.

Note 6

Equity

The Company issued a total of 1,301,626 common shares during the 2nd quarter ended June 30, 2013.

Effective March 27, 2013, the Company completed a 1 for 100 reverse split of its common stock.  Share amounts in this report have been retroactively adjusted for the reverse split.

On June 3, 2013, the Company issued a Private Placement Memorandum to raise $600,000 at $1.00 per share for the purpose of working capital for the Company.  The PPM was extended and will expire on August 17, 2013. The Company sold 63,000 shares for total proceeds of $63,000 in the six months ended June 30, 2013.

The Company issued 750,000 unrestricted common shares to H. E. Capital, S.A. for converting $350,000 of its notes and $25,000 of its accrued interest which it was holding as obligations of the Company. A loss of $1,717,490 was recorded on the conversion of debt because the fair value of the shares issued exceeded the value of the debt.  The Company also issued 14,103 restricted common shares to settle third party debt of $5,500.

The Company issued 40,000 restricted common shares to employees of the Company for converting $80,000 of accrued salary.  A loss of $2,000 was recorded on the conversion of related party debt because the fair value of the shares issued exceeded the value of the debt.

The Company issued 124,750 restricted common shares valued at $237,025 to an advisor and consultant for public relations and relation with financial professionals.  The Company issued an additional 25,000 restricted common shares valued at $51,250 to the same consultant for an anti-dilution clause in the agreement which gives the consultant 4.99% of the outstanding common shares of the Company.  All of the shares issued to this consultant were valued at $288,275.

The Company issued to other consultants 184,750 restricted common shares valued at $307,025 for services.   Pursuant to an agreement with one of the consultants, the Company is obligated to issue a total of 40,000 shares over a period of sixteen months.

The Company issued to related parties as a bonus 30,000 restricted common shares valued at $61,500.

The Company issued 10,000 common shares valued at $20,000 to a third party to settle payables for legal services.

Note 7

Subsequent Events:

On July 23, 2013, the Company entered into a two year agreement with a consultant to provide website and social media services in exchange for 200,000 shares of restricted common stock of the Company.

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

On June 26, 2013, the Company entered into a letter agreement with Petrosonics, LLC which amended the terms of the funding schedule under the joint venture agreement between the parties, such that the $2,000,000 which the Company agreed to contribute within 30 days of execution of the Joint Venture Agreement will be due within 45 days of June 26, 2013.  As of June 30, 2013, the Company has invested into this agreement $268,000.  The parties are in negotiations to restructure the balance of the obligation using a class of the Company’s preferred shares.

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

Results of Operations

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012.

Revenues

The Company had no operating revenues for the six months ended June 30, 2013 and for the six months ended June 30, 2012.

Cost of Revenues

The Company had no cost of revenue for the six months ended June 30, 2013 and for the six months ended June 30, 2013.

Operating Expenses

The wages and professional fees for the six months ended June 30, 2013 were $725,309 as compared to $608,978 for the six months ended June 30, 2012. The wages and professional fees for the six months ended June 30, 2013 included $227,551 in professional fees and $497,758 in wages.

The general and administrative expenses for the six months ended June 30, 2013 were $789,957 as compared to $95,417 for the six months ended June 30, 2012, an increase of approximately 728%. This increase of $694,540 was the result of an increase in stock compensation for consultants, travel, entertainment, advertising and marketing concerning the promotion of the company.

Non-Operating Expenses

The non operating expenses for the six months ended June 30, 2013 were $1,808,690 as compared to $273,667 for the six months ended June 30, 2012. There was an amortization expense for the discounted value of the new $150,000 in notes in the amount of $32,152 relating to the 60,000 shares of common stock issued with the notes for the 2013 period.  There was no interest expense-penalty and there were no interest expense-equity issues for the 2013 period.  There was a loss of $1,719,990 in debt conversion for the six months ended June 30, 2013. There was no amortization of debt discount and no interest expense-penalty for the six months ended June 30, 2012.  The interest expense on the working capital notes was $56,548 for the six months ended June 30, 2013 as compared to $64,046 in interest expense for the six months ended June 30, 2012.  The overall increase in non-operating expense was $1,535,023.  This was the result of the Company recording a loss of $1,719,990 on debt conversion when the Company issued shares of common stock to pay off $350,000 in notes held by H.E. Capital and $25,000 in its accrued interest.  The Company using the Black-Sholes calculation to figure the Derivative Liability on convertible notes issued to Asher Enterprises, Inc. for the six months ended June 30, 2012, calculated a Derivative Liability in the amount of $61,860; this resulted in the Company recording a credit in the amount of $56,879 against the interest expense related to equity issues when adjusting the Derivative Liability on these convertible notes for the six months ended June 30, 2012.

Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012.

Revenues

The Company had no operating revenues for the three months ended June 30, 2013 and 2012.

Cost of Revenues

 The Company had no cost of revenues for the three months ended June 30, 2013 and 2012.

Operating Expenses

The wages and professional fees for the three months ended June 30, 2013 were $374,885 as compared to $293,000 for the three months ended June 30, 2012. The wages and professional fees for the three months ended June 30, 2013 included $124,628 in professional fees and $250,257 in wages.

The general and administrative expenses for the three months ended June 30, 2013 were $504,832 as compared to $40,761 for the three months ended June 30, 2012, an increase of approximately 1,138%. This increase of $464,071 was the result of an increase in stock compensation for consultants, travel, entertainment, advertising and marketing concerning the promotion of the company.

Non-Operating Expenses

The non operating expenses for the three months ended June 30, 2013 were $1,781,735 as compared to $32,374 for the three months ended June 30, 2012. There was an amortization expense for the discounted value of the new $150,000 in notes in the amount of $32,142 relating to the 60,000 shares of common stock issued with the notes for the 2013 period.  There was no interest expense-penalty and there were no interest expense-equity issues for the 2013 period.  There was a loss of $1,720,000 in debt conversion for the three months ended June 30, 2013. There was no amortization of debt discount and no interest expense-penalty for the three months ended June 30, 2012.  The interest expense on the working capital notes was $29,593 for the three months ended June 30, 2013 as compared to $31,240 in interest expense for the three months ended June 30, 2012.  The overall increase in non-operating expense was $2,201,509.  This was the result of the Company recording a loss of $1,719,990 on debt conversion when the Company issued shares of common stock to pay off $350,000 in notes held by H.E. Capital and $25,000 in its accrued interest.  The Company using the Black-Sholes calculation to figure the Derivative Liability on convertible notes issued to Asher Enterprises, Inc. for the six months ended June 30, 2012, calculated a Derivative Liability in the amount of $61,860; this resulted in the Company recording a credit in the amount of $56,879 against the interest expense related to equity issues when adjusting the Derivative Liability on these convertible notes for the six months ended June 30, 2012.

As a result of the above, the Company had a net loss of $3,323,956 for the six months ended June 30, 2013 compared to a loss of $978,062 for the six months ended June 30, 2012.

Liquidity and Capital Resources

Green EnviroTech Holdings Corp on June 30, 2013 had a balance of cash in the bank in the amount of $18,179. The Company had no accounts receivable and no inventory on June 30, 2013.  The Company had other current assets in the amount of $10,119. The Company had accounts payable to vendors and accrued expenses in the amount of $3,821,345.

The Company has an unsecured, loan payable in the form of a line of credit with its CEO. The CEO had provided a line of credit up to $1,000,000 at 4% interest per annum to the Company to cover various expenses and working capital infusions. This note has been extended to December 31, 2013.  The CEO has advanced $1,240,956 from inception through June 30, 2013 and the Company has repaid $1,209,669 of these advances.  The Company converted $754,377 of these advances into shares of common stock on May 11, 2010 at $1.00 per share and converted $200,000 into shares of common stock on December 1, 2011 at $0.005 per share.  The remaining principal under this loan due as of June 30, 2013 is $29,287.  $29,981 of interest is accrued on the loan at June 30, 2013.

The Company has outstanding unsecured loans from H. E. Capital, S. A. in different amounts.  These loans accrue interest at the rate of 8% per annum.  The due dates of the loans have been extended to December 31, 2013.  Balance of the loans at June 30, 2013 was $643,850 with accrued interest in the amount of $115,688.  History of the H. E. Capital loans is as follows:

	June 30, 2013	December 31, 2012

Beginning Balance	$663,250	$769,750
Additions	330,600	450,500
Repayments	-	-
Assignments	-	(170,000)
Non-cash conversions	(350,000)	(387,000)

Ending Balance	$643,850	$663,250

The Company also received a loan payable from an individual in the amount of $20,000 at 10% due on demand. The Company repaid $10,000 of this note on August 10, 2010.  As of June 30, 2013 the loan has an outstanding balance of $7,500.   Interest expense for the six months ended June 30, 2013 and 2012, was $446 and $446 respectively.  The interest expense for the six months ended June 30, 2013 is now calculated at 12%.  Accrued interest as of June 30, 2013 was $3,603.

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

The estimated fair value of the 1,900 warrants to the investors at issuance on January 24, 2011 was $141,362 and has been classified in Additional Paid In Capital on the Company’s condensed consolidated balance sheet. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model.

 The maturity date of these debentures has been extended to September 24, 2012. The Company issued shares of common stock and warrants to the debenture holders for prior extensions.  The Company issued 10,000 shares of common stock with a value of $30,000 and 1,000 five year warrants exercisable at $0.10 per share valued at $2,999.  The remaining balance on the Debentures on June 30, 2013 was $305,000.  Interest incurred for the six months ended June 30, 2013 and June 30, 2012 were $18,402 and $21,429 respectively. Interest accrued through June 30, 2013 was $107,087.  The Company is presently negotiating an extension on the debentures.

On March 19, 2013, the Company issued three promissory notes in the amount of $50,000 each at 8% to three private investors. These three notes are due on March 18, 2014. The Company used the proceeds from these notes for working capital.   As of June 30, 2013 these loans have an outstanding balance of $150,000 and accrued interest in the amount of $3,419.

In June 2013, the the Company sold 63,000 shares of common stock in a private placement to accredited investors for gorss proceeds of$63,000.

Cash provided by financing activities for the six months ended June 30, 2013 was $409,200 as compared to $130,190 for the six months ended June 30, 2012.

We will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities.  However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

We had cash of $18,179 as of June 30, 2013. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to expand our operations to the point at which we are able to generate revenues and operate profitably. The Company at the present has no operations to generate revenue.  As outlined above under “Overview of Our Business,” the Company needs to complete raising $4,000,000 in equity in order to complete the balance of $16,000,000 in financial resources to start construction of its first plant.  The Company expects increases in the legal and accounting costs and costs to obtain funding.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Aggregate principal and interest owed as of June 30, 2013 was $412,087.

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

Green EnviroTech Holdings Corp.

Date: August 9, 2013	By:	/s/ Gary DeLaurentiis
Gary DeLaurentiis
Chief Executive Officer (principal executive and financial officer)