Form 10-Q
period 2013-09-30
GREEN ENVIROTECH HOLDINGS CORP.
filed 2013-11-14
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

                                                                                                                                (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; 5,302,870 shares of common stock are issued and outstanding as of November 13, 2013.

TABLE OF CONTENTS [to be revised]

Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements.
Condensed Consolidated Balance Sheets as of September 30, 2013(Unaudited) and December 31, 2012
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012(Unaudited)
Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2013 and 2012 (Unaudited)
Notes to Unaudited Condensed Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Item 4T	Controls and Procedures.
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
Item 1A.	Risk Factors.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3.	Defaults Upon Senior Securities.
Item 4.	Mine Safety Disclosures.
Item 5.	Other Information.
Item 6.	Exhibits.

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

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN ENVIROTECH HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash	$ 5,422	$ 1,986
Other current assets	10,119	4,784
Total current assets	15,541	6,770

Fixed Assets
Plant Equipment, not yet placed in service	140,372	125,000

Other Assets:
Investment-Petrosonics Joint Venture	268,000	-

TOTAL ASSETS	$ 423,913	$ 131,770

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 795,435	$ 749,144
Accounts payable- related party	262	4,975
Accrued expenses	3,088,719	2,513,872
Secured debentures payable	305,000	305,000
Loan payable - other	949,572	840,750
Loan payable - related party	28,287	44,187
Total current liabilities	5,167,275	4,457,928

TOTAL LIABILITIES	5,167,275	4,457,928

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized,
5,302,870 and 2,499,585 shares issued and outstanding	5,303	2,500
Additional paid in capital	10,550,456	6,130,525
Deficit accumulated during development stage	(15,299,121)	(10,459,183)
Total stockholders' equity (deficit)	(4,743,362)	(4,326,158)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 423,913	$ 131,770

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 AND
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2013

					OCTOBER 6, 2008
					(INCEPTION)
	NINE MONTHS	NINE MONTHS	THREE MONTHS	THREE MONTHS	THROUGH
	SEPTEMBER 30, 2013	SEPTEMBER 30, 2012	SEPTEMBER 30, 2013	SEPTEMBER 30, 2012	SEPTEMBER 30, 2013

REVENUE	$ -	$ -	$ -	$ -	$ 1,950

COST OF REVENUES	-	-	-	-	33,633

GROSS PROFIT	-	-	-	-	(31,683)

OPERATING EXPENSES
Wages and professional fees	2,342,973	1,435,142	954,364	826,164	9,844,423
Impariment expense	-	-	-	-	118,783
Bad debt expense	-	-	-	-	261,890
General and administrative	202,345	200,128	69,187	104,711	1,012,022
Total operating expenses	2,545,318	1,635,270	1,023,551	930,875	11,237,118

NON-OPERATING EXPENSES
Amortization expense-debt discount	-	-	-	-	123,120
Amortization expense-discounted value of notes	64,286	-	32,145		64,286
Interest expense	91,270	100,116	34,722	36,070	408,435
Interest expense-penalty	-	-	-	-	67,750
Interest expense-Equity Issues	-	(58,676)	-	(1,797)	254,337
Loss on debt conversion	2,139,064	-	419,064	(266,500)	2,729,310
Total non-operating expenses	2,294,620	41,440	485,931	(232,227)	3,647,238

NET (LOSS) FROM OPERATIONS	(4,839,938)	(1,676,710)	(1,509,482)	(698,648)	(14,916,039)

OTHER INCOME:
Disposition of Riverbank Permits	-	-		-	250,000

DISCONTINUED OPERATIONS:
Gain on disposal of discontined operations	-	-	-	-	(429,066)
Income from discontined operations	-	-	-	-	24,186
Total loss from discontinued operations	-	-	-	-	(404,880)

NET (LOSS)	$ (4,839,938)	$ (1,676,710)	$ (1,509,482)	$ (698,648)	$ (15,070,919)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,418,881	1,896,546	4,555,008	2,101,470	n/a

NET (LOSS) PER SHARE	$ (1.41)	$ (0.88)	$ (0.33)	$ (0.3325)	n/a

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 AND
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH SEPTEMBER 30, 2013

	Unaudited	Unaudited	(INCEPTION)
	NINE MONTHS ENDED	NINE MONTHS ENDED	THROUGH
	September 30, 2013	September 30, 2012	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,839,938)	$(1,676,710)	$(15,070,919)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Common stock issued for services	1,093,150	96,700	3,817,999
Common stock issued for services, related party	63,460	-	63,460
Common stock issued to reduce and extend debt	-	-	336,050
Loss on debt conversion	2,139,064	-	2,586,510
Loss on settlement of accounts payable & accrued salaries	89,800		89,800
Impairment expense	-	-	118,783
Bad debt expense	-		261,890
Warrants issued as loan fees to brokers	-	2,999	33,320
Warrants issued to officers	-	-	234,357
Amortization of debt discount	64,286	-	187,406
Gain/loss on derivative liability	-	(91,675)	-
Loss on disposal of discontinued operations	-	-	429,066
Income from discontinued operations	-	-	(24,186)

Change in assets and liabilities
(Increase) in deposits and other current assets	(5,335)	70,216	(272,009)
Increase in accounts payable- related party	(2,413)	-	2,562
Increase in accounts payable and accrued expenses	1,024,534	1,266,130	4,529,662
Net cash (used in) operating activities	(373,392)	(332,340)	(2,676,249)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for the acquisition of Magic Bright	-	-	(300,000)
Expenditures related to purchase of equipment for Riverbank Plant	-	-	(125,000)
Expenditures related to construction of building	(15,372)	-	(134,155)
Expenditures related to joint venture with Petrosonics	(43,000)	-	(43,000)
Net cash (used in) investing activities	(58,372)	-	(602,155)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	63,000	150,000	293,000
Proceeds received from loan payable - related party	-	2,100	1,238,956
Payments on loan payable - related party	(12,700)	(35,909)	(253,092)
Proceeds received from loan payable - other	384,900	189,000	2,201,962
Payments on loan payable - other	-	-	(382,500)
Proceeds received from loan payable - convertible	-	-	135,500
Payments on loan payable - convertible	-	-	-
Proceeds received from secured debentures	-	-	50,000
Payments on secured debentures	-	(75,000)	-
Net cash provided by financing activities	435,200	230,191	3,283,826

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,436	(102,149)	5,422

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,986	112,103	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 5,422	$ 9,954	$ 5,422

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ 100,116	$ 215,161

NON-CASH SUPPLEMENTAL INFORMATION:
Shares issued for accrued salary	$ 80,700	$ -	$ 320,700
Debt Discount	$ 64,286		$ 64,286
Conversion of loans payable and interest for common stock	$ 801,574	$ 654,000	$ 2,535,612
Shares issued for accounts payable	$ 27,700		$ 27,700
Accounts Payable and notes payable issued for investment in Petrosonics JV	$ 225,000		$ 225,000

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the nine-months period ended September 30, 2013 and 2012. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

Note 2

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a working capital deficit of $5,151,734 and has accumulated deficit of $15,299,121 as of September 30, 2013. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

GREEN ENVIROTECH HOLDINGS CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3

Investments

On May 27, 2013, the Company entered into a joint venture agreement with Petrosonics, LLC.  Pursuant to the Joint Venture Agreement, the parties agreed to effectuate the formation of an Irish registered company to be named Green Power Oil, LTD for the purpose of researching, development, manufacture and commercialization of oil-industry corroborated processes that remove sulfur from crude oil and refined fuels on a worldwide basis. The Company agreed to make a capital contribution of $14,000,000 (including $2,000,000 which the Company agreed to contribute within 30 days of execution of the Joint Venture Agreement, and an additional $12,000,000 which the Company agreed to contribute within 180 days of execution of the Joint Venture Agreement) to the Joint Venture Company for a 51% interest. Petrosonics, LLC agreed to contribute certain intellectual property to the Joint Venture Company for a 49% interest.

On June 26, 2013, the Company entered into a letter agreement with Petrosonics, LLC which amended the terms of the funding schedule under the joint venture agreement between the parties, such that the $2,000,000 which the Company agreed to contribute within 30 days of execution of the Joint Venture Agreement will be due within 45 days of June 26, 2013.  As of September 30, 2013, the Company has invested cash into this agreement in the amount of $268,000.  Due to various delays in due diligence production that resulted in funding deferments, the parties have agreed to terminate the initial Joint Venture Agreement, effective as of September 3, 2013, with the understanding that a new Joint Venture Agreement may be entered into at a later date.   The parties have also agreed verbally to enter into a termination agreement wherein the Company will be reimbursed the funds raised in exchange for a release of the IP that was assigned in advance to the entity formed for the Joint Venture.  The reimbursed portion of the investment in exchange for the patents is still in negotiations.

On June 4, the Company received approval on Articles of Organization for Green EnviroTech CA1, LLC.  This new joint venture will be the operating entity for the anticipated new plant to be built in California.

The Company dissolved its subsidiary Green EnviroTech Gilroy, Inc. on June 4, 2013 to make way for the new joint venture Green EnviroTech CA1, LLC.

Note 4

Loan Payable – Related Party

The Company has an unsecured, loan payable in the form of a line of credit with its CEO. The CEO had provided a line of credit up to $1,000,000 at 4% interest per annum to the Company to cover various expenses and working capital infusions.  This loan has been extended to December 31, 2013.  Balance of the loan at September 30, 2013 was $28,287 with accrued interest in the amount of $30,269.

GREEN ENVIROTECH HOLDINGS CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5

Loan Payable – Other

The Company has unsecured loans with H. E. Capital, S. A. in various amounts.  These loans accrue interest at the rate of 8% per annum.  The due dates of the loans have been extended to December 31, 2013.  Balance of the loans at September 30, 2013 was $622,072 with accrued interest in the amount of $36,431.  A schedule of the H. E. Capital loans is as follows:

September 30, 2013
Beginning Balance	$663,250
Cash Proceeds	234,900
Payments of expenses on behalf of Company	400,672
Non-cash conversions	(676,750)

Ending Balance	$622,072

The Company issued a promissory note in the amount of $150,000 at 8% on March 19, 2013 to a private investor. This note is due on March 18, 2014. The Company used the proceeds from these note for working capital.   As of September 30, 2013 this loan has an outstanding balance of $150,000 and accrued interest in the amount of $6,444. The Company issued 60,000 common shares in consideration for the proceeds provided. These shares were valued at $64,286 and a discount of $64,296 was recorded on the $150,000 in proceeds received from the private investor. As of September 30, 2013, the full $64,296 of the discount was amortized.

On January 24, 2011, the Company entered into a series of securities purchase agreements with accredited investors pursuant to which the Company sold an aggregate of $380,000 in 12% secured debentures.  The Debentures are secured by the assets of the Company pursuant to security agreements entered into between the Company and the investors.  As of September 30, 2013 these secured debentures have an outstanding balance of $305,000 and accrued interest in the amount of $116,440.  These debentures are in default and the Company is in negotiations with the holders for extensions.

The Company also has two notes outstanding for $7,500 and $170,000, respectively. The total in loans payable as of September 30, 2013 was $949,572 and accrued interest was $205,300.

GREEN ENVIROTECH HOLDINGS CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6

Equity

Effective March 27, 2013, the Company completed a 1 for 100 reverse split of its common stock.  Share amounts in this report have been retroactively adjusted for the reverse split.

During the nine months ended September 30, 2013, the Company issued the following:

-

894,500 shares for services valued at $1,093,150

-

32,000 shares for services from related parties valued at $63,460

-

110,000 shares for the settlement of accrued salary of $80,700 and a loss of $69,900 was recorded on the settlement

-

37,500 shares for the settlement of accounts payable of $27,700 and a loss of $19,900 was recorded on the settlement

-

63,000 shares for cash of $63,000

-

1,606,251 shares for the conversion of $682,250 in principal and $119,324 in accrued interest. A loss of $2,139,064 was recorded on the conversion.

-

60,000 shares were issued as sweeteners for debt valued at $64,286

Note 7

Subsequent Events:

There were no material subsequent events.

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

On June 26, 2013, the Company entered into a letter agreement with Petrosonics, LLC which amended the terms of the funding schedule under the joint venture agreement between the parties, such that the $2,000,000 which the Company agreed to contribute within 30 days of execution of the Joint Venture Agreement will be due within 45 days of June 26, 2013.  As of September 30, 2013, the Company has invested cash into this agreement in the amount of $268,000.  Due to various delays in due diligence production that resulted in funding deferments, the parties have agreed to terminate the initial Joint Venture Agreement, effective as of September 3, 2013, with the understanding that a new Joint Venture Agreement may be entered into at a later date.   The parties have also agreed verbally to enter into a termination agreement wherein the Company will be reimbursed the funds raised in exchange for a release of the IP that was assigned in advance to the entity formed for the Joint Venture.  An 8-K was filed on September 6, 2013. The patents currently reside in Black Lion Oil Limited, formed and located in Ireland.  The reimbursed portion of the investment in exchange for the patents is still in negotiations.

Overview of Our Business

Green EnviroTech Holdings Corp. is a pre revenue -stage technology company that has developed a patent pending oil conversion process utilizing a mixture of plastic and tires. The "GETH Process" revolutionizes the disposal of plastic waste and tires and cleans up our landfills. The company   will produce a high grade of oil from the tires and plastic. We have received a contract through Ebbros Energy LLC for sale of oil to Conoco .

The Company has determined its capital needs will be $6.5 Million to execute the two phases of its business model.  There is no assurance such funding will be available on terms acceptable to the Company, or at all. Phase-one involves the purchase and infrastructure of the building, working capital and the purchase and installation of one reactor with one secondary distillation and filtration process.  Phase-one will enable the Company to become operational with projected profits for the plant.  Phase-two will start within three months after the completion of phase-one.  Phase-two involves the installation of one reactor and one complete system which is comprised of two reactors and one secondary distillation and filtration process.  The Company is in negotiations with three financial institutions located in California and New York for a $3 Million investment in a combination of debt and equity that will be secured by the equipment. The Company has applied for a portion of the permits needed to operate and construct the plant and does not anticipate any complications with its applications.  The plant’s operating systems are considered a closed system with zero emissions.  The estimated time to close funding is 60 days with an estimated seven months after the close of funding to complete upgrades to the infrastructure and installation of the equipment.

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

Results of Operations

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012.

Revenues

The Company had no operating revenues for the nine months ended September 30, 2013 and for the nine months ended September 30, 2012.

Cost of Revenues

The Company had no cost of revenue for the nine months ended September 30, 2013 and for the nine months ended September 30, 2013.

Operating Expenses

The wages and professional fees for the nine months ended September 30, 2013 were $2,342,973 as compared to $1,435,142 for the nine months ended September 30, 2012. The wages and professional fees for the nine months ended September 30, 2013 included $405,856 in professional fees and $752,707 in wages.

The general and administrative expenses for the nine months ended September 30, 2013 were $202,345 as compared to $200,128 for the nine months ended September 30, 2012, an increase of approximately 1%. This increase of $2,217 was the result of an increase in travel, entertainment, advertising and marketing concerning the promotion of the company.

Non-Operating Expenses

The non operating expenses for the nine months ended September 30, 2013 were $2,294,620 as compared to $41,440 for the nine months ended September 30, 2012. There was an amortization expense for the discounted value of the new $150,000 note in the amount of $64,286 relating to the 60,000 shares of common stock issued with the note for the 2013 period.  There was no interest expense-penalty and there were no interest expense-equity issues for the 2013 period.  There was a loss of $2,139,064 in debt conversion for the nine months ended September 30, 2013. There was no amortization of debt discount and no interest expense-penalty for the nine months ended September 30, 2012.  The interest expense on the working capital notes was $91,270 for the nine months ended September 30, 2013 as compared to $100,116 in interest expense for the nine months ended September 30, 2012.  The overall increase in non-operating expense was $2,253,180.  This was the result of the Company recording a loss of $2,139,064 on debt conversion when the Company issued shares of common stock to pay off $676,750 in notes held by H.E. Capital and $119,324 in its accrued interest.  The Company using the Black-Sholes calculation to record the derivative liability on convertible notes issued to Asher Enterprises, Inc. for the nine months ended September 30, 2012, calculated a derivative liability in the amount of $61,860; this resulted in the Company recording a credit in the amount of $58,676 against the interest expense related to equity issues when adjusting the Derivative Liability on these convertible notes for the nine months ended September 30, 2012.

As a result of the above, the Company had a net loss of $4,839,938 for the nine months ended September 30, 2013 as compared to a loss of $1,676,710 for the nine months ended September 30, 2012.

Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012.

Revenues

The Company had no operating revenues for the three months ended September 30, 2013 and 2012.

Cost of Revenues

 The Company had no cost of revenues for the three months ended September 30, 2013 and 2012.

Operating Expenses

The wages and professional fees for the three months ended September 30, 2013 were $954,364 as compared to $826,164 for the three months ended September 30, 2012. The wages and professional fees for the three months ended September 30, 2013 included $86,805 in professional fees, $521,110 in stock compensation, and $346,449 in wages.

The general and administrative expenses for the three months ended September 30, 2013 were $69,187 as compared to $104,711 for the three months ended September 30, 2012, a decrease of approximately 33.9%. This decrease of $35,524 was the result of a decrease in travel, entertainment, advertising and marketing concerning the promotion of the company.

Non-Operating Expenses

The non operating expenses for the three months ended September 30, 2013 were $485,931 as compared to $0 for the three months ended September 30, 2012. There was an amortization expense for the discounted value of the new $150,000 note in the amount of $32,145 relating to the 60,000 shares of common stock issued with the note for the 2013 period.  There was a loss of $419,064 in debt conversion for the three months ended September 30, 2013. There was no amortization of debt discount and no interest expense-penalty for the three months ended September 30, 2012.  The interest expense on the outstanding notes was $34,722 for the three months ended September 30, 2013 as compared to $36,070 in interest expense for the three months ended September 30, 2012.  The overall increase in non-operating expense was $718,158.  This was the result of the Company incurring a loss of $419,064 in debt conversion when the Company issued shares of common stock to pay off $326,750 in notes held by H.E. Capital and $94,324 in its accrued interest.  The Company using the Black-Sholes calculation to figure the derivative liability on convertible notes issued to Asher Enterprises, Inc. for the nine months ended September 30, 2012, calculated a derivative liability in the amount of $60,063; this resulted in the Company recording a credit in the amount of $1,797 against the interest expense related to equity issues when adjusting the derivative liability on these convertible notes for the three months ended September 30, 2012.

As a result of the above, the Company had a net loss of $1,509,482 for the three months ended September 30, 2013 as compared to a loss of $698,648 for the three months ended September 30, 2012.

Liquidity and Capital Resources

Green EnviroTech Holdings Corp on September 30, 2013 had a balance of cash in the bank in the amount of $5,422. The Company had no accounts receivable and no inventory on September 30, 2013.  The Company had other current assets in the amount of $10,119. The Company had accounts payable to vendors and accrued expenses in the amount of $3,884,416.

The Company has an unsecured, loan payable in the form of a line of credit with its CEO. The CEO had provided a line of credit up to $1,000,000 at 4% interest per annum to the Company to cover various expenses and working capital infusions. This note has been extended to December 31, 2013.  The CEO has advanced $1,240,956 from inception through September 30, 2013 and the Company has repaid $1,212,669 of these advances.  The Company converted $754,377 of these advances into shares of common stock on May 11, 2010 at $1.00 per share and converted $200,000 into shares of common stock on December 1, 2011 at $0.005 per share.  The remaining principal balance on this loan on September 30, 2013 was $28,287 with accrued interest in the amount of $30,269.

The Company has outstanding unsecured loans from H. E. Capital, S. A. in different amounts.  These loans accrue interest at the rate of 8% per annum.  The due dates of the loans have been extended to December 31, 2013.  Balance of the loans at September 30, 2013 was $622,072 with accrued interest in the amount of $36,431.  History of the H. E. Capital loans is as follows:

	September30, 2013	December 31, 2012

Beginning Balance	$663,250	$769,750
Cash Proceeds	234,900	450,500
Payments of expenses on behalf of Company	400,672	-
Assignments	-	(170,000)
Non-cash conversions	(676,750)	(387,000)

Ending Balance	$622,072	$663,250

The Company also received a loan payable from an individual in the amount of $20,000 at 10% due on demand. The Company repaid $10,000 of this note on August 10, 2010.  As of June 30, 2013 the loan has an outstanding balance of $7,500.   Interest expense for the nine months ended September 30, 2013 and 2012, was $673 and $673 respectively.  The interest expense for the nine months ended September 30, 2013 is now calculated at 12%.  Accrued interest as of September 30, 2013 was $3,830.

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

 The maturity date of these debentures was extended to September 24, 2012. The Company issued shares of common stock and warrants to the debenture holders for prior extensions.  The Company issued 10,000 shares of common stock with a value of $30,000 and 1,000 five year warrants exercisable at $0.10 per share valued at $2,999.  The remaining balance on the Debentures on September 30, 2013 was $305,000.  Interest incurred for the nine months ended September 30, 2013 and September 30, 2012 were $27,755 and $30,782 respectively. Interest accrued through September 30, 2013 was $116,440.  The Company is presently negotiating an extension on the debentures.

On March 19, 2013, the Company issued a promissory note in the amount of $150,000 at 8% to a private investor. The note is due on March 18, 2014. The Company used the proceeds from the note for working capital.   As of September 30, 2013 this loan had an outstanding balance of $150,000 and accrued interest in the amount of $6,444.

In June 2013, the Company sold 63,000 shares of common stock in a private placement to accredited investors for gross proceeds of $63,000.

Cash provided by financing activities for the nine months ended September 30, 2013 was $435,200 as compared to $230,190 for the nine months ended September 30, 2012.

We will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities.  However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

We had cash of $5,422 as of September 30, 2013. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to expand our operations to the point at which we are able to generate revenues and operate profitably. The Company at the present has no operations to generate revenue.  As outlined above under “Overview of Our Business,” the Company needs to complete raising $4,000,000 in equity in order to complete the balance of $16,000,000 in financial resources to start construction of its first plant.  The Company expects increases in the legal and accounting costs and costs to obtain funding.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not party to any material legal proceedings.

Item 1A. Risk Factors.

Not applicable to a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2013, the Company issued 842,148 shares of common stock to H. E. Capital, S.A. for converting $326,750 of its notes and $94,324 of its accrued interest.

During the quarter ended September 30, 2013, the Company issued to consultants 560,000 shares of common stock for services.

During the quarter ended September 30, 2013, the Company issued 7,500 shares of common stock to settle third party debt of $7,500.

During the quarter ended September 30, 2013, the Company issued to related party 25,000 shares of common stock for services.

During the quarter ended September 30, 2013, the Company issued 47,000 shares of common stock to employees of the Company for services.

During the quarter ended September 30, 2013, the Company issued 20,000 shares of common stock for legal services.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

The Company is in default under promissory notes issued on January 24, 2011 for failure to make required payments of interest and principal by September 24, 2012.  The Company is currently in negotiations regarding extensions on these notes.

Aggregate principal and interest owed as of the date of this filing is $424,592.

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

Green EnviroTech Holdings Corp.

Date: November 14, 2013	By:	/s/ Gary DeLaurentiis
Gary DeLaurentiis
Chief Executive Officer (principal executive and financial officer)