Form 10-K
period 2013-12-31
GREEN ENVIROTECH HOLDINGS CORP.
filed 2014-03-31
CIK 1428765

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-K

(mark one)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2013

[    ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

Commission File No. 000-54395

GREEN ENVIROTECH HOLDINGS CORP.

 (Exact Name of registrant as specified in its charter)

Delaware	32-0218005
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

210 S. Sierra Ave. Suite A Oakdale, CA	95361
(Address of Principal Executive Offices)	(Zip Code)

(209) 848-4384
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class to be so registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☑

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $4,113,571 as of June 30, 2013. Shares of voting stock held by each executive officer and director of the registrant and each person who beneficially owns 10% or more of the registrant’s outstanding voting stock has been excluded from the calculation. This determination of affiliated status may not be conclusive for other purposes.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Registrant’s common stock as of March 31, 2014, was 8,093,017 shares.

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

Pursuant to the Merger Agreement, on November 20, 2009, Green EnviroTech Acquisition Corp. merged with and into Green EnviroTech, resulting in Green EnviroTech becoming a wholly-owned subsidiary of the Company (the “Merger”). The acquisition of Green EnviroTech is treated as a reverse acquisition, and the business of Green EnviroTech became the business of the Company.

Recent Developments

Effective March 27, 2013, the Company completed a 1 for 100 reverse split of its common stock.  Share amounts in this report have been retroactively adjusted for the reverse split.

During 2013, the Company entered into an agreement with Black Lion Oil Limited (Black Lion) whose primary focus is on emerging energy technology with broad applications.  Under the agreement, the Company granted to Black Lion exclusive rights to the waste to oil process in specific territories outside of the United States.  In return Black Lion paid $100,000 in cash to the Company as a fee and agreed to pay the Company royalties amounting to ten percent (10.0%) of the gross sales of the plants outside of the United States using the waste to oil process.  The Company used the fee for working capital.

References hereinafter to “Green EnviroTech”, “we”, “us”, “our” and similar words refer to the Company.

Our Principal Offices

Our executive offices are located at 210 S. Sierra Ave. Suite A, Oakdale, CA 95361 and our phone number at this address is (209) 848-4384.

Overview of Our Business

Green EnviroTech Holdings Corp. is a development-stage technology company that has developed a patent pending oil conversion process utilizing a mixture of plastic and tires. We believe the "GETH Process" has the potential to revolutionize the disposal of plastic waste and tires and cleans up our landfills by producing a high grade of oil.

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

▪

GETH Process is a closed system with no environmental impact

▪

Highly experienced management team in engineering, permitting, manufacturing and feedstock supply

The Company in 2014 is concentrating on raising $3,000,000 to build a demonstration plant, which consist of one reactor and one distillation system.  The initial start up cost includes the cost of the infrastructure, which will facilitate the expansion of the plant at a future time.

The Company has determined its capital needs will be $16 Million to execute phase-one of its business model.  Negotiations with a New York Lending Institution for a $12 Million loan with a lien against the plant and equipment have been received with enthusiasm and with positive feedback.  In addition, the Company has received partial commitments on receiving $4 Million in equity funding from qualified investors looking for warrants in exchange for equity injections.  Permits needed to operate and construct the plant have been applied for and the Company does not anticipate any complications with its applications.  The plants operating systems are considered a closed system with zero emissions.  The estimated time to close funding is 60 days with an estimated seven months to complete construction and outfit the plant.

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

OIL PRICING

According to the US Energy Information Administration report “International Energy Outlook 2013” http://www.eia.gov/forecasts/aeo/index.cfm the world’s energy consumption will grow by 56% between 2012 and 2040. Much of the growth will occur outside the Organisation for Economic Co-operation & Development (OECD), known as the non- OECD, where the demand will be driven by long-term economic growth. Renewable energy and nuclear power are the world’s fastest-growing energy resources. The fossil fuel products will continue to supply up to 80% of the world energy through 2040. The pricing set forth in the chart below reflects the current Brent Crude price for oil as established by GETH's contract with Conoco to purchase the oil.

Demand:  According to the OPEC oil demand analysis for 2012, the world used 84 million barrels of oil per day.  The world’s liquid consumption will increase by about one-third from 87 million barrels per day in 2010 to 115 million barrels per day in 2040. Petroleum and other liquids will remain the world’s dominant fuel source. Rising prices for liquids increase the cost-competitiveness of other fuels, leading many users of liquids outside the transportation and industrial sectors to switch to other sources of energy when possible. The transportation and industrial sectors account for 92 percent of global liquid fuels demand in 2040, whereas in every other end-use sector the consumption of liquid fuels decreases on a worldwide basis over the projection period.

According to the “International Energy Outlook 2013” the analyses below represent a long-term balance between supply and demand.  It does not reflect the crude oil price volatility that occurs over days, months, or years. Over the past two decades, volatility within a single year has averaged about 30 percent. In the Reference case, world oil prices reach $106 per barrel (real 2011 dollars) in 2020 and $163 per barrel in 2040. The Reference case represents current judgment regarding exploration and development costs and accessibility of oil resources. It also assumes that OPEC producers maintain their share of the market and will schedule investments in incremental production capacity so that OPEC’s oil production will represent between 39 and 43 percent of the world’s total petroleum and other liquids production over the projection period. In this case, OECD consumption of petroleum and other liquids is virtually flat between 2010 and 2040, while non-OECD consumption increases by 28 million barrels per day over the same period. The High and Low Oil Price cases as alternatives to the Reference case. The price cases were developed by adjusting four key factors: (1) the economics of non-OPEC petroleum liquids supply; (2) OPEC investment and production decisions; (3) the economics of other liquids supply; and (4) economic growth in non-OECD countries, key driver of petroleum and other liquids demand.

To view the Energy Outlook Report 2013, cut and paste the link below: https://files.secureserver.net/0fyNgsK2QegLTe

Brent Crude oil prices in 3 cases

$250.00
$200.00
$150.00
$100.00
$50.00
$-

	2010	2015	2020	2025	2030	2035	2040
Reference	$81.00	$96.00	$106.00	$117.00	$130.00	$145.00	$183.00
Low Oil Price	$81.00	$79.00	$69.00	$70.00	$72.00	$73.00	$75.00
High Oil Price	$81.00	$134.00	$155.00	$173.00	$181.00	$213.00	$237.00

Reference   Low Oil Price   High Oil Price

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

We have a history of losses totaling $16,213,181 through December 31, 2013 and we expect to incur additional substantial operating losses for the foreseeable future and we may never achieve or maintain profitability.  We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability.  We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock and investors would in all likelihood lose their entire investment.

Our independent registered accounting firm has expressed doubt about our ability to continue as a going concern.

Because we have not generated revenue since our inception, our independent registered accounting firm has included in their report for the years ended December 31, 2013 and 2012, an uncertainty with respect to the Company’s ability to continue as a going concern.

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

As of December 31, 2013, we had $185 in cash available. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures.  Accordingly we need significant additional capital to fund our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are unable to raise substantial capital, investors will lose their entire investment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

NOT APPLICABLE

ITEM 2. PROPERTIES

On June 1, 2013, the Company signed a three year lease agreement for office space and opened its new offices  The Company’s new offices are located at 210 S. Sierra Ave., Suite A, Oakdale, CA 95361.

ITEM 3. LEGAL PROCEEDINGS.

The Company is party to one legal proceeding.  MicroCap vs Green EnviroTech is a claim being litigated in New York for the breach of contract.  The case is being vigorously defended and the Company expects the resolution of the case to be in its favor.

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

Fiscal Quarter	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
First Quarter Ended March 31	$4.50	$0.31	$0.042	$0.02
Second Quarter Ended June 30	$4.02	$0.25	$0.026	$0.012
Third Quarter Ended September 30	$1.77	$0.40	$0.02	$0.007
Fourth Quarter Ended December 31	$1.25	$0.45	$0.006	$0.003

Holders

As of March 19, 2014, there were 8,093,017 shares of common stock issued and outstanding, held by approximately 136 shareholders of record.

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

The Company has not adopted any equity compensation plans as of December 31, 2013.

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

Results of Operations

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

The Company incurred $2,407,588 in wages and professional fees for the year ended December 31, 2013 as compared to $2,538,199 for the year ended December 31, 2012, a decrease of approximately 5%. This decrease of $130,611 in wages and professional fees is the result of the Company’s decrease in engineering and design related to the equipment and building projections.

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

The Company incurred impairment in the amount of $443,000 in 2013 as a result of the Company disposing of damaged equipment with no potential production value to the Company when it did have value in the past.  The equipment had been carried on the books for over two years at a value of $125,000.  The Company also incurred a write off of $318,000 on behalf of Petrosonics, LLC in the anticipation of forming a joint venture together.  The Company entered into a joint venture agreement with Petrosonics, LLC. Pursuant to the Joint Venture Agreement, the parties agreed to the formation of an Irish registered company for the purpose of researching, development, manufacture and commercialization of oil-industry corroborated processes that remove sulfur from crude oil and refined fuels on a worldwide basis. The Company agreed to make a capital contribution of $14,000,000 (including $2,000,000 which the Company agreed to contribute within 30 days of execution of the Joint Venture Agreement, and an additional $12,000,000 which the Company agreed to contribute within 180 days of execution of the Joint Venture Agreement) into the Joint Venture Company for a 51% interest. Petrosonics agreed to contribute certain intellectual property to the Joint Venture Company for a 49% interest.  During the Company’s due diligence production, it incurred various delays which resulted in funding deferments.  The parties agreed to terminate the initial Joint Venture Agreement, effective as of September 3, 2013, with the understanding that a new Joint Venture Agreement may be entered into at a later date.   The parties have also agreed verbally to enter into a termination agreement wherein the Company will be reimbursed a portion of the funds raised in exchange for a release of the IP that was assigned in advance to the entity formed for the Joint Venture.  The Company incurred impairment in the amount of $118,783 in 2012 when it determined the construction in progress it had been carrying on the balance sheet for the previous two years would not be conducive to the plastic and tires to oil process.  The Company wrote off in 2012 the Naranza lease deposit in the amount of $261,890 as bad debt when it was concluded the collection of the deposit had become questionable.

The general and administrative expenses for the year ended December 31, 2013 were $105,233 as compared to $117,457 for the year ended December 31, 2012, a decrease of approximately 10%. This decrease of $12,224 was the result of an decrease in, travel, entertainment, advertising and marketing concerning the promotion of the company.

The non-operating expenses for the year ended December 31, 2013 were $2,547,527 as compared to $454,005 for the year ended December 31, 2012, an increase of 461%.  The increase of $2,093,522 in non-operating expenses was the result of an increase of $64,286 in amortization of debt discount when the Company received $150,000 in cash from a private party and the Company issued 60,000 shares of restricted common stock when making the loan.  The discounted value of the stock was $64,286 as compared to none for the year ended December 31, 2012.  Interest expense in the amount of $122,514 for the year ended December 31, 2013 increased by $217 when compared to the $122,297 recorded for the year ended December 31, 2012.   The Company had no derivatives for the year ended December 31, 2013. The Company recorded a loss in the amount of $2,360,727 when it agreed to convert debt to shares of restricted common stock of the Company as compared to a $447,446 loss when it converted debt to shares of restricted common stock for the year ended December 31, 2012.

As a result of the above, the Company had an accumulated deficit of $16,213,181 since inception through December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2013, the Company had a balance of cash in the bank in the amount of $185 as compared to $1,986 as of December 31, 2012.  The Company estimates it will need to raise an additional $475,000 in 2014 for working capital.   As of December 31, 2013, the Company had accounts payable to vendors and accrued expenses in the amount of $686,538 as compared to $749,144 as of December 31, 2012.  As of December 31, 2013, the Company had no accounts payable to related parties as compared to $4,975 as of December 31, 2012. As of December 31, 2013, the Company has loans payable-other in the amount of $1,115,572 as compared to $840,750 as of December 31, 2012.  These loans were used for working capital.  The loan payable to related party was a working capital loan to the Company in the amount of $12,287 by its chief executive officer, Mr. Gary DeLaurentiis.  The related party loan payable was $44,187 for the year ended December 31, 2012.  The Company had three outstanding promissory notes issued to Asher Enterprises, Inc. in the aggregate amount of $203,250 at year end 2011.  These were convertible promissory notes with a discounted conversion price.  These notes were paid off during the year ended 2012

The unsecured, loan payable in the form of a line of credit with the CEO originally dated October 7, 2009 provided up to $200,000 at 4% interest per annum to cover various expenses and working capital infusions until the Company can be funded. This loan has been extended every year to the end of December of the next upcoming year.  The original amount was increased from $200,000 to $1,000,000. This loan has been extended again to December 31, 2014.  The CEO has advanced $1,242,456 from inception through December 31, 2013 and the Company repaid $275,792 of these advances.  The Company converted $754,377 of these advances into shares of common stock on May 11, 2010 at a $1.00 per share and converted $200,000 in common shares on December 1, 2011.  The remaining principal under this loan due as of December 31, 2013 is $12,287. Interest expense on this line of credit for the years ended December 31, 2013 and 2012 was $1,197 and $2,224, respectively.  In addition, $30,463 interest is accrued at December 31, 2013. The Company anticipates the CEO will convert the balance of these advances into common stock in the future.

The Company at the beginning of 2013 had three unsecured loans with H. E. Capital, S. A.  in the amount of $663,250.  These loans accrue interest at the rate of 8% per annum.  The due dates of the loans were extended to December 31, 2014.  Balance of the loans at December 31, 2013 was $616,772 with accrued interest in the amount of $50,473.   In 2013, $676,750 of principal and $119,324 of accrued interest was converted into 1,592,148 shares of the Company’s common stock.   Two of the above mentioned loans with H. E. Capital, S. A. were eliminated in the conversions.  In 2012, $387,000 of principal was converted into 349,333 shares of the Company’s common stock.   Please refer to Note 5 of the financial statements which are a part of this filing for further information for a detail of the transactions during the year ended December 31, 2013.

The Company during the year ended December 31, 2010 entered into a loan payable with an individual for a total amount of $20,000 at 10% due on demand. The Company repaid $10,000 of this note on August 10, 2010 and repaid $2,500 on April 13, 2011.  The interest went to 12% on February 25, 2011 when the note was not paid in full.  As of December 31, 2013 the loan has an outstanding balance of $7,500 and accrued interest in the amount of $4,057.

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

The Company as of December 31, 2010, raised $330,000 from the investors, and an additional $50,000 in January 2011. The amounts advanced to the Company were converted into a 12% secured debenture dated January 24, 2011 due July 24, 2011. On July 21, 2011, the secured debentures were extended an additional six months to a new maturity date of January 24, 2012.  All other original terms remained the same.  The Investors received an additional 380,000 shares of common stock in exchange for granting the extension.  In addition, the investors were issued 190,000 warrants dated January 24, 2011. LSI also was issued 19,000 warrants as a fee (10% of the total warrants issued). On February 2, 2012, the Company issued 1,000,000 shares of common stock to the holders of the secured debentures for extending the maturity date of the debentures to September 24, 2012. The Company by direction of Legend Securities, Inc. also issued to the holders of the secured debentures five-year warrants to purchase 100,000 shares of common stock at an exercise price of $0.10 per share.  The warrants were issued to the holders of the secured debentures simultaneously with the issuance of the above mentioned stock.  The Company is in negotiations with the investors to extend their loans.  The balance of these debentures on December 31, 2013 was $305,000 compared to $305,000 for the year ended December 31, 2013.  Interest accrued as of December 31, 2013 (12%) was $88,685.  $75,000 of these notes was paid on April 27, 2012.  Please refer to Note 5 of the financial statements which are a part of this filing for further information.

On November 16, 2012, the Company entered into a loan agreement with an individual in the amount of $170,000 at 8% due on November 16, 2013. The Company used the funds to pay off the convertible notes held by Asher Enterprise, Inc.  As of December 31, 2013 this loan has an outstanding balance of $170,000 and accrued interest in the amount of $15,314.

The Company issued a promissory note on March 19, 2013 to an individual in the amount of $150,000 at 8% due on March 18, 2014.  The Company used the funds for working capital.  As of December 31, 2013 this loan has an outstanding balance of $150,000 and accrued interest in the amount of $4,356. >

The Company issued a promissory note in the amount of $171,300 on October 1, 2013 to a vendor in exchange for converting accounts payable.  The note accrues interest at 8% and is due on September 30, 2014.  As of December 31, 2013 this note has an outstanding balance of $171,300 and accrued interest in the amount of $3,454.

The following tables provide selected financial data about our company for the years ended December 31, 2012 and 2011.

Balance Sheet Data:	12/31/13	12/31/12

Cash	$185	$1,986
Total assets	$41,137	$131,770
Total liabilities	$5,238,481	$4,457,928
Shareholders' equity	$(5,197,344)	$(4,326,158)

Cash provided by financing activities since inception through December 31, 2013 was $3,364,826. $293,000 was the result from the sale of shares for cash, $2,099,662 (net) as a result of a loan from different entities and $972,164 (net) was a loan from a related party, the company CEO.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report.  They  have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of December 31, 2013, as further described below.

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

As of December 31, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, as of December 31, 2013, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial Statements as of December 31, 2013.  These material weaknesses can be rectified by an injection of funding needed to hire personnel to fill the positions needed to carry out the necessary duties for adequate internal controls.  Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2014. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2014.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2013, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE .

Below are the names and certain information regarding the Company’s executive officers and directors.

Name	Age	Position
Gary M. DeLaurentiis	69	Chief Executive Officer and Chairman
Lou Perches	66	Chief Operating Officer, Director

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

Section 16(a) Beneficial Ownership Compliance

Our officers, directors and shareholders owning greater than ten percent (10%) of our shares are required to file beneficial ownership reports pursuant to Section 16(a) of the Securities and Exchange Act (the “Exchange Act”). All such reporting obligations were complied with during the year ended December 31, 2013, except that, our chief executive officer and chief operating officer have not filed Form 3’s.

 Code of Ethics

We do not currently have a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller, or persons performing similar functions.  Because we have only limited business operations and two (2) officers and two (2) directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

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

Changes in Nominating Process

During the year ended December 31, 2013, there are no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

 The following table sets forth all compensation paid in respect of our Chief Executive Officer and those executive officers who received compensation in excess of $100,000 per year for the years ended December 31, 2013 and 2012

Name & Principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation Earnings ($)	Total ($)

Gary DeLaurentiis Chief Executive Officer and Chariman	2012 2013	$300,000 $300,000		$24,500					$300,000 $324,500

Wayne Leggett Chief Financial Officer Director	2012	$ 240,000							$240,000

Lou Perches Chief Operations Officer	2012 2013	$187,500 $210,000		$47,200					$187,500 $257,200

•

Gary DeLaurentiis CEO salary was accrued in the amount of $300,000 at December 31, 2012 and $300,000 at December 31, 2012.  The stock awards of 25,000 common shares were issued during the year at $0.01 per share when the shares were valued at $24,500.

•	Wayne Leggett CFO salary was accrued in the amount of $240,000 at December 31, 2012 . Wayne Leggett resigned as CFO and Director on March 11, 2013.

•

Lou Perches COO salary was accrued in the amount of $210,000 at December 31, 2013 and $187,000 for December 31, 2012.  The stock awards of 65,000 common shares were issued during the year at $0.01 per share when the shares were valued at $47,200.

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

Director Compensation

No director of the Company received any compensation for services as director for the year ended December 31, 2013.

Outstanding Equity Awards at December 31, 2013

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2013

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 31, 2014 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.  This is based upon a total of 8,093,017 shares issued and outstanding as of March 18, 2014.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Directors and Officers:
Gary M. De Laurentiis	900,000	11.12
Lou Perches	85,000	*

All officers and directors as a group (2 persons)	985,000	12.17

Way Black Lion Oil Ltd	779,016	9.63
(1)	Except as otherwise indicated, the address of each beneficial owner is: 210 S. Sierra Ave Suite A, Oakdale, CA 95361.
(2)

Applicable percentage ownership is based on 8,093,017 shares of Common Stock outstanding as of March 19, 2014 together with securities exercisable or convertible into shares of common stock within 60 days of April 3, 2014 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Options or warrants to purchase shares of Common Stock that are currently exercisable or exercisable within 60 days of April 3, 2014 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

  Certain Relationships and Related Transactions

Gary De Laurentiis, the Company’s chief executive officer, has provided Green EnviroTech with an unsecured line of credit of up to $1,000,000. Interest on the line of credit is 4% per annum. As of December 31, 2013, Mr. De Laurentiis has loaned the Company $12,287 pursuant to the line of credit and there is interest due of $30,463.

On December 7, 2011, the Company issued 40,000,000 restricted common shares of the Company to Mr. DeLaurentiis to reduce $200,000 of accrued salary due him.  The Company also issued to Mr. DeLaurentiis 20,000,000 restricted common shares of the Company on September 25, 2012 to reduce $240,000 of accrued salary due him.  On December 7, 2011, the Company issued 16,000,000 restricted common shares to Wayne Leggett, the Company’s then- CFO to reduce $80,000 in accrued salary due him. These shares were impacted by the 1 for 100 reverse common stock split on March 27, 2013.  During the year ended 2013, the Company issued to Mr. DeLaurentiis 267,698 restricted common shares to reduce $267,448 of accrued salary due him.  During the year ended 2013, the Company issued to Mr. Lou Perches, COO, 75,000 restricted common shares to reduce $20,650 of accrued salary due him.

Director Independence

Our directors are not independent as that term is defined under the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended December 31, 2013, the total fees charged to the company for audit services, including quarterly reviews, were $21,000, for other audit-related services were $0, for tax services were $0, and for other services were $0.

For the year ended December 31, 2012, the total fees charged to the company for audit services, including quarterly reviews, were $29,000, for other audit-related services were $0, for tax services were $0, and for other services were $0.

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

10.20	Amendment No. 1 to Securities Purchase Agreement, between the Company, Magic Bright and the Sellers, dated March 16, 2011 (incorporated by reference to Form 8-K filed with the SEC on March 18, 2011)

10.21	Amendment No. 2 to Securities Purchase Agreement, between the Company, Magic Bright and the Sellers, dated March 25, 2011 (incorporated by reference to Form 8-K filed with the SEC on March 31, 2011)

10.22	Employment Agreement, dated as of March 30, 2011 between the Company and Wong Kwok Wing, Tony, dated as of March 31, 2011 (incorporated by reference to Form 8-K filed with the SEC on April 1, 2011)

10.23	Letter Agreement, dated as of March 5, 2012, between the Company, Magic Bright, and the Sellers (incorporated by reference to Form 8-K filed with the SEC on March 9, 2012).

10.24	Letter Agreement, dated as of June 1, 2013, between the Company and Black Lion Oil Limited

16.1	Letter from KBL, LLP (incorporated by reference to 8-K filed with the SEC on May 22, 2012)
16.2	Letter from Michael F. Cronin, CPA (incorporated by reference to 8-K filed with the SEC on March 13, 2013)

21.1	List of Subsidiaries: Green EnviroTech Wisconsin, Inc.

31.1	Certification by Principal Executive and Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Principal Executive and Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEDULE

EX-101.CAL	XBRL EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL EXTENSION LABLE LINKBASE

EX-101.PRE	XBRL EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENVIROTECH HOLDINGS, CORP.

Date: March 31, 2014	By:	/s/ Gary M. De Laurentiis
Gary M. De Laurentiis Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary M. De Laurentiis	Chief Executive Officer and Chairman of the Board	March 31, 2014
Gary M. De Laurentiis	(Principal Executive, Financial and Accounting Officer)

/s/ Lou Perches
Lou Perches	Director	March 31, 2014

GREEN ENVIROTECH HOLDINGS CORP.

(FORMERLY WOLFE CREEK MINING, INC.)

 (A DEVELOPMENT STAGE COMPANY)

GREEN ENVIROTECH HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Green Envirotech Holdings Corp. (a development stage company)

Riverbank, California

We have audited the accompanying consolidated balance sheet of Green Envirotech Holdings Corp. and its subsidiary (a development stage company) (collectively, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended and the period from October 6, 2008 (inception) through December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the period from October 6, 2008 (inception) through December 31, 2011 were audited by other auditors whose report dated August 6, 2012 expressed an unqualified opinion, with an explanatory paragraph discussing the Company’s ability to continue as a going-concern. Our opinion on the consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the period from October 6, 2008 (inception) through December 31, 2013, insofar as it relates to amounts for prior periods through December 31, 2011, is solely based on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Envirotech Holdings Corp. and its subsidiary as of December 31, 2013 and 2012 and the results of their operations and their cash flows for the years then ended and the period from inception through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit as of December 31, 2013 and has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

March 31, 2014

GREEN ENVIROTECH HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

	2013	2012
ASSETS

CURRENT ASSETS
Cash	$ 185	$ 1,986
Other current assets	10,119	4,784
Total current assets	10,304	6,770

Fixed Assets
Plant Equipment, not yet placed in service	-	125,000
	-	125,000
Other Assets:
Engineering Costs	30,833	-
	30,833	-

TOTAL ASSETS	$ 41,137	$ 131,770

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 686,538	$ 749,144
Accounts payable- related party	-	4,975
Accrued expenses	3,119,084	2,513,872
Secured debentures payable	305,000	305,000
Loan payable - other	1,115,572	840,750
Loan payable - related party	12,287	44,187
Total current liabilities	5,238,481	4,457,928

TOTAL LIABILITIES	5,238,481	4,457,928

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized,
5,904,688 and 2,499,585 shares issued and outstanding	5,905	2,500
Additional paid in capital	11,009,932	6,130,525
Deficit accumulated during development stage	(16,213,181)	(10,459,183)
Total stockholders' equity (deficit)	(5,197,344)	(4,326,158)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 41,137	$ 131,770

 The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH DECEMBER 31, 2013

			OCTOBER 6, 2008
			(INCEPTION)
	YEAR ENDED	YEAR ENDED	THROUGH
	DECEMBER 31, 2013	DECEMBER 31, 2012	DECEMBER 31, 2013

REVENUE	$ -	$ -	$ 1,950

COST OF REVENUES	-	-	33,633

GROSS PROFIT	-	-	(31,683)

OPERATING EXPENSES
Wages and professional fees	2,658,238	2,538,199	10,159,688
Impairment expense	443,000	118,783	561,783
Bad debt expense	-	261,890	261,890
General and administrative	105,233	117,457	914,910
Total operating expenses	3,206,471	3,036,329	11,898,271

NON-OPERATING EXPENSES
Amortization of debt discount	64,286	-	187,406
Interest expense	122,514	122,297	439,679
Interest expense-Penalty	-	-	67,750
(Gain) or Loss on write-off of derivative liability	-	(115,738)	254,337
Loss on debt conversion	2,360,727	447,446	2,950,973
Total non-operating expenses	2,547,527	454,005	3,900,145

NET (LOSS) FROM CONTINUING OPERATIONS	(5,753,998)	3,490,334	(15,830,099)

OTHER INCOME:
Disposition of Riverbank Permits	-	-	250,000
Total Other Income	-	-	250,000

DISCONTINUED OPERATIONS:
( Loss) on disposal of discontinued operations	-	-	(429,066)
Income from discontinued operations	-	-	24,186
Total loss from discontinued operations	-	-	(404,880)

NET (LOSS)	$ (5,753,998)	$ (3,490,334)	$ (15,984,979)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,952,778	2,104,741	n/a

NET (LOSS) PER SHARE	$ (1.46)	$ (1.66)	n/a

 The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 AND
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH DECEMBER 31, 2013

			OCTOBER 6, 2008
			(INCEPTION)
	YEAR ENDED	YEAR ENDED	THROUGH
	DEC 31, 2013	DEC 31, 2012	DEC 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (5,753,998)	$ (3,490,334)	$ (15,984,979)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Common stock issued for services	1,221,360	66,700	3,946,209
Common stock issued to reduce and extend debt	-	30,000	336,050
Loss on debt conversion	2,360,727	447,446	2,808,173
Impairment expense	125,000	118,783	243,783
Bad debt expense	-	261,890	261,890
Warrants issued as loan fees to brokers	-	2,998	33,320
Warrants issued to officers	-	-	234,357
Amortization of debt discount	64,286	-	187,406
Gain/loss on derivative liability	-	(151,738)	-
Loss on disposal of discontinued operations	-	-	429,066
Income from discontinued operations	-	-	(24,186)

Change in assets and liabilities
(Increase) in deposits and other current assets	(5,335)	70,216	(272,009)
Increase in accounts payable- related party	(4,975)	(39,208)	-
Increase in accounts payable and accrued expenses	1,518,267	2,249,542	5,023,395
Net cash (used in) operating activities	(474,668)	(433,705)	(2,777,525)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for the acquisition of Magic Bright	-	-	(300,000)
Expenditures related to purchase of equipment for Riverbank Plant	-	-	(125,000)
Expenditures related to plans for building construction	(30,833)	(4,854)	(149,616)
Net cash (used in) investing activities	(30,833)	(4,854)	(574,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	63,000	150,000	293,000
Proceeds received from loan payable - related party	7,000	7,600	1,245,956
Payments on loan payable - related party	(30,700)	(35,909)	(271,092)
Proceeds received from loan payable - other	464,400	206,750	2,281,462
Payments on loan payable - other	-	-	(382,500)
Proceeds received from loan payable - convertible	-	-	135,500
Proceeds received from secured debentures	-	-	50,000
Net cash provided by financing activities	503,700	328,441	3,352,326

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,801)	(110,118)	185

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,986	112,104	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 185	$ 1,986	$ 185

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ 34,163	$ 215,161

NON-CASH SUPPLEMENTAL INFORMATION:
Shares issued for accrued salary	$ 298,398	$ 240,000	$ 538,398
Conversion of loans payable for common stock	$ 801,574	$ 421,500	$ 2,535,612
Discount for shares issued as sweeteners	$ 64,286	$ -	$ 64,286
Notes payable issued for investment in Petrosonics JV	$ 125,000	$ -	$ 125,000
Shares issued for accounts payable	$ 73,468	$ -	$ 73,468
Loan assumed by related party	$ 171,300	$ -	$ 171,300
Payment of accounts payable by related party	$ 2,000	$ -	$ 2,000
Payment of related party debt by nonrelated party	$ 4,700	$ -	$ 4,700

 The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(A DELELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2013 AND THE YEAR ENDED DECEMBER 31, 2012

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance - June 26, 2007 (Inception of Wolfe Creek Mining, Inc.)	-	$ -	-	$ -	$ -	$ -	$ -

Common shares issued to founders for cash	-	-	449,999	450	14,550	-	15,000

Net loss for the period	-	-	-	-	-	(9,105)	(9,105)

Balance - December 31, 2007	-	-	449,999	450	14,550	(9,105)	5,895

Common shares issued for cash	-	-	150,000	150	24,850	-	25,000

Net loss for the year	-	-	-	-	-	(19,608)	(19,608)

Balance - December 31, 2008	-	-	599,999	600	39,400	(28,713)	11,287

Net loss for the period January 1, 2009 throughNovember 20, 2009 - date of merger with	-	-	-	-	-	(9.845)	(9,845)
Green EnviroTech Corp.

Net effect of recapitalization with GreenEnviroTechCorp. including repurchase and subsequent
cancellation of shares and issuance of new shares	-	-	-	-	(208,202)	(310,350)	(518,552)

To reclassify negative paid in capital to retained earnings	-	-	-	-	228,202	(228,202)	-

Net loss for the period November 21, 2009 through December 31, 2009	-	-	-	-	-	(347,179)	(347,179)

Balance - December 31, 2009	-	-	599,999	600	59,400	(924,289)	(864,289)

Common shares issued to consultants and officers	-	-	25,104	25	2,127,757	-	2,127,782

Conversion of notes payable to common stock	-	-	10,065	10	1,006,478	-	1,006,488

Net loss for the year ended December 31, 2010	-	-	-	-	-	(3,261,492)	(3,261,492)

Balance - December 31, 2010	-	-	635,168	635	3,193,635	(4,185,781)	(991,511)

Issued Preferred Stock in purchase Magic Bright	1,000,000	1,000	-	-	4,999,000	-	5,000,000

Acquisition Reserve in purchase Magic Bright	(1,000,000)	(1,000)	-	-	(4,999,000)	-	(5,000,000)

Issued Common Stock in purchase of Magic Bright	-	-	1,840	2	104,878	-	104,880

Common shares issued to consultants for fees	-	-	271,191	271	471,861	-	472,132

Common shares issued for cash	-	-	3,333	3	49,997	-	50,000

Common shares issued for debt extensions	-	-	3,800	4	1,896	-	1,900

Conversion of notes payable and liabilities to common stock	-	-	789,000	789	562,611	-	563,400

Warrants issued to secured debenture holders	-	-	-	-	123,120	-	123,120

Warrants issued to brokers	-	-	-	-	18,242	-	18,242

Warrants issued to consultants for fees	-	-	-	-	12,080	-	12,080

Warrants issued to Officers	-	-	-	-	234,357	-	234,357

Net loss for the year ended December 31, 2011	-	-	-	-	-	(2,783,068)	(2,783,068)

Balance - December 31, 2011	-	$ -	1,704,332	$ 1,704	$ 4,772,677	$ (6,968,849)	$ (2,194,468)

Common shares issued for services	-	-	23,000	23	66,677		66,700

Conversion of notes payable to common shares	-	-	412,252	413	421,087		421,500

Conversion of accrued salary to common shares	-	-	200,000	200	239,800		240,000

Common shares issued for debt extensions	-	-	10,001	10	29,990		30,000

Common shares issued for cash	-	-	150,000	150	149,850		150,000

Warrants issued to secured debenture holders	-	-	-	-	2,998		2,998

Loss on debt conversion					447,446		447,446

Net loss for the year ended December 31, 2012	-	-	-	-	-	(3,490,334)	(3,490,334)

Balance - December 31, 2012	-	$ -	2,499,585	$ 2,500	$ 6,130,525	$ (10,459,183)	$ (4,326,158)

Common shares issued for fractional shares resulting from1 for 100 reverse stock split
effective March 27, 2013			33

Common shares issued for services	-	-	1,047,864	1,048	1,220,312		1,221,360

Conversion of notes payable to common shares	-	-	1,606,251	1,606	799,968		801,574

Conversion of accrued salary to common shares	-	-	476,198	476	297,922		298,398

Conversion of accounts payable to common shares	-	-	151,757	152	73,316		73,468

Common shares issued for cash	-	-	63,000	63	62,937		63,000

Common shares issued as sweeteners for debt	-	-	60,000	60	64,226		64,286

Loss on debt conversion	-	-	-	-	2,360,727		2,360,727

Net loss for the year ended December 31, 2013	-	-	-	-	-	(5,753,998)	(5,753,998)

Balance - December 31, 2013	-	$ -	5,904,688	$ 5,905	$11,009,932	$ (16,213,181)	$ (5,197,344)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 1-ORGANIZATION AND BASIS OF PRESENTATION

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

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its interest in a joint venture which had no operations for the year. Intercompany balances and transactions have been eliminated for this joint venture.

GREEN ENVIROTECH HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Costs of maintenance and repairs will be charged to expense as incurred. The Company through December 31, 2013, incurred some engineering and design costs on a facility they are planning to build or purchase to refurbish. All of these costs are non-depreciable until the facility is in service.

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

GREEN ENVIROTECH HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

Intangible Assets

ASC 350 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC 360, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”  The Company’s assessment for impairment of assets involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, and considers year-end the date for its annual impairment testing, unless information during the year becomes available that requires an earlier evaluation of impairment testing.

Stock-Based Awards

The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and recognizes it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations.  The forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the fiscal periods ended December 31, 2013 and 2012, the Company’s estimated forfeiture rate is 0% based on the Company’s historical experience. There were 0 stock options granted to employees during the years ended December 31, 2013 and 2012.

During the fiscal periods ended December 31, 2013 and 2012, the Company granted common stock warrants to investors, lenders and certain officers as discussed in Note 3. The fair value of stock warrants issued in conjunction with the issuance of common stock is recorded against common stock as stock issuance cost. The fair value of stock warrants issued in conjunction with notes payable is recognized as a discount on the related debt and amortized to interest expense over the term to maturity.

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

GREEN ENVIROTECH HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

NOTE 3-STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 25,000,000 preferred shares of $0.001 par value stock authorized. The Company has no preferred stock issued and outstanding.

Common Stock

The Company has 250,000,000 common shares of $0.001 par value stock authorized.  On December 31, 2013, the Company had 5,904,688 common shares outstanding.

Effective March 27, 2013, the Company effected a 100-for-1 reverse split of its common stock.  The financial statements were adjusted to reflect the reverse stock split for all periods as of the first day of the first period presented.

Warrants

The Company used the Black-Scholes option pricing model in valuing options and warrants. The inputs for the valuation analysis of the options and warrants include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price and the risk free interest rate. As of December 31, 2013 total unrecognized compensation expense related to nonvested share-based compensation arrangements was $0.

GREEN ENVIROTECH HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

The key inputs in determining grant date fair value are as follows:

Period Ended December 31,
2012
Risk-free interest rate	-1.18%
Dividend yield	0.00%
Expected volatility	374.53%
Expected term (in years)	5.0
Weighted average grant date fair value of warrants granted during the period	$0.10

On February 2, 2012, the Company issued 100,000 warrants to debtholders as an incentive for the extension of the maturity date on the notes to September 24, 2012. These warrants are exercisable for five years at an exercise price of $0.10. Their fair value was $2,998 which was expensed in 2012.  As a result of the 1 for 100 reverse common stock split on March 27, 2013, these warrants are exercisable for 1,000 common shares at a price of $10.00 per share.

The following table presents the warrant activity during 2013 and 2012:

		Weighted
		Average
	Warrants	Exercise Price
Outstanding - December 31, 2011	18,519	$5.10
Granted	1,000	$10
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - December 31, 2012	19,519	$5.64
Granted	-
Forfeited/canceled	-
Exercised	-
Outstanding- December 31, 2013	19,519	$5.64
Exercisable – December 31, 2013	19,519	$5.64

The weighted average remaining life of the outstanding common stock warrants as of December 31, 2013 and 2012 was 0.81 and 1.81 years. The aggregate intrinsic value of the outstanding common stock warrants as of December 31, 2013 and 2012 was $0 for both years.

During the year ended December 31, 2012:

-

the Company issued 23,000 common shares for services valued at $66,700

-

the Company converted $421,500 of notes payable into 412,252 common shares.

-

the Company issued 200,000 shares valued at $240,000 to its President for accrued salary

-

the Company issued 10,001 common shares in consideration for the extension of maturity dates on notes payable valued at $30,000 which was expensed. The Company also issued 100,000 warrants as sweetener for the extension of the maturity dates. The warrants were valued at $2,998.

-

the Company sold 150,000 common shares for cash proceeds of $150,000

GREEN ENVIROTECH HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

-

the Company recognized a loss on conversion of $447,446

During the year ended December 31, 2013:

-

the Company issued 1,047,864 common shares for services valued at $1,221,360. Of this amount, 42,000 shares were for related parties valued at $69,960

-

the Company issued 1,606,251 common shares to convert $682,250 of principal and $119,324 of interest on notes payable into equity.

-

the Company issued 216,198 shares valued at $216,198 to its President for accrued salary and the Company issued 260,000 common shares valued at $82,200 for accrued salary of employees

-

the Company issued 151,757 common shares to convert $73,468 of accounts payable

-

the Company sold 63,000 common shares for cash proceeds of $63,000

-

the Company issued 60,000 shares as a sweetener for a debt holder valued at $64,286. The relative fair value was recorded as a discount to the note and was fully amortized during the year.

-

the Company issued 33 common shares to replace fractional shares as a result of the 100 for 1 reverse stock split dated March 27, 2013

-

the Company recognized a loss on conversion of debt, accrued salaries, and accounts payable of $2,360,727

NOTE 4- LOAN PAYABLE – RELATED PARTY

The Company has an unsecured, loan payable in the form of a line of credit with its CEO. The CEO had provided a line of credit up to $1,000,000 at 4% interest per annum to the Company to cover various expenses and working capital infusions until the Company receives sufficient other funding.  This loan has been extended to December 31, 2014.  Balance of the loan at December 31, 2013 was $12,287 with accrued interest of $30,463.  A reconciliation of the loan is as follows:

	December 31,	December 31,
	2013	2012

Beginning Balance	$44,187	$72,496
Proceeds	7,000	7,600
Payments on accounts payable	2,000	-
Repayments	(30,700)	(35,909)
Repayment by HE Capital	(4,700)	-
Stock Conversion	(5,500)	-

Ending Balance	$12,287	$44,187

GREEN ENVIROTECH HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 5-LOAN PAYABLE – OTHER

The Company at the beginning of the year had three unsecured loans with H. E. Capital, S. A.  These loans accrue interest at the rate of 8% per annum.  The due dates of the loans were extended to December 31, 2014.  Balance of the loans at December 31, 2013 was $616,772 with accrued interest in the amount of $50,473.

In 2013, $682,250 of principal and $119,324 of accrued interest was converted into 1,606,251 shares of the Company’s common stock which were issued to H. E. Capital, S. A.  The conversions occurred at conversion prices lower than the market price at the time resulting in a $2,139,064 loss on debt conversion.  Two of the above mentioned loans with H. E. Capital, S. A. were eliminated in the conversions.

In 2012, $387,000 of principal was converted into 349,333 shares of the Company’s common stock. The conversions occurred at conversion prices lower than the market price at the time resulting in a $437,750 loss on debt conversion.

History of the H. E. Capital loans is as follows:

	December 31,	December 31,
	2013	2012

Beginning Balance	$663,250	$769,750
Proceeds	464,400	450,500
Consulting fees & liabilities	136,172	-
Joint Venture Investment paid direct	125,000	-
Repayment to related party	4,700	-
Allocation Green Power Energy	(100,000)
Repayments	-	(170,000)
Non-cash conversion	(676,750)	(387,000)

Ending Balance	$616,772	$663,250

The Company on February 25, 2010 issued a promissory note to an individual in the amount of $20,000 at 10% due on demand. This interest rate was increased to 12% beginning in 2012.  The Company repaid $10,000 of this note on August 10, 2010.  The Company also repaid $2,500 of this note on April 13, 2011.  As of December 31, 2013 and 2012 the loan has an outstanding balance of $7,500 each year and accrued interest in the amount of $4,057 and $3,157, respectively.

GREEN ENVIROTECH HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

The Company issued a promissory note on November 15, 2012 to an individual in the amount of $170,000 at 8% due on November 16, 2013.  The note was extended to November 15, 2014.  This note was reassigned from HE Capital. The Company used the funds to pay off the convertible notes held by Asher Enterprise, Inc.  As of December 31, 2013 this loan has an outstanding balance of $170,000 and accrued interest in the amount of $15,314.

The Company issued a promissory note on March 19, 2013 to an individual in the amount of $150,000 at 8% due on March 18, 2014.  The Company used the funds for working capital.  As of December 31, 2013 this loan has an outstanding balance of $150,000 and accrued interest in the amount of $4,356.

The Company issued a promissory note in the amount of $171,300 on October 1, 2013 to its attorney in exchange for converting accounts payable.  The note accrues interest at 8% and is due on September 30, 2014.  As of December 31, 2013 this note has an outstanding balance of $171,300 and accrued interest in the amount of $3,454.

NOTE 6-SECURED DEBENTURES

On January 24, 2011, the Company entered into a series of securities purchase agreements with accredited investors (the “Investors”), pursuant to which the Company sold an aggregate of $380,000 in 12% secured debentures (the “Debentures”). Legend Securities, Inc. a broker dealer which is a member of FINRA, received a commission of $45,600 and 19,000 warrants at an exercise price of $0.40 in connection with the sale of the Debentures. The Debentures were initially due at the earlier of 6 months from the date of issuance or upon the Company receiving gross proceeds from subsequent financings in the aggregate amount of $1,000,000. The Debentures bear interest at the rate of 12% per annum, payable upon maturity. The Debentures are secured by the assets of the Company pursuant to security agreements entered into between the Company and the Investors.  As a result of the 1 for 100 reverse common stock split on March 27, 2013, these warrants are exercisable for 190 common shares at a price of $40.00 per share.

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

The Company also issued to the Investors on January 24, 2011 five-year warrants to purchase an aggregate of 190,000 shares of common stock at an exercise price of $0.40, which may be exercised on a cashless basis.  As a result of the 1 for 100 reverse common stock split on March 27, 2013, these warrants are exercisable for 1,900 common shares at a price of $40.00 per share.

The $380,000 in proceeds from the financing transaction was allocated to the debt features and the warrants based upon their fair values.  The value of the warrants ($123,120) was recorded as a debt discount on the secured debentures. This discount has been fully amortized as of December 31, 2011.

The estimated fair value of the 190,000 warrants to the investors at issuance on January 24, 2011 was $141,362. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model and the assumptions described in Note 3.  As a result of the 1 for 100 reverse common stock split on March 27, 2013, these warrants are exercisable for 1,900 common shares at a price of $40.00 per share.

GREEN ENVIROTECH HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

On February 2, 2012, the Company issued 10,001 shares of common stock valued at $30,000 to the Secured Debenture Holders for extending the maturity date of the debentures to September 24, 2012. The Company by direction of Legend Securities, Inc. also issued to the holders of the Secured Debentures five-year warrants to purchase 100,000 shares of common stock at an exercise price of $0.10 per share which said warrants were originally issued to certain employees of Legend Securities, Inc. per a previous Legend Agreement.  The warrants were issued to the holders of the Secured Debentures simultaneously with the issuance of the above mentioned stock and were valued at $2,998.  As a result of the 1 for 100 reverse common stock split on March 27, 2013, these warrants are exercisable for 1,000 common shares at a price of $10.00 per share.

On April 27, 2012, the debenture lien holders were paid $75,000 in the completion of the asset purchase agreement agreed to on December 15, 2011 for the sale of the Riverbank inventory and permits.  The $75,000 was carried on the books at December 31, 2011as Other Assets for the benefit of the debenture lien holders.

The balance of these Debentures on December 31, 2013 was $305,000.  The interest for the year ended December 31, 2013 was $37,108 and accrued as of December 31, 2013 (12%) was $125,793.  These notes were in default at year end

NOTE 7-PROVISION FOR INCOME TAXES

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

Net Deferred Tax Assets consisted of the following components as of December 31, 2013 and 2012:

Deferred Tax Assets:	2013	2012

NOL Carryover	$3,024,158	$2,439,144
Valuation allowance	(3,024,158)	(2,439,144)

	$ -	$ -

GREEN ENVIROTECH HOLDINGS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal Income tax rate to pretax income from continuing operations for the years ended December 31, 2013 and 2012.

At December 31, 2013, the Company had a net operating loss carry forward in the amount of approximately $8,900,000 available to offset future taxable income through 2033.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8-COMMITMENTS

During 2013, the Company entered into an agreement with Black Lion Oil Limited (Black Lion) whose primary focus is on emerging energy technology with broad applications.  Under the agreement, the Company granted to Black Lion exclusive rights to the waste to oil process in specific territories outside of the United States.  In return Black Lion paid $100,000 in cash to the Company as a fee and agreed to pay the Company royalties amounting to ten percent (10.0%) of Black Lion’s gross sales.  The Company used the fee for working capital.

On June 1, 2013 the Company signed a three year lease for office space and opened its corporate offices in Oakdale, CA.  The office is staffed by the CEO, COO and two office personnel.  The office space is approximately 3,300 sq ft.  The lease calls for lease payments in the amount of $3,300 per month the first year, $3,738 per month the 2nd year and $3,841 per month the 3rd year.

NOTE 9-JOINT VENTURE AGREEMENT WITH PETROSONICS, LLC. AND ITS TERMINATION

On May 27, 2013, the Company entered into a joint venture agreement with Petrosonics, LLC. Pursuant to the Joint Venture Agreement, the parties agreed to the formation of an Irish registered company for the purpose of researching, development, manufacture and commercialization of oil-industry corroborated processes that remove sulfur from crude oil and refined fuels on a worldwide basis. The Company agreed to make a capital contribution of $14,000,000 (including $2,000,000 which the Company agreed to contribute within 30 days of execution of the Joint Venture Agreement, and an additional $12,000,000 which the Company agreed to contribute within 180 days of execution of the Joint Venture Agreement to the Joint Venture Company for a 51% interest. Petrosonics agreed to contribute certain intellectual property to the Joint Venture Company for a 49% interest.  During the Company’s due diligence production, it incurred various delays which resulted in funding deferments.  The parties agreed to terminate the initial Joint Venture Agreement, effective as of September 3, 2013, with the understanding that a new Joint Venture Agreement may be entered into at a later date.   The parties have also agreed verbally to enter into a termination agreement wherein the Company will be reimbursed a portion of the funds raised in exchange for a release of the IP that was assigned in advance to the entity formed for the Joint Venture.  The Company had invested $318,000 into the agreement before its termination.

NOTE 10-SUBSEQUENT EVENTS

During the months of January and February 2014 the Company issued the following:.

-

2,069,016 common shares to convert $513,800 of notes payable into equity.

-

44,312 to a nonrelated party to settle $18,234 in accounts payable

-

10,000 shares to a vendor

-

50,000 shares to an employee

-

15,000 shares for the exercise of a warrant by a related party