Form 10-Q
period 2014-03-31
GREEN ENVIROTECH HOLDINGS CORP.
filed 2014-05-14
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________

Commission file number: 000-54395

GREEN ENVIROTECH HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	32-0218005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

210 S. Sierra Ave Suite A, Oakdale, CA	95361
(Address of principal executive offices)	(Zip Code)

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; 10,539,124 shares of common stock are issued and outstanding as of May 14, 2014.

TABLE OF CONTENTS [to be revised]

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

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN ENVIROTECH HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	March 31,	December 31,
	2014	2013
CURRENT ASSETS
Cash	$ 31,349	$ 185
Other current assets	10,369	10,119
Total current assets	41,718	10,304

Other Assets:
Engineering Costs	30,833	30,833
	30,833	30,833

TOTAL ASSETS	$ 72,551	$ 41,137

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 767,478	$ 686,538
Accrued expenses	3,324,426	3,119,084
Secured debentures payable	305,000	305,000
Loan payable - other	761,772	1,115,572
Loan payable - related party	12,287	12,287
Total current liabilities	5,170,963	5,238,481

TOTAL LIABILITIES	5,170,963	5,238,481

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized,
8,093,016 and 5,904,688 shares issued and outstanding	8,093	5,905
Additional paid in capital	12,371,478	11,009,932
Deficit accumulated during development stage	(17,477,983)	(16,213,181)
Total stockholders' equity (deficit)	(5,098,412)	(5,197,344)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 72,551	$ 41,137

 The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 AND
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH MARCH 31, 2014 (UNAUDITED)

			OCTOBER 6, 2008
			(INCEPTION)
	THREE MONTHS	THREE MONTHS	THROUGH
	MARCH 31, 2014	MARCH 31, 2013	MARCH 31, 2014

REVENUE	$ -	$ -	$ 1,950

COST OF REVENUES	-	-	33,633

GROSS PROFIT	-	-	(31,683)

OPERATING EXPENSES
Wages and professional fees	349,382	350,424	10,509,070
Impariment expense	-	-	561,783
Bad debt expense	-	-	261,890
General and administrative	121,078	285,070	1,035,988
Total operating expenses	470,460	635,494	12,368,731

NON-OPERATING EXPENSES
Amortization of debt discount	-	-	187,406
Interest expense	27,426	27,010	467,105
Interest expense-penalty	-	-	67,750
Interest expense-Equity Issues	-	-	254,337
Loss on debt conversion	766,916	-	3,717,889
Total non-operating expenses	794,342	27,010	4,694,487

NET (LOSS) FROM OPERATIONS	(1,264,802)	(662,504)	(17,094,901)

OTHER INCOME:
Disposition of Riverbank Permits	-	-	250,000

DISCONTINUED OPERATIONS:
Gain on disposal of discontined operations	-	-	(429,066)
Income from discontined operations	-	-	24,186
Total loss from discontinued operations	-	-	(404,880)

NET (LOSS)	$ (1,264,802)	$ (662,504)	$ (17,249,781)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	6,560,833	2,514,832

NET (LOSS) PER SHARE	$ (0.19)	$ (0.26)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
FOR THE PERIOD OCTOBER 6, 2008 (INCEPTION) THROUGH MARCH 31, 2014
(UNAUDITED)

			OCTOBER 6, 2008
			(INCEPTION)
	THREE MONTHS ENDED	THREE MONTHS ENDED	THROUGH
	MARCH 31, 2014	MARCH 31, 2013	MARCH 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (1,264,802)	$ (662,504)	$ (17,249,781)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Common stock issued for services	42,700	237,025	3,988,909
Common stock issued to reduce and extend debt	-	-	336,050
Loss on debt conversion	766,916	-	3,575,089
Impairment expense	-	-	243,783
Bad debt expense	-	-	261,890
Warrants issued as loan fees to brokers	-	-	33,320
Warrants issued to officers	-	-	234,357
Consulting services	15,000	-	15,000
Amortization of debt discount	-	-	187,406
Loss on disposal of discontinued operations	-	-	429,066
Income from discontinued operations	-	-	(24,186)

Change in assets and liabilities
(Increase) in deposits and other current assets	(250)	(500)	(272,259)
Increase in accounts payable- related party	-	(4,713)	-
Increase in accounts payable and accrued expenses	326,600	319,742	5,349,995
Net cash (used in) operating activities	(113,836)	(110,950)	(2,891,361)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for the acquisition of Magic Bright	-	-	(300,000)
Expenditures related to purchase of equipment for Riverbank Plant	-	-	(125,000)
Expenditures related to construction of building	-	-	(149,616)
Net cash (used in) investing activities	-	-	(574,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	-	293,000
Proceeds received from loan payable - related party	-	-	1,245,956
Payments on loan payable - related party	-	(3,700)	(271,092)
Proceeds received from loan payable - other	145,000	160,900	2,426,462
Payments on loan payable - other	-	-	(382,500)
Proceeds received from loan payable - convertible	-	-	135,500
Proceeds received from secured debentures	-	-	50,000
Net cash provided by financing activities	145,000	157,200	3,497,326

NET INCREASE IN CASH AND CASH EQUIVALENTS	31,164	46,250	31,349

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	185	1,986	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 31,349	$ 48,236	$ 31,349

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ -	$ 215,161

NON-CASH SUPPLEMENTAL INFORMATION:
Shares issued for accrued salary	$ -	$ -	$ 538,398
Conversion of loans payable and accrued interest for common stock	$ 517,254	$ -	$ 3,052,866
Discount for shares issued as sweetners	$ -	$ -	$ 64,286
Notes payable issued for investment in Petrosonics JV	$ -	$ -	$ 125,000
Shares issued for accounts payable and accruals	$ 21,864	$ -	$ 95,332
Loan assumed by related party	$ -	$ -	$ 171,300
Payment of accounts payable by related party	$ -	$ 2,000	$ 2,000
Payment of related party debt by nonrelated party	$ -	$ 4,700	$ 4,700
Exercise of warrants for AP	$ 15,000	$ -	$ 15,000

 The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
(A DELELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND THE YEAR ENDED DECEMBER 31, 2013
(UNAUDITED)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance - December 31, 2013	-	$ -	5,904,688	$ 5,905	$ 11,009,932	$ (16,213,181)	$ (5,197,344)

Common shares issued for services	-	-	70,000	70	42,630		42,700

Conversion of notes payable to common shares	-	-	2,055,200	2,055	515,199		517,254

Conversion of warrants to common shares	-	-	15,000	15	14,985		15,000

Conversion of accounts payable and accruals to common shares			48,128	48	21,816		21,864

Loss on debt conversion and services					766,916		766,916

Net loss for the three months ended March 31, 2014	-	-	-	-	-	(1,264,802)	(1,264,802)

Balance - March 31, 2014	-	$ -	8,093,016	$ 8,093	$ 12,371,478	$ (17,477,983)	$ (5,098,412)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1	Basis of Presentation:

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2013 and 2012 audited financial statements included in Form 10-K and should be read in conjunction with the Notes to Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-months period ended March 31, 2014 and 2013. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

Note 2

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a working capital deficit of $5,129,245 and has accumulated deficit of $17,477,983 as of March 31, 2014. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

GREEN ENVIROTECH HOLDINGS CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3

Loan Payable – Related Party

The Company has an unsecured, loan payable in the form of a line of credit with its CEO. The CEO had provided a line of credit up to $1,000,000 at 4% interest per annum to the Company to cover various expenses and working capital infusions.  This loan has been extended to December 31, 2014.  Balance of the loan at March 31, 2014 was $12,287 with accrued interest in the amount of $30,584.

Note 4

Loan Payable – Other

The Company has unsecured loans with H. E. Capital, S. A. in various amounts.  These loans accrue interest at the rate of 8% per annum.  The due dates of the loans have been extended to December 31, 2014.  Balance of the loans at March 31, 2014 was $414,272 with accrued interest in the amount of $60,380.  A schedule of the H. E. Capital loans is as follows:

March 31, 2014

Beginning Balance	$616,772
Proceeds	145,000
Consulting fees	15,000
Assignments	(115,000)
Non-cash conversions	(247,500)

Ending Balance	$414,272

GREEN ENVIROTECH HOLDINGS CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company issued a promissory note in the amount of $150,000 at 8% on March 19, 2013 to a private investor. This note is extended to December 31, 2014. The Company used the proceeds from this note for working capital.   As of March 31, 2014 this loan has an outstanding balance of $150,000 and accrued interest in the amount of $8,055.

On January 24, 2011, the Company entered into a series of securities purchase agreements with accredited investors pursuant to which the Company sold an aggregate of $380,000 in 12% secured debentures.  The Debentures are secured by the assets of the Company pursuant to security agreements entered into between the Company and the investors.  As of March 31, 2014 these secured debentures have an outstanding balance of $305,000 and accrued interest in the amount of $134,943.  These debentures are in default and the Company is in negotiations with the holders for extensions.

The Company also has three other notes outstanding for $7,500, $170,000, and $20,000 respectively. The total in loans payable as of March 31, 2014 was $1,066,772 and accrued interest was $256,930.

Note 5

Equity

Common Stock

During the quarter, the Company issued 2,069,016 common shares for the conversion of $517,254 in notes payable. The Company also issued 34,312 common shares for the settlement of accounts payable of $21,864. A loss on the settlement of notes payable and accounts payable of $766,916 was recorded.

In February 2014, the Company issued 70,000 common shares for services valued at $42,700.

In February 2014, 15,000 warrants were issued at an exercise price of $1 per share for the settlement of $15,000 in payables to the warrant holder.

Note 6

Subsequent Events:

On April 11, the Company in accordance with the consulting agreement signed with Black Pearl Management, Inc. (Black Pearl) on January 3, 2014, wherein Black Pearl will provide on an ongoing basis corporate structuring, financial evaluation and procurement of funding for multiple domestic and international sites by identifying joint venture partners and investors and assisting with negotiations on behalf of the Company, the Company issued 300,000 restricted common shares to Black Pearl by converting $75,000 of Black Pearl consulting fees at $0.25 per share.  The agreement provides for Black Pearl to receive consulting fees in the amount of $25,000 a month commencing on January 3, 2014 until February 3, 2017.

On April 25, 2014, the Company issued 821,108 shares of common stock to Gary DeLaurentiis, the Company’s chief executive officer, in exchange for the cancellation of $821,108 in debt owed to Mr. DeLaurentiis.

GREEN ENVIROTECH HOLDINGS CORP.

 (A DEVELOPMENT STAGE COMPANY)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On May 1, 2014, the Company issue restricted shares of common stock to each of the employees of the company for their dedicated service.  In accordance with the wishes of the Board, the Company issue restricted shares of common stock to the employees and one consultant of the Company as follows:  Consultant eBartonLLC was issued 50,000 restricted common shares.  Employee Gary M. De Laurentiis, CEO, was issued 200,000 restricted common shares.  Employee Aimee De Laurentiis was issued 75,000 restricted common shares.  Employee Lou Perches, COO, was issued 100,000 restricted common shares.  Employee Brenda McClendon was issued 25,000 restricted common shares.   Employee Wayne Leggett was issued 100,000 restricted common shares.  Employee Brian Roelands received 25,000 restricted common shares.    There were a total of 575,000 shares issued.

On May 5, 2014, the Company in accordance with the consulting agreement signed with Erastar, Inc. (Erastar) dated April 24, 2014, wherein Erastar will provide advisory and consulting services to the Company for one year through its officers, employees, consultants and other professionals.  Erastar was issued 350,000 restricted shares of the Company’s common stock for the advisory services.

On May 5, 2014, the Company in accordance with an agreement signed with Sichenzia Ross Friedman Ference LLP. (SRFF) dated April 24, 2014, the Company issued 400,000 shares of restricted common stock of the Company in payment of $100,000 in accounts payable due SRFF.

On May 8, 2014, the Company signed a joint venture agreement with Cenco Leasing LLC.  (Cenco)  The agreement calls for a joint venture to be formed between the Company and Cenco for the purpose of funding a GETH facility in Stockton, CA with Cenco funding the project.  The Company will own 30% (thirty percent) of the joint venture and Cenco will own 70%.  The agreement also calls for Cenco to provide two one year 8% loans to the Company with stock conversion rights.  The first loan will be $50,000 (fifty thousand) due when the agreement is signed and the second loan in the amount of $40,000 (forty thousand) is due on June 2, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Our Business

Green EnviroTech Holdings Corp. (the “Company”) is a pre revenue-stage technology company that has developed a patent pending oil conversion process utilizing a mixture of plastic and tires. The "GETH Process" revolutionizes the disposal of plastic waste and tires and cleans up our landfills. The Company will produce a high grade of oil from the tires and plastic. We have received a contract through Ebbros Energy LLC for sale of oil to Conoco .

The Company has estimated that  its capital needs will be $6.5 million to fully execute the two phases of its business model.  Phase-One involves the purchase and infrastructure of the building, working capital and the purchase and installation of one reactor with one secondary distillation and filtration process.  Phase-One will enable the Company to become operational with projected profits for the plant.  Phase-Two will start within three months after the completion of phase-one.  Phase-Two involves the installation of one reactor and one complete system which is comprised of two reactors and one secondary distillation and filtration process.

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

The Company, formerly known as Wolfe Creek Mining, Inc., was incorporated in the State of Delaware on June 26, 2007. On November 20, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Green EnviroTech Acquisition Corp., a Nevada corporation, and Green EnviroTech Corp. (“Green EnviroTech”), a plastics recovery, separation, cleaning, and recycling company. Green EnviroTech is a Nevada corporation formed on October 6, 2008 under the name EnviroPlastics Corporation. On October 21, 2009, Enviroplastics Corporation changed its name to Green EnviroTech Corp. and on July 20, 2010, the Company changed its name to Green EnviroTech Holdings Corp.

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

Recent Developments

On June 26, 2013, the Company entered into a letter agreement with Petrosonics, LLC which amended the terms of the funding schedule under the joint venture agreement between the parties, such that the $2,000,000 which the Company agreed to contribute within 30 days of execution of the Joint Venture Agreement will be due within 45 days of June 26, 2013.  As of September 30, 2013, the Company has invested cash into this agreement in the amount of $268,000.  Due to various delays in due diligence production that resulted in funding deferments, the parties have agreed to terminate the initial Joint Venture Agreement, effective as of September 3, 2013, with the understanding that a new Joint Venture Agreement may be entered into at a later date.  The parties have also agreed verbally to enter into a termination agreement wherein the Company will be reimbursed the funds raised in exchange for a release of the IP that was assigned in advance to the entity formed for the Joint Venture.  A Form 8-K was filed on September 6, 2013. The patents currently reside in Black Lion Oil Limited, formed and located in Ireland.  The reimbursed portion of the investment in exchange for the patents is still in negotiations.

On March 27, 2013, the Company completed a 1 for 100 reverse split of its common stock.  Share amounts in this report and previous reports subsequent to the reverse split have been retroactively adjusted where needed.

On May 8, 2014, the Company signed an agreement with Cenco Leasing LLC (“Cenco”)  The agreement calls for a joint venture to be formed between the Company and Cenco for the purpose of funding a GETH facility in Stockton, CA with Cenco funding the project.  The Company will own 30% (thirty percent) of the joint venture and Cenco will own 70%.  The agreement also calls for Cenco to provide two one year 8% loans to the Company with stock conversion rights.  Funding for the first loan will be $50,000 and provided when the definitive joint venture agreement is signed and funding for the second loan for the amount of $40,000 shall be provided on June 2, 2014.

Critical Accounting Policy and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2013, together with notes thereto as previously filed with our Annual Report on Form 10-K.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Reports on Form 10-Q for prior quarter filings.

Results of Operations

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013.

Revenues and Cost of Revenues

The Company is a pre revenue-stage technology company that has developed a patent pending oil conversion process utilizing a mixture of plastic and tires. The Company will produce a high grade of oil from the tires and plastic. As a result, tThe Company had no operating revenues or cost of revenues for the three months ended March 31, 2014 and 2013.

Operating Expenses

The salaries and professional fees for the three months ended March 31, 2014 were $349,382 as compared to $350,424 for the three months ended March 31, 2013. The salaries and professional fees for the three months ended March 31, 2014 included $130,382 in professional fees and $219,000 in salaries.

The general and administrative expenses for the three months ended March 31, 2014 were $121,078 as compared to $285,070 for the three months ended March 31, 2013, a decrease of approximately 57.5%. This decrease of $163,992 was the result of a decrease in advertising and marketing concerning the promotion of the company and travel expenses.

Non-Operating Expenses

Non operating expenses for the three months ended March 31, 2014 were $794,342 as compared to $27,010 for the three months ended March 31, 2013.  This change in 2014 was primarily the result of the Company incurring a loss of $766,916 in a debt conversion transaction pursuant to which the Company issued shares of common stock to pay off $517,254 in notes payable and accrued interest.  The interest expense on the outstanding notes was $27,426 for the three months ended March 31, 2014 as compared to $27,010 in interest expense for the three months ended March 31, 2013.

Net Loss

As a result of the above, the Company had a net loss of $1,264,802 for the three months ended March 31, 2014 as compared to a loss of $662,504 for the three months ended March 31, 2013.

Liquidity and Capital Resources

On March 31, 2014, the Company had a balance of cash in the bank in the amount of $31,349. The Company had no accounts receivable and no inventory on March 31, 2014.  The Company had other current assets in the amount of $10,369. The Company had accounts payable to vendors and accrued expenses in the amount of $4,091,904.

The Company has an unsecured, loan payable in the form of a line of credit with its CEO. The CEO had provided a line of credit up to $1,000,000 at 4% interest per annum to the Company to cover various expenses and working capital infusions. The term of this line of credit has been extended to December 31, 2014.  The CEO has advanced $1,246,456 from inception through March 31, 2014 and the Company has repaid $1,234,169 of these advances.  The Company converted $754,377 of these advances into shares of common stock on May 11, 2010 at $1.00 per share and converted $200,000 into shares of common stock on December 1, 2011 at $0.50 per share.  The remaining principal balance on this loan on March 31, 2014 was $12,287 with accrued interest in the amount of $30,584.

The Company has an outstanding unsecured line of credit from H. E. Capital, S. A. This loan accrues interest at the rate of 8% per annum.  The maturity date of the line of credit has been extended to December 31, 2014.  The balance of the advances at March 31, 2014 was $414,272 with accrued interest in the amount of $60,380.  The use of proceeds for the H. E. Capital loans are as follows:

	March 31, 2014	December 31, 2013

Beginning Balance	$616,772	$663,250
Cash Proceeds	145,000	317,000
Consulting Fees	15,000	60,000
Accounts Payable assigned to note	-	182,342
Joint Venture Investment paid direct		165,000
Company liabilities paid direct		5,930
Allocation Green Power Energy		(100,000)
Assignments	(115,000)	-
Non-cash conversions	(247,500)	(676,750)
Ending Balance	$414,272	$616,772

The Company also received a loan payable from an individual in the amount of $20,000 at 10% due on demand. The Company has made payments on this loan and repaid $10,000 of this note on August 10, 2010.  As of March 31, 2014 the loan has an outstanding balance of $7,500.   Interest expense for each three month period ended March 31, 2014 and 2013, was $222.  The interest expense is now calculated at 12%.  Accrued interest as of March 31, 2014 was $4,279.

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

The $380,000 in proceeds from the financing transaction was allocated to the debt features and the warrants based upon their fair values.  The value of the warrants ($123,120) was recorded as a debt discount on the secured debentures. This discount was amortized over the nine-month term of the secured debentures.  The estimated fair value of the 1,900 warrants to the investors at issuance on January 24, 2011 was $141,362 and has been classified in Additional Paid In Capital on the Company’s condensed consolidated balance sheet. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model.

 The maturity date of these debentures was extended to September 24, 2012. The Company issued shares of common stock and warrants to the debenture holders for prior extensions.  The Company issued 10,000 shares of common stock with a value of $30,000 and 1,000 five year warrants exercisable at $0.10 per share valued at $2,999.  The remaining balance on the Debentures on March 31, 2014 was $305,000.  Interest incurred for the three months ended March 31, 2014 and 2013 were $9,150 and $9,150 respectively. Interest accrued through March 31, 2014 was $134,943.  The Company is presently negotiating an extension on the debentures.

On March 19, 2013, the Company issued a promissory note in the amount of $150,000 at 8% to a private investor. The note had no accrued interest for the first six months.  The note has been extended to December 31, 2014. The Company used the proceeds from the note for working capital.   As of March 31, 2014 this loan had an outstanding balance of $150,000 and accrued interest in the amount of $8,055.

In June 2013, the Company sold 63,000 shares of common stock in a private placement to accredited investors for gross proceeds of $63,000.

Cash provided by financing activities for the three months ended March 31, 2014 was $145,000 as compared to $159,200 for the nine months ended September 30, 2012.

We will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities.  However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

We had cash of $31,349 as of March 31, 2014. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to expand our operations to the point at which we are able to generate revenues and operate profitably. The Company at the present has no operations to generate revenue.  As outlined above under “Overview of Our Business,” the Company needs to complete raising $4,000,000 in equity in order to complete the balance of $16,000,000 in financial resources to start construction of its first plant.  The Company expects increases in the legal and accounting costs and costs to obtain funding.

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

Item 4. Controls and Procedures.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is party to one legal proceeding.  MicroCap vs Green EnviroTech is a claim being litigated in New York for the breach of contract.  The case is being vigorously defended and the Company expects the resolution of the case to be in its favor.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2014, the Company converted $517,254 of notes payable and accrued interest into  2,069,016 shares of common stock.  The Company recognized a loss on conversion of $766,916.

During the quarter ended March 31, 2014, the Company issued to consultants 70,000 shares of common stock for services valued at $42,700.

During the quarter ended March 31, 2014, the Company issued 34,312 shares of common stock to settle $21,864 of accounts payables.

During the quarter ended March 31, 2014, the Company issued 15,000 shares of common stock to redeem 15,000 warrants.

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

Aggregate principal and interest owed as of the date of this filing is $439,943.

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

Green EnviroTech Holdings Corp.

Date: May 14, 2014	By:	/s/ Gary DeLaurentiis
Gary DeLaurentiis
Chief Executive Officer (principal executive and financial officer)