Form 10-Q
period 2014-06-30
GREEN ENVIROTECH HOLDINGS CORP.
filed 2014-08-14
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date; 11,524,624 shares of common stock are issued and outstanding as of August 12, 2014.

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

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN ENVIROTECH HOLDINGS CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash	$ 442	$ 185
Other current assets	10,369	10,119
Total current assets	10,811	10,304

Other Assets:
Engineering Costs	30,833	30,833
	30,833	30,833

TOTAL ASSETS	$ 41,644	$ 41,137

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 694,792	$ 686,538
Accrued expenses	2,717,971	3,119,084
Secured debentures payable	305,000	305,000
Loan payable - other	870,772	1,115,572
Loan payable - related party	-	12,287
Total current liabilities	4,588,535	5,238,481

TOTAL LIABILITIES	4,588,535	5,238,481

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized,
10,539,124 and 5,904,688 shares issued and outstanding	10,639	5,905
Additional paid in capital	13,837,790	11,009,932
Deficit accumulated during development stage	(18,395,320)	(16,213,181)
Total stockholders' equity (deficit)	(4,546,891)	(5,197,344)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 41,644	$ 41,137

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF EXPENSES (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2014 AND 2013

	SIX MONTHS	SIX MONTHS	THREE MONTHS	THREE MONTHS
	JUNE 30, 2014	JUNE 30, 2013	JUNE 30, 2014	JUNE 30, 2013

OPERATING EXPENSES
Wages and professional fees	$ 853,357	$ 725,309	$ 503,975	$ 374,885
General and administrative	432,376	789,957	311,296	504,832
Total operating expenses	1,285,733	1,515,266	815,271	879,717

NON-OPERATING EXPENSES
Amortization expense-debt discount	-	32,152	-	32,152
Interest expense	54,491	56,548	27,065	29,593
Loss on debt conversion	841,915	1,719,990	74,999	1,719,990
Total non-operating expenses	896,406	1,808,690	102,064	1,781,735

NET (LOSS) FROM OPERATIONS	2,182,139	3,323,956	917,335	2,661,452

NET (LOSS)	$ 2,182,139	$ 3,323,956	$ 917,335	$ 2,661,452

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	8,579,653	2,569,886	10,068,166	2,749,085

NET (LOSS) PER SHARE	$ 0.25	$ 1.29	$ 0.09	$ 0.97

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	SIX MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30, 2014	JUNE 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$ (2,182,139)	$ (3,323,956)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Common stock issued for services	440,451	656,800
Loss on debt conversion	841,915	1,719,990
Consulting services	30,000	-
Amortization of debt discount	-	32,152

Change in assets and liabilities
(Increase) in deposits and other current assets	(250)	(5,335)
Increase in accounts payable- related party	-	(4,713)
Increase in accounts payable and accrued expenses	631,280	540,067
Net cash (used in) operating activities	(238,743)	(384,995)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures related to construction of building	-	(8,012)
Net cash (used in) investing activities	-	(8,012)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	63,000
Proceeds received from loan payable - related party	-	2,000
Payments on loan payable - related party	-	(11,400)
Proceeds received from loan payable - other	239,000	355,600
Net cash provided by financing activities	239,000	409,200

NET INCREASE IN CASH AND CASH EQUIVALENTS	257	16,193

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	185	1,986

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 442	$ 18,179

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$ -	$ -

NON-CASH SUPPLEMENTAL INFORMATION:
Shares issued for related party debt	$ 821,108	$ -
Conversion of loans payable and accrued interest for common stock	$ 517,254	$ -
Shares issued for accounts payable and accruals	$ 196,864	$ -
Payment of accounts payable by related party	$ -	$ 2,000
Payment of related party debt by nonrelated party	$ -	$ 4,700
Exercise of warrants for AP	$ 15,000	$ -

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND THE YEAR ENDED DECEMBER 31, 2013
(UNAUDITED)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance - December 31, 2013	-	$ -	5,904,688	$ 5,905	$11,009,932	$ (16,213,181)	$ (5,197,344)

Common shares issued for services	-	-	520,000	520	207,830		208,350

Common shares issued for services- related party			575,000	575	231,526		232,101

Conversion of notes payable related party & accrued salary to common shares	-	-	821,108	821	820,287		821,108

Conversion of accounts payable and accruals to common shares			734,312	734	196,130		196,864

Conversion of notes payable to common shares			2,069,016	2,069	515,185		517,254

Exercise of warrants			15,000	15	14,985		15,000

Loss on debt conversion and services					841,915		841,915

Net loss for the three months ended JUNE 30, 2014	-	-	-	-	-	(2,182,139)	(2,182,139)

Balance - JUNE 30, 2014	-	$ -	$ 10,639,124	$ 10,639	$13,837,790	$ (18,395,320)	$ (4,546,891)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1-	Basis of Presentation:

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the six-months period ended June 30, 2014 and 2013. All such adjustments are of a normal recurring nature. The financial statements do not include some information and notes necessary to conform with annual reporting requirements.

In the quarter ending June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements.  The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

Note 2-

Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a working capital deficit of $4,577,724 and has accumulated deficit of $18,395,320 as of June 30, 2014. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3-

Loan Payable – Related Party

The Company has an unsecured, loan payable in the form of a line of credit with its CEO. The CEO had provided a line of credit up to $1,000,000 at 4% interest per annum to the Company to cover various expenses and working capital infusions.  This loan has been extended to December 31, 2014.  On April 16, 2014, the balance of this loan in the amount of $12,287 and its accrued interest in the amount of $30,584, and $778,237 in accrued salary were satisfied in full when the Company issued 821,108 shares of restricted common stock to its CEO.

Note 4-

Loan Payable – Other

The Company has unsecured loans with H. E. Capital, S. A. in various amounts.  These loans accrue interest at the rate of 8% per annum.  The due dates of the loans have been extended to December 31, 2014.  Balance of the loans at June 30, 2014 was $433,272 with accrued interest in the amount of $69,016.  The Company also has an agreement with H.E. Capital wherein the Company pays $5,000 monthly for financial services. As of June 30, 2014, $30,000 was due under these terms. A schedule of the H. E. Capital loans is as follows:

June 30, 2014

Beginning Balance	$616,772
Proceeds	149,000
Consulting fees	30,000
Assignments	(115,000)
Non-cash conversions	(247,500)

Ending Balance	$433,272

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company issued a promissory note in the amount of $150,000 at 8% on March 19, 2013 to a private investor. This note is extended to December 31, 2014. The Company used the proceeds from this note for working capital.   As of June 30, 2014 this loan has an outstanding balance of $150,000 and accrued interest in the amount of $11,794.

On January 24, 2011, the Company entered into a series of securities purchase agreements with accredited investors pursuant to which the Company sold an aggregate of $380,000 in 12% secured debentures.  The Debentures are secured by the assets of the Company pursuant to security agreements entered into between the Company and the investors.  As of June 30, 2014 these secured debentures have an outstanding balance of $305,000 and accrued interest in the amount of $144,195.  These debentures are in default and the Company is in negotiations with the holders for extensions.

The Company entered into two new unsecured note agreements with a third party during the second quarter.  Both notes are for one year at 8% interest.  The first note was issued on May 5, 2014 for $50,000 and the second note was issued on June 2, 2014 for $40,000. These notes are collateralized by assets of the Company and can be repaid by common stock of the Company when presented for payment.  The Company used the proceeds from these notes for working capital.

The Company also has three other notes outstanding for $7,500, $170,000, and $20,000 respectively. The total in loans payable as of June 30, 2014 was $1,175,772 and accrued interest was $251,988.

Note 5 -

Equity

Common Stock

 During the first quarter, the Company issued 2,069,016 common shares for the conversion of $517,254 in notes payable. The Company also issued 34,312 common shares for the settlement of accounts payable of $21,864. A loss on the settlement of notes payable and accounts payable of $766,916 was recorded.

In February 2014, 15,000 warrants were issued at an exercise price of $1 per share for the settlement of $15,000 in payables to the warrant holder.

The Company issued 520,000 common shares for services valued at $208,350. The Company also issued 575,000 to directors and employees for services valued at $232,101.  The Company issued 700,000 common shares to settle $175,000 in accounts payable. Loss on the accounts payable conversion and services was $74,999. The total loss on conversion for the six month period was $841,915.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6-

Limited Liability Companies:

On June 9, 2014, the Company formed two Limited Liability Companies in Texas.  As of June 30, 2014, there was no activity in either of the two LLCs.

Note 7-

Subsequent Events:

On July 2, 2014, the Company in accordance with the consulting agreement signed with Black Pearl Management, Inc. (Black Pearl) on January 3, 2014, wherein Black Pearl will provide on an ongoing basis corporate structuring, financial evaluation and procurement of funding for multiple domestic and international sites by identifying joint venture partners and investors and assisting with negotiations on behalf of the Company, the Company issued 300,000 restricted common shares to Black Pearl by converting $75,000 of Black Pearl consulting fees at $0.25 per share.  The agreement provides for Black Pearl to receive consulting fees in the amount of $25,000 a month commencing on January 3, 2014 until February 3, 2017.

On July 2, 2014, the Company issue restricted shares of common stock to each of the employees of the company for their dedicated service.  In accordance with the wishes of the Board, the Company issue restricted shares of common stock to the employees, one vendor and two consultants of the Company as follows:  Consultants were issued 5,000 restricted common shares each.  The vendor received 40,500 restricted common shares to satisfy $20,250 in accounts payable.  Gary M. De Laurentiis, CEO, was issued 250,000 restricted common shares.  One employee was issued 25,000 restricted common shares.  Lou Perches, COO, was issued 100,000 restricted common shares.  Two employees were issued 5,000 restricted common shares each.   Another employee was issued 50,000 restricted common shares.

On July 2, 2014, the Company issued 100,000 shares of restricted common stock of the Company in accordance with the Addendum 1 signed and in effect on February 1, 2014 with Coast Northwest Management LLC (Coast) wherein the addendum is part of the consulting agreement signed and dated August 26, 2013 with Coast.  The addendum provides for Coast to secure three agreements, (such as memorandums of understanding, letters of intent, licensing agreements, operating agreements, etc) on behalf of the Company.  In exchange Coast is to receive 100,000 shares of restricted common stock of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Our Business

Green EnviroTech Holdings Corp. (the “Company”) is a pre revenue-stage technology company that has developed a patent pending oil conversion process utilizing a mixture of plastic and tires. The "GETH Process" revolutionizes the disposal of plastic waste and tires and cleans up our landfills. The Company will produce high grade oil from the tires and plastic. The Company has received a contract for sale of oil to Conoco .

Corporate History

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

Recent Developments

On May 8, 2014, the Company signed a memorandum of understanding with Cenco Leasing LLC (“Cenco”), in which the memorandum calls for a joint venture to be formed between the Company and Cenco for the purpose of funding a GETH facility in Stockton, CA with Cenco funding the project.  The Company will own 30% (thirty percent) of the joint venture and Cenco will own 70%.  The memorandum also calls for Cenco to provide two one year 8% loans to the Company with stock conversion rights.  Cenco provided to the Company a loan in the amount of $50,000 on May 8, 2014 and Cenco provided a second loan in the amount of $40,000 on June 2, 2014.  As of June 30, 2014, a formal joint venture between the Company and Cenco has not been consummated.

On June 9, 2014, the Company formed two Limited Liability Companies in Texas.  As of June 30, 2014, there was no activity in either of the two LLCs.

The Company has estimated its capital needs will be $6.5 million to fully execute the two phases of its business model.  Phase-One involves the purchase and infrastructure of the building, working capital and the purchase and installation of one reactor with one secondary distillation and filtration process.  Phase-One will enable the Company to become operational with projected profits for the plant.  Phase-Two will start within three months after the completion of phase-one.  Phase-Two involves the installation of one reactor and one complete system which is comprised of two reactors and one secondary distillation and filtration process.

The Company has applied for a portion of the permits needed to operate and construct a plant in California and does not anticipate any complications with its applications.  The plant’s operating systems are considered a closed system with zero emissions.  The estimated time to close funding is 60 days with an estimated seven months after the close of funding to complete upgrades to the infrastructure and installation of the equipment. The Company is in negotiations with an investment group located outside California for a $3 million investment wherein the Company and the investment group will participate in a joint venture.  There is no assurance such joint venture and funding will be available on terms acceptable to the Company, or at all. On May 8, 2014, the Company signed a memorandum of understanding with the investment group.

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

Results of Operations

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013.

Revenues and Cost of Revenues

The Company is a pre revenue-stage technology company that has developed a patent pending oil conversion process utilizing a mixture of plastic and tires. The Company will produce high grade oil from the tires and plastic. As a result, the Company had no operating revenues or cost of revenues for the six months ended June 30, 2014 and 2013.

Operating Expenses

The salaries and professional fees for the six months ended June 30, 2014 were $853,357 as compared to $725,309 for the six months ended June 30, 2013. The salaries and professional fees for the six months ended June 30, 2014 included $409,357 in professional fees and $444,000 in salaries.

The general and administrative expenses for the six months ended June 30, 2014 were $432,376 as compared to $789,957 for the six months ended June 30, 2013, a decrease of approximately 45%. This decrease of $357,581 was the result of a decrease in stock issued for services.

Non-Operating Expenses

Non-operating expenses for the six months ended June 30, 2014 were $896,406 as compared to $1,808,690 for the six months ended June 30, 2013, a decrease of approximately 51%.  This decrease of $878,075 was the result of the decrease in debt conversion losses incurred in the previous year when the Company issued shares of common stock to pay off its notes payable and accrued interest.  The interest expense on the outstanding notes was $54,491 for the six months ended June 30, 2014 as compared to $56,548 in interest expense for the six months ended June 30, 2013.

Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013.

Revenues

The Company had no operating revenues for the three months ended June 30, 2014 and 2013.

Cost of Revenues

 The Company had no cost of revenues for the three months ended June 30, 2014 and 2013.

Operating Expenses

The wages and professional fees for the three months ended June 30, 2014 were $503,975 as compared to $374,885 for the three months ended June 30, 2013. The wages and professional fees for the three months ended June 30, 2014 included $278,975 in professional fees and $225,000 in wages.

The general and administrative expenses for the three months ended June 30, 2014 were $311,296 as compared to $504,832 for the three months ended June 30, 2013, a decrease of approximately 38%. This decrease of $193,536 was the result of an decrease in stock compensation for consultants, travel, entertainment, advertising and marketing concerning the promotion of the company.

Non-Operating Expenses

The non-operating expenses for the three months ended June 30, 2014 were $102,064 as compared to $1,781,735 for the three months ended June 30, 2013. $189,000 was a debt conversion loss from converting debt to common stock. There was a loss of $1,719,990 in debt conversion for the three months ended June 30, 2013. There was an amortization expense for the discounted value of the new $150,000 in notes in the amount of $32,152 relating to the 60,000 shares of common stock issued with the notes for the 2013 period.  There was no amortization of debt discount and no interest expense-penalty for the three months ended June 30, 2014.  The interest expense on the working capital notes was $27,065 for the three months ended June 30, 2014 as compared to $29,593 in interest expense for the three months ended June 30, 2013.  The overall decrease in non-operating expense was $1,565,670.  This was the result of the Company recording a loss of $1,719,990 on debt conversion when the Company issued shares of common stock to pay off $350,000 in notes held by H.E. Capital and $25,000 of its accrued interest.

Net Loss

As a result of the above, the Company had a net loss of $2,182,139 for the six months ended June 30, 2014 as compared to a loss of $3,323,956 for the six months ended June 30, 2013.

Liquidity and Capital Resources

On June 30, 2014, the Company had a balance of cash in the bank in the amount of $442. The Company had no accounts receivable and no inventory on June 30, 2014.  The Company had other current assets in the amount of $10,369. The Company had accounts payable to vendors and accrued expenses in the amount of $3,412,763.

The Company has an unsecured, loan payable in the form of a line of credit with its CEO. The CEO had provided a line of credit up to $1,000,000 at 4% interest per annum to the Company to cover various expenses and working capital infusions. The term of this line of credit has been extended to December 31, 2014.  The CEO has advanced $1,246,456 from inception through June 30, 2014 and the Company has repaid all of the advances and accrued interest.  The Company converted $754,377 of these advances into shares of common stock on May 11, 2010 at $1.00 per share and converted $200,000 into shares of common stock on December 1, 2011 at $0.50 per share.  On April 16, 2014, the remaining principal balance of $12,287 and accrued interest in the amount of $30,584 were converted into 42,871 shares of restricted common stock at $1.00 per share.

The Company has an outstanding unsecured line of credit from H. E. Capital, S. A. This loan accrues interest at the rate of 8% per annum.  The maturity date of the line of credit has been extended to December 31, 2014.  The balance of the advances at June 30, 2014 was $433,272 with accrued interest in the amount of $69,016.  The use of proceeds for the H. E. Capital loans are as follows:

	June 30, 2014	December 31, 2013

Beginning Balance	$616,772	$663,250
Cash Proceeds	149,000	317,000
Consulting Fees	30,000	60,000
Accounts Payable assigned to note	-	182,342
Joint Venture Investment paid direct	-	165,000
Company liabilities paid direct	-	5,930
Allocation Green Power Energy	-	(100,000)
Assignments	(115,000)	-
Non-cash conversions	(247,500)	(676,750)

Ending Balance	$433,272	$616,772

The Company also received a loan payable from an individual in the amount of $20,000 at 10% due on demand. The Company has made payments on this loan and repaid $10,000 of this note on August 10, 2010.  As of June 30, 2014 the loan has an outstanding balance of $7,500.   Interest expense for each three month period ended June 30, 2014 and 2013, was $224.  The interest expense is now calculated at 12%.  Accrued interest as of June 30, 2014 was $4,504.

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

 The maturity date of these debentures was extended to September 24, 2012. The Company issued shares of common stock and warrants to the debenture holders for prior extensions.  The Company issued 10,000 shares of common stock with a value of $30,000 and 1,000 five year warrants exercisable at $0.10 per share valued at $2,999.  The remaining balance on the Debentures on June 30, 2014 was $305,000.  Interest incurred for the six months ended June 30, 2014 and 2013 were $18,402 and $18,402 respectively. Interest accrued through June 30, 2014 was $144,195.  The Company is presently negotiating an extension on the debentures.

On March 19, 2013, the Company issued a promissory note in the amount of $150,000 at 8% to a private investor. The note had no accrued interest for the first six months.  The note has been extended to December 31, 2014. The Company used the proceeds from the note for working capital.   As of June 30, 2014 this loan had an outstanding balance of $150,000 and accrued interest in the amount of $11,795.

The Company incurred two new unsecured notes with a third party during the second quarter.  Both notes are for one year at 8% interest.  The first note was issued on May 5, 2014 for $50,000 and the second note was issued on June 2, 2014 for $40,000.  These notes are collateralized by assets of the Company and can be repaid by common stock of the Company when presented for payment.  The Company used the proceeds from these notes for working capital.

In June 2013, the Company sold 63,000 shares of common stock in a private placement to accredited investors for gross proceeds of $63,000.

Cash provided by financing activities for the six months ended June 30, 2014 was $239,000 as compared to $409,200 for the six months ended June 30, 2013.

We will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities.  However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

We had cash of $442 as of June 30, 2014. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to expand our operations to the point at which we are able to generate revenues and operate profitably. The Company at the present has no operations to generate revenue.  As outlined above under “Overview of Our Business,” the Company needs to complete raising $4,000,000 in equity in order to complete the balance of $16,000,000 in financial resources to start construction of its first plant.  The Company expects increases in the legal and accounting costs and costs to obtain funding.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended June 30, 2014, the Company converted $12,287 of notes payable to the CEO and accrued interest in the amount of $30,584 into 42,871 shares of common stock.

During the quarter ended June 30, 2014, the Company issued to consultants 925,000 shares of common stock for services valued at $350,825.

During the quarter ended June 30, 2014, the Company issued 700,000 shares of common stock to settle $175,000 of accounts payables and 808,821 shares of common stock to settle $808,821 in accrued salary of the CEO.

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

Aggregate principal and interest owed as of the date of this filing is $449,195.

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

Green EnviroTech Holdings Corp.

Date: August 14, 2014	By:	/s/ Gary DeLaurentiis
Gary DeLaurentiis
Chief Executive Officer (principal executive and financial officer)