Form 10-Q
period 2014-09-30
GREEN ENVIROTECH HOLDINGS CORP.
filed 2016-02-19
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 000-54395

GREEN ENVIROTECH HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

DELAWARE	32-0218005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14699 Holman Mtn, Jamestown, CA 95327	95361
(Address of principal executive offices)	(Zip Code)

(209) 848-4384

(Registrant’s telephone number, including area code)

210 S. Sierra Ave Suite A, Oakdale, CA 14699

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date; 23,226,757 shares of common stock are issued and outstanding as of February 17, 2016.

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

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2014	December 31, 2013
ASSETS

CURRENT ASSETS
Cash	$6,626	$185
Other current assets	6,664	10,119
Total current assets	13,290	10,304

Other Assets:
Engineering costs	-	30,833
	-	30,833

TOTAL ASSETS	$13,290	$41,137

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$629,396	$686,538
Accounts payable- related party	7,417	-
Accrued expenses	2,897,923	3,119,084
Secured debentures payable	395,000	305,000
Loan payable	796,622	1,115,572
Loan payable - related party	-	12,287
Total current liabilities	4,726,358	5,238,481

TOTAL LIABILITIES	4,726,358	5,238,481

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2014 and December 31, 2013	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 12,089,682 and 5,904,688 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	12,090	5,905
Additional paid in capital	14,376,112	11,009,932
Accumulated deficit	(19,101,270)	(16,213,181)
Total stockholders’ deficit	(4,713,068)	(5,197,344)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,290	$41,137

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	NINE MONTHS ENDED	NINE MONTHS ENDED	THREE MONTHS ENDED	THREE MONTHS ENDED
	SEPTEMBER 30, 2014	SEPTEMBER 30, 2013	SEPTEMBER 30, 2014	SEPTEMBER 30, 2013

OPERATING EXPENSES
Wages and professional fees	$1,105,405	2,342,973	$252,048	954,364
General and administrative	866,105	202,345	433,729	69,187
Total operating expenses	1,971,510	2,545,318	685,777	1,023,551

NON-OPERATING EXPENSES
Amortization expense-discounted value of notes	-	64,286	-	32,145
Impairment expense	33,333	-	33,333	-
Interest expense	82,352	91,270	27,861	34,722
Loss on settlement of payable	25,706	-	25,706	-
(Gain) Loss on debt conversion	775,188	2,139,064	(66,727)	419,064
Total non-operating expenses	916,579	2,294,620	20,173	485,931

NET LOSS	$(2,888,089)	$(4,839,938)	$(705,950)	$(1,509,482)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING-BASIC AND DILUTED	9,699,431	3,418,881	11,867,908	4,555,008

NET LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.30)	$(1.42)	$(0.06)	$(0.33)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

STATEMENTS OF CASH FLOW

(UNAUDITED)

	NINE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2014	SEPTEMBER 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,888,089)	$(4,839,938)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	258,645	1,093,150
Common stock issued for services, related party	525,213	63,460
Loss on debt conversion	775,188	2,139,064
Loss on settlement of accounts payable & accrued salaries	113,000	89,800
Consulting services as an increase in notes payable	45,000	-
Amortization of debt discount	-	64,286
Impairment expense	33,333	-

Change in assets and liabilities
Other current assets	955	(5,335)
Accounts payable- related party	7,417	(2,413)
Accounts payable and accrued expenses	898,929	1,024,534
Net cash used in operating activities	(230,409)	(373,392)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures related to construction of building	-	(15,372)
Expenditures related to joint venture with Petrosonics		(43,000)
Net cash used in investing activities	-	(58,372)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	63,000
Payments on loan payable - related party	-	(12,700)
Proceeds received from loan payable - other	236,850	384,900
Net cash provided by financing activities	236,850	435,200

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,441	3,436

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	185	1,986

CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,626	$5,422

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for subscriptions receivable	-	-
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Shares issued for accrued salary	$-	$80,700
Shares issued for related party liabilities	$821,108	$-
Debt discount	$-	$64,286
Conversion of loans and accrued interest payable for common stock	$537,254	$801,574
Shares issued for accounts payable and accruals	$326,957	$27,700
Accounts payable assigned to note	$23,000	$-
Accounts payable and debt issued for investment in Petronsonics JV	$-	$225,000
Warrants exercised for accrued salary	$15,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation and Accounting Policies:

The consolidated financial statements include the accounts of the Company and its interest in a joint venture which had no operations for the year. Intercompany balances and transactions have been eliminated for this joint venture.

On June 9, 2014, the Company formed two Limited Liability Companies in Texas for the purpose of finding a plant location in Texas. As of June 30, 2014, there was no activity in either of the two LLCs. These two Limited Liability Companies will be dissolved unless a suitable location is found. The CEO and Director of the Company have ownership to 99% of another Limited Liability Company that has received funds from H.E. Capital on behalf of the Company to pay the bills of the Company. All of the funds and expenses of and for the Company have gone into one account used for the benefit of the Company.

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the nine-months period ended September 30, 2014 and 2013. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

In the second quarter of 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.”

During the fourth quarter 2014, the Company was faced with satisfying a disputed obligation with one of its vendors by issuing 150,000 free trading shares of the Company. The debt had not matured for the amount of time required for the obligation to receive free trading shares. In order to satisfy the debt, the Company entered into an agreement with H. E. Capital, S.A. to convert $30,000 of its Line of Credit Note with the Company into 150,000 free trading shares of the Company. H. E. Capital S.A. converted the required portion of its debt from the Company into the shares needed and issued 25,000 free trading shares in December 2014 and the balance of 125,000 free trading shares in February 2015. The Company accrued the $30,000 liability on its books until it was totally satisfied in February 2015.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Principles of consolidation – The consolidated financial statements include the accounts of and its controlled subsidiaries. Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany transactions are eliminated.

Note 2 Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the nine months ended September 30, 2014, the Company had a net loss of $2,888,089. The Company also has a working capital deficit of $4,713,068 and has accumulated deficit of $19,101,270. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3 Loan Payable – Related Party

The Company has an unsecured, loan payable in the form of a line of credit with its CEO. The CEO had provided a line of credit up to $1,000,000 at 4% interest per annum to the Company to cover various expenses and working capital infusions. This loan was extended to December 31, 2014. This loan is no longer in effect. On April 16, 2014, the balance of this loan in the amount of $12,287 and its accrued interest in the amount of $30,584, and $778,237 in accrued salary were satisfied in full when the Company issued 821,108 shares of restricted common stock to its CEO at a $1.00 per share when the stock was selling at $0.26 per share. The Company elected to include the gain of $607,620 from the conversion into the equity section as additional paid in capital.

Note 4 Loan Payable – Other

The Company has unsecured loans with H. E. Capital, S. A. in various amounts. These loans accrue interest at the rate of 8% per annum. The due dates of the loans have been extended to December 31, 2016. Balance of the loans at September 30, 2014 was $469,122 with accrued interest in the amount of $78,112. The Company also has an agreement with H.E. Capital wherein the Company pays $5,000 monthly for financial services. As of September 30, 2014, $45,000 was due under these terms. A schedule of the H. E. Capital loan activity with the Company for 2014 is as follows:

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30, 2014	December 31, 2013

H. E. Capital S.A. transactions for 2014
Beginning Balance	$616,772	$663,250
Proceeds	146,850	317,000
Consulting services as an increase in note payable	45,000	60,000
Accounts Payable assigned to note	23,000	182,342
Joint Venture Investment paid direct	-	165,000
Company liabilities paid direct	-	5,930
Allocation Green Power Energy	-	(100,000)
Assignments	(95,000)	-
Non-cash conversions	(267,500)	(676,750)

Ending Balance	$469,122	$616,772

The Company issued a promissory note in the amount of $150,000 at 8% on March 19, 2013 to a private investor. This note was extended to December 31, 2014. Currently the extension is being negotiated until December 31, 2016. The Company used the proceeds from this note for working capital. As of September 30, 2014 this loan has an outstanding balance of $150,000 and accrued interest in the amount of $15,575.

On January 24, 2011, the Company entered into a series of securities purchase agreements with accredited investors pursuant to which the Company sold an aggregate of $380,000 in 12% secured debentures. The Debentures are secured by the assets of the Company pursuant to security agreements entered into between the Company and the investors. As of September 30, 2014 these secured debentures have an outstanding balance of $305,000 and accrued interest in the amount of $153,548. These debentures are in default and the Company is in negotiations with the holders for extensions.

The Company entered into two new note agreements with a third party during the second quarter secured by the assets of the Company and common stock of the Company. Both notes are for one year at 8% interest. The first note was issued on May 5, 2014 for $50,000 and the second note was issued on June 2, 2014 for $40,000. Of these amounts, $23,000 was paid directly to vendors for expenses and recorded as note payable. These notes are collateralized by assets of the Company and can be repaid by common stock of the Company when presented for payment. The Company used the proceeds from these notes for working capital.

The Company also has two other notes outstanding in the amounts of $7,500 and$170,000 respectively. The first note was created on February 10, 2010 in the original amount of $20,000 and the other note was created on November 16, 2012. There was also a $20,000 note for working capital originated on March 26, 2014 and converted into 80,000 shares of the Company’s stock on August 19, 2014 for full satisfaction of the note. The total in loans payable as of September 30, 2014 was $1,191,622 and accrued interest was $280,113.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 Equity

Common Stock

Common shares issued for services

During the first quarter of 2014, the Company issued 520,000 common shares for services valued at $199,945.

On July 2, 2014, the Company issue restricted shares of common stock as follows

●	Three consultants were issued 5,000 restricted common shares each valued at $1,900 for total of 15,000 common shares and stock compensation of $5,700.

●	100,000 shares of restricted common stock of the Company in accordance with the Addendum 1 signed and in effect on February 1, 2014 with Coast Northwest Management LLC (Coast) wherein the addendum is part of the consulting agreement signed and dated August 26, 2013 with Coast. The addendum provides for Coast to secure three agreements, (such as memorandums of understanding, letters of intent, licensing agreements, operating agreements, etc) on behalf of the Company. In exchange Coast is to receive 100,000 shares of restricted common stock of the Company. These shares were valued at $38,000.

●	On August 7, 2014, the Company issued restricted shares of common stock as follows:

●	Two consultants were issued 25,000 restricted common shares each. These shares were value at $15,000.

Common shares issued for services – related party

In the first two quarters of 2014, the Company also issued 575,000 to directors and employees for services valued at $224,698.

On July 2, 2014, the Company issue restricted shares of common stock as follows

●	Gary M. De Laurentiis, CEO, was issued 250,000 restricted common shares valued at $95,000.

●	One employee was issued 25,000 restricted common shares valued at $9,500.

●	Lou Perches, COO, was issued 100,000 restricted common shares valued at $38,000.

●	One employee was issued 5,000 restricted common shares valued at $1,900.

●	Another employee was issued 50,000 restricted common shares valued at $19,000.

On August 7, 2014, the Company issued restricted shares of common stock as follows:

●	Gary M. De Laurentiis, CEO, was issued 200,000 restricted common shares valued at $60,000.

●	Lou Perches, COO, was issued 100,000 restricted common shares valued at $30,000.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Common shares issued for related party debt

On April 16, 2014, the balance of a loan in the amount of $12,287 and its accrued interest in the amount of $30,584, and $778,237 in accrued salary were satisfied in full when the Company issued 821,108 shares of restricted common stock to its CEO.

Conversion of accounts payable and accruals to common shares

On February 19, 2014, the Company also issued 34,312 common shares for the settlement of accounts payable of $21,864.

In April 2014, the Company issued 700,000 common shares to settle $175,000 in accounts payable.

On July 2, 2014, the Company issued restricted shares of common stock as follows

●	a vendor received 40,500 restricted common shares to satisfy $20,250 in accounts payable.

●	in accordance with the consulting agreement signed with Black Pearl Management, Inc. (Black Pearl) on January 3, 2014, wherein Black Pearl will provide on an ongoing basis corporate structuring, financial evaluation and procurement of funding for multiple domestic and international sites by identifying joint venture partners and investors and assisting with negotiations on behalf of the Company, the Company issued 300,000 restricted common shares to Black Pearl by converting $75,000 of Black Pearl consulting fees at $0.25 per share. The agreement provides for Black Pearl to receive consulting fees in the amount of $25,000 a month commencing on January 3, 2014 until February 3, 2017.

On August 7, 2014, the Company issued restricted shares of common stock as follows:

●	a vendor received 100,000 restricted common shares to satisfy $12,675 in accounts payable.

●	a consultant was issued 35,058 common shares to satisfy and complete a consulting agreement for $22,168.

Loss on the accounts payable conversion and services was $113,000.

Conversion of notes payable to common shares

During the first quarter, the Company issued 2,149,016 common shares for the conversion of $537,254 in notes payable.

A loss on the settlement of notes payable $775,188 was recorded.

Exercise of warrants

In February 2014, 15,000 warrants were issued at an exercise price of $1 per share for the settlement of $15,000 in payables to the warrant holder.

Note 6 Subsequent Events:

During the fourth quarter 2014, the Company issued 100,000 common shares for services. The Company also issued 600,000 common shares to directors and employees for services. The Company issued 613,750 common shares to settle some of its accounts payable. The Company issued 4,150,000 common shares for the conversion of a portion of its notes payable. The Company also issued 650,000 five year warrants for professional services exercisable at $0.10 per share and vesting 130,000 shares per month starting on the issuance date of October 10, 2014 and on the 10th of the month for the next four months until fully vested. The promissory note owed by the Company in the amount of $170,000 was extended from 11/15/14 to 11/15/15. H.E. Capital extended the maturity date of the promissory note made between the Company and H.E. Capital on 12/3/10 from 12/31/2014 to 12/31/15. On 10/15/14, the Company accepted the resignation of Lou Perches as a director of the board and as the COO at his request.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter 2014, the Company was faced with satisfying a disputed obligation with one of its vendors by issuing 150,000 free trading shares of the Company. The debt had not matured for the amount of time required for the obligation to receive free trading shares. In order to satisfy the debt, the Company entered into an agreement with H. E. Capital, S.A. to convert $30,000 of its Line of Credit Note with the Company into 150,000 free trading shares of the Company. H. E. Capital S.A. converted the required portion of its debt from the Company into the shares needed and issued 25,000 free trading shares in December 2014 and the balance of 125,000 free trading shares in February 2015. The Company was contingently liable for the vendor debt on December 31, 2014 and until it was totally satisfied in February 2015.

On January 30, 2015, the Company entered into a license agreement with Cenco Leasing Company, Inc. (Cenco) wherein the Company has given exclusive license rights to Cenco for the states of California, Oklahoma, Kansas, Arkansas, Nebraska, Missouri, Colorado, North Dakota, South Dakota, Iowa, New Mexico, Nevada, Utah and the entire country of Mexico. The agreement gives exclusive rights to Cenco to utilize certain technology of the Company to design, construct, own and operate pyrolysis and refining plants in the above defined territories. The agreement calls for Cenco over certain periods of time as detailed in the agreement to construct plants in these territories. The agreement also calls for Cenco to pay royalties from the revenues generated from these plants. Such royalties in some states are calculated at a three percent (3%) rate and other states at a five and one half percent (5.5%). It was also agreed that the two notes Cenco is holding in the amount of $90,000 against the Company will be returned to the Company. Cenco would also pay the Company an additional $25,000 as a license fee for another state.

On January 30, 2015, in conjunction with the execution of the agreement between the Company and Cenco, the Company entered into a mutual release agreement with a former employee who claimed to have certain technology rights of the Company. It was agreed wherein the employee would release to the company any claim to any and all rights to certain technology concerning the pyrolysis and refining of certain materials into oil. Included in the agreement was a provision in which the former employee would forfeit all of their accrued salary the Company was carrying as a liability to the former employee. The Company will recognize an equity adjustment from the write off of the accrued salary. In exchange for the forfeiture of the accrued salary, Cenco had entered into a separate agreement with the former employee wherein the former employee would receive certain territorial rights given to Cenco.

During the first quarter of 2015, the Company entered into a consulting service agreement with a consultant, wherein the consultant will provide analysis for and identify potential tire pyrolysis locations for future plants of the Company. The consultant will also participate in product discussions and contribute financial models and other materials for presentation as requested. The consultant will continue to work with the Company on product identify specifications for carbon black and oil outputs, suggest methods to increase the values of carbon char and tire oil from Company processes and suggest methods of carbon black and oil finishing equipment solutions and other services related to tire pyrolysis as requested. The agreement will expire on February 1, 2016 at which time the consultant will receive as compensation 1,500,000 (one million and five hundred thousand) vested warrants for Company’s stock at $0.10 a share. The warrants will be 100% vested on the day of issuance.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of 2015, the Company issued 65,294 common shares to settle $11,100 of accounts payable. There was no loss on the accounts payable conversion. The Company issued warrants. The Company issued 1,500,000 five year warrants for professional services exercisable at $0.10 per share and vesting 62,500 shares per month starting on the 1st day of the month for the next twenty-four months following the date of issuance on January 1, 2015. The Company issued 875,170 five year warrants for professional services exercisable at $0.08 per share and vesting 175,034 shares per month starting on the 1st day of the month for the next five months following the date of issuance on February 20, 2015. The Company signed an addendum to this agreement on December 17, 2015 to accelerate all warrants not already vested, will be totally vested on February 1, 2016.

On May 13, 2015, the Company and EraStar agreed to resolve the outstanding balance of $120,000 owed to EraStar by GETH for an amount of $20,000 or in the form of $20,000 free trading shares on or before 12/30/15.

On October 1, 2015, the Company and EraStar agreed to an amendment to the May 13, 2015 Settlement Agreement wherein 350,000 shares currently issued to EraStar for services, GETH may cancel and reissue stock to same. GETH shall issue a total of 370,000 shares to EraStar or assigns as directed for full consideration of contractual obligations.

On May 18, 2015, the Company approved the Debt Assignment Agreement dated 5/18/2015 between H.E. Capital S.A. and Valuecorp Trading Company. The Company also approved the Debt Settlement Agreement dated 5/19/2015 between the Company and Valuecorp Trading Company. The Company will issue 833,333 shares of common stock to Valuecorp Trading Company at $0.03 per share to satisfy $25,000 of the debt dated 12/3/2010.

On June 12, 2015, the Company and Cenco Leasing Company, Inc. agreed to an extension to the performance clause in the agreement between the Company and Cenco dated January 30, 2015 by executing an amendment to that agreement.

During the third quarter of 2015, the Company issued 1,500,000 common shares for the conversion of $45,000 in notes payable. The Company also issued 3,625,000 restricted common shares to its Director and CEO for the conversion of $145,000 of debt at $0.04 per share. The Company issued 1,233,031 common shares to settle $98,643 in accounts payable. There was no loss on the accounts payable or note conversions.

During the first quarter of 2016, the Company issued 1,500,000 warrants for Company’s stock at $0.10 per share in settlement of a service agreement dated January 1, 2015. These warrants were fully vested on the date of issuance. The Company issued 1,500,000 warrants to another consultant for Company’s stock at $0.10 per share for services rendered for the past eighteen months. These warrants fully vested on the date of issuance.

During the first quarter of 2016, the Company issued a Note Payable to an individual in the amount of $134,000 at an interest rate of eight percent (8%) for the amount the individual wired into the Company account. The Company did forward the same funds to a third party company for a promissory note for the same amount at eight percent (8%). The funds are intended for the use of the third party company. The Company intends to be a majority owner of this third party company in the future by issuing licensing agreements for the use of its technology.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is management’s discussion and analysis of financial condition and results of operations and is provided as a supplement to the accompanying unaudited financial statements and notes to help provide an understanding of our financial condition, results of operations and cash flows during the periods included in the accompanying unaudited financial statements.

In this Quarterly Report on Form 10-Q, “Company,” “the Company,” “us,” and “our” refer to Green EnviroTech Holdings Corp., a Delaware corporation, unless the context requires otherwise.

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended September 30, 2014 and September 30, 2013 and for the nine months ended September 30, 2014 and September 30, 2013. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Overview of Our Business

Green EnviroTech Holdings Corp. (the “Company”) is a pre revenue-stage technology company that has developed a patent pending oil conversion process utilizing a mixture of plastic and tires. The “GETH Process” revolutionizes the disposal of plastic waste and tires and cleans up our landfills. The Company will produce high grade oil from the tires and plastic. The Company has received a contract for sale of oil to Conoco.

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

On June 9, 2014, the Company formed two Limited Liability Companies in Texas. As of September 30, 2014, there was no activity in either of the two LLCs.

On January 30, 2015, the Company entered into a license agreement with Cenco Leasing Company, Inc. (Cenco) wherein the Company has given exclusive license rights to Cenco for the states of Oklahoma, Kansas, Arkansas, Nebraska, Missouri, Colorado, North Dakota, South Dakota, Iowa, New Mexico, Nevada, Utah and the entire country of Mexico. The agreement gives exclusive rights to Cenco to utilize certain technology of the Company to design, construct, own and operate pyrolysis and refining plants in the above defined territories. The agreement calls for Cenco over certain periods of time as detailed in the agreement to construct plants in these territories. The agreement also calls for Cenco to pay royalties from the revenues generated from these plants. Such royalties in some states are calculated at a three percent (3%) rate and other states at a five and one half percent (5.5%). It was also agreed that the two notes Cenco is holding in the amount of $90,000 against the Company will be returned to the Company. Cenco would also pay the Company an additional $25,000 as a license fee for another state.

On January 30, 2015, in conjunction with the execution of the agreement between the Company and Cenco, the Company entered into a mutual release agreement with a former employee who claimed to have certain technology rights of the Company. It was agreed wherein the employee would release to the company any claim to any and all rights to certain technology concerning the pyrolysis and refining of certain materials into oil. Included in the agreement was a provision in which the former employee would forfeit all of their accrued salary the Company was carrying as a liability to the former employee. In exchange for the forfeiture of the accrued salary, Cenco had entered into a separate agreement with the former employee wherein the former employee would receive certain territorial rights given to Cenco.

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

On March 20, 2014, the Company received from the State of California approval from the Bay Area Air Quality Management District and was granted permits with authority to construct a plant for the following equipment: 1) S-1 Pyrolysis Oil Conversion Line, Tires, WST-8 Twin Reactor System, Secondary Distillation and Catalyst Filtration-Fugitive Emissions 2) S-2 Pyrolysis Oil conversion Line, Agricultural Plastic, WXT-8 Twin Reactor System, Secondary distillation and Catalytic Filtration-Fugitive Emissions 3) S-3 Finished Oil storage Tank, TK-4 Fixed roof Tank, 5 thousand gallons, the system abated by A-1 Vapor Recovery System.

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

Results of Operations

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013.

Revenues and Cost of Revenues

The Company is a pre revenue-stage technology company that has developed a patent pending oil conversion process utilizing a mixture of plastic and tires. The Company will produce high grade oil from the tires and plastic. As a result, the Company had no operating revenues or cost of revenues for the nine months ended September 30, 2014 and 2013.

Operating Expenses

The salaries and professional fees for the nine months ended September 30, 2014 were $1,105,405 as compared to $2,342,973 for the nine months ended September 30, 2013. The salaries and professional fees for the nine months ended September 30, 2014 included $461,905 in professional fees and $643,500 in salaries.

The general and administrative expenses for the nine months ended September 30, 2014 were $866,105 as compared to $202,345 for the nine months ended September 30, 2013, an increase of approximately 328%. This increase of $663,760 was the result of stock issued for services.

Non-Operating Expenses

Non operating expenses for the nine months ended September 30, 2014 were $916,579 as compared to $2,294,620 for the nine months ended September 30, 2013, a decrease of approximately 60%. There was no amortization expense-discounted value of notes for the nine months ended September 30, 2014 as compared to $64,286 for the nine months ended September 30, 2013. The above decrease of $1,378,041 in non-operating expenses was the result of the decrease in amortization expense-discounted value of notes and debt conversion losses incurred in the previous year when the Company issued shares of common stock to pay off notes payable and accrued interest. The interest expense on the outstanding notes was $82,352 for the nine months ended September 30, 2014 as compared to $91,270 in interest expense for the nine months ended September 30, 2013. There was an impairment expense for the nine months ended September 30, 2014 in the amount of $33,333 when the Company wrote off $30,833 in the cost of engineering and architectural costs associated with building permits obtained and carried over from the previous year and the write down of a sniff device used in oil sample testing in the amount of $2,500 compared to no impairment expense for the nine months ended September 30, 2013. There was a loss in the amount of $25,706 when the Company settled a contract dispute with a vendor compared to no such loss for the nine months ended September 30, 2013. There was a loss on debt conversion in the amount of $775,188 for the nine months ended September 30, 2014 as compared to $2,139,064 for the nine months ended September 30, 2013, a decrease of $1,363,876 or approximately 64%.

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013.

Revenues

The Company had no operating revenues for the three months ended September 30, 2014 and 2013.

Cost of Revenues

The Company had no cost of revenues for the three months ended September 30, 2014 and 2013.

Operating Expenses

The wages and professional fees for the three months ended September 30, 2014 were $252,048 as compared to $954,364 for the three months ended September 30, 2013. The wages and professional fees for the three months ended September 30, 2014 included $52,548 in professional fees and $199,500 in wages.

The general and administrative expenses for the three months ended September 30, 2014 were $433,729 as compared to $69,187 for the three months ended September 30, 2013, a decrease of approximately 27%. This decrease of $156,568 was the result of a decrease in stock compensation for consultants, travel, entertainment, advertising and marketing concerning the promotion of the company.

Non-Operating Expenses

The non operating expenses for the three months ended September 30, 2014 were $20,173 as compared to $485,931 for the three months ended September 30, 2013. $33,948 was a debt conversion loss from converting debt to common stock. There was a loss of $419,064 in debt conversion for the three months ended September 30, 2013. There was an amortization expense for the discounted value of the new $150,000 in notes in the amount of $64,286 relating to the 60,000 shares of common stock issued with the notes for the 2013 period. There was no amortization of debt discount for the three months ended September 30, 2014. The interest expense on the working capital notes was $27,861 for the three months ended September 30, 2014 as compared to $34,722 in interest expense for the three months ended September 30, 2013. There was an impairment expense for the three months ended September 30, 2014 in the amount of $33,333 when the Company wrote off $30,833 in the cost of engineering and architectural costs associated with building permits obtained and carried over from the previous year and the write down of a sniff device used in oil sample testing in the amount of $2,500 compared to no impairment expense for the three months ended September 30, 2013. There was a loss in the amount of $25,706 when the Company settled a contract dispute with a vendor compared to no such loss for the nine months ended September 30, 2013. The overall decrease in non-operating expense was $465,758 when the Company had a decrease in debt conversions.

Net Loss

As a result of the above, the Company had a net loss of $2,888,089 for the nine months ended September 30, 2014 as compared to a loss of $4,839,938 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

On September 30, 2014, the Company had a balance of cash in the bank in the amount of $6626. The Company had no accounts receivable and no inventory on September 30, 2014. The Company had other current assets in the amount of $6,664. The Company had accounts payable to vendors and accrued expenses in the amount of $3,534,736.

The Company had negative cash flows from operations for the nine months ended September 30, 2014 of ($230,409) as compared to the same period ended September 30, 2013 in the amount of ($373,392). The Company had no cash used in investing activities for the nine months ended September 30, 2014 as compared to the same period ended September 30, 2013 in the amount of ($58,372).

The Company has an unsecured, loan payable in the form of a line of credit with its CEO. The CEO had provided a line of credit up to $1,000,000 at 4% interest per annum to the Company to cover various expenses and working capital infusions. The term of this line of credit has been extended to December 31, 2014. The CEO has advanced $1,246,456 from inception through September 30, 2014 and the Company has repaid all of the advances and accrued interest. The Company converted $754,377 of these advances into shares of common stock on May 11, 2010 at $1.00 per share and converted $200,000 into shares of common stock on December 1, 2011 at $0.50 per share. On April 16, 2014, the remaining principal balance of $12,287 and accrued interest in the amount of $30,584 were converted into 42,871 shares of restricted common stock at $1.00 per share. On the same date, the CEO converted all of his accrued salary of $778,237 into 778,237 shares of restricted common stock at $1.00 per share.

The Company has an outstanding unsecured line of credit from H. E. Capital, S. A. This loan accrues interest at the rate of 8% per annum. The maturity date of the line of credit has been extended to December 31, 2015. The balance of the advances at September 30, 2014 was $469,122 with accrued interest in the amount of $78,112. The use of proceeds from the H. E. Capital loans as follows:

	September 30, 2014	December 31, 2013

H. E. Capital S.A. transactions for 2014
Beginning Balance	$616,772	$663,250
Proceeds	146,850	317,000
Consulting services as an increase in note payable	45,000	60,000
Accounts Payable assigned to note	23,000	182,342
Joint Venture Investment paid direct	-	165,000
Company liabilities paid direct	-	5,930
Allocation Green Power Energy	-	(100,000)
Assignments	(95,000)	-
Non-cash conversions	(267,500)	(676,750)

Ending Balance	$469,122	$616,772

The Company also received a loan payable from an individual in the amount of $20,000 at 10% due on demand. The Company has made payments on this loan and repaid $10,000 of this note on August 10, 2010 and $2,500 on April 11, 2011. As of September 30, 2014 the loan has an outstanding balance of $7,500. Interest expense for each three month period ended June 30, 2014 and 2013, was $224. The interest expense is now calculated at 12%. Accrued interest as of September 30, 2014 was $4,730.

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

The maturity date of these debentures was extended to September 24, 2012. The Company issued shares of common stock and warrants to the debenture holders for prior extensions. The Company issued 10,000 shares of common stock with a value of $30,000 and 1,000 five year warrants exercisable at $0.10 per share valued at $2,999. The remaining balance on the Debentures on September 30, 2014 was $305,000. Interest incurred for the nine months ended September 30, 2014 and 2013 were $27,755 and $27,755 respectively. Interest accrued through September 30, 2014 was $153,548. The Company is presently negotiating an extension on the debentures.

On March 19, 2013, the Company issued a promissory note in the amount of $150,000 at 8% to a private investor. The note had no accrued interest for the first six months. The note has been extended to December 31, 2014. The Company used the proceeds from the note for working capital. As of September 30, 2014 this loan had an outstanding balance of $150,000 and accrued interest in the amount of $15,575.

The Company incurred two new unsecured notes with Cenco Leasing Company, Inc. during the second quarter. Both notes are for one year at 8% interest. The first note was issued on May 5, 2014 for $50,000 and the second note was issued on June 2, 2014 for $40,000. These notes are collateralized by assets of the Company and can be repaid by common stock of the Company when presented for payment. The Company used the proceeds from these notes for working capital. On January 30, 2015, the Company entered into a license agreement with Cenco Leasing Company, Inc. (Cenco) wherein the Company has given exclusive license rights to Cenco for the states of Oklahoma, Kansas, Arkansas, Nebraska, Missouri, Colorado, North Dakota, South Dakota, Iowa, New Mexico, Nevada, Utah and the entire country of Mexico. The agreement gives exclusive rights to Cenco to utilize certain technology of the Company to design, construct, own and operate pyrolysis and refining plants in the above defined territories. The agreement calls for Cenco over certain periods of time as detailed in the agreement to construct plants in these territories. The agreement also calls for Cenco to pay royalties from the revenues generated from these plants. Such royalties in some states are calculated at a three percent (3%) rate and other states at a five and one half percent (5.5%). It was also agreed that the two notes Cenco is holding in the amount of $90,000 against the Company will be returned to the Company. Cenco would also pay the Company an additional $25,000 as a license fee for another state.

The Company had cash of $236.850 from financing activities for the nine months ended September 30, 2014 as compared to the same period ended September 30, 2013 in the amount of 435,200.

The Company will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities. However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

The Company had cash of $6,626 as of September 30, 2014. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to expand our operations to the point at which we are able to generate revenues and operate profitably. The Company at the present has no operations to generate revenue. As outlined above under “Overview of Our Business,” the Company needs to complete raising $4,000,000 in equity in order to complete the balance of $16,000,000 in financial resources to start construction of its first plant. The Company expects increases in the legal and accounting costs and costs to obtain funding.

The Company intends to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, directors and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, directors and principal shareholders are not committed to contribute funds to pay for our expenses.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company has no ongoing legal proceedings. The Company settled a claim in New York courts from a vendor for unpaid fees, MicroCap vs Green EnviroTech, by agreeing to deliver 25,000 shares a month for six months to the plaintiff. As of this filing all shares have been delivered.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2014, the Company converted $537,254 of notes payable and accrued interest into 2,149,016 shares of common stock. The Company recognized a loss on conversion of $775,188.

During the quarter ended March 31, 2014, the Company issued to consultants 70,000 shares of common stock for services. It issued 34,312 shares of common stock to settle one of its accounts payables. It also issued 15,000 shares of common stock to redeem 15,000 warrants.

During the quarter ended June 30, 2014, the Company converted the balance of its notes payable to its CEO and with accrued interest into 42,871 shares of common stock. It issued to consultants 1,025,000 shares of common stock for services. It also issued 700,000 shares of common stock to settle certain accounts payables and 778,237 shares of common stock to settle accrued salary to its CEO.

During the quarter ended September 30, 2014, the Company issued 440,500 shares of common stock to settle additional accounts payables. It issued to consultants 930,058 shares of common stock for services. It also converted Note payables and accrued interest into 80,000 shares of common stock. The Company recognized a loss on the conversion of $6,400.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

The Company is in default under promissory notes issued on January 21, 2011 for failure to make required payments of interest and principal by September 24, 2012. The Company is currently in negotiations regarding extensions on these notes. Aggregate principal and interest owed as of the date of this filing is $458,548.

Item 4. Mine Safety Disclosures.

Not Applicable.

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

Green EnviroTech Holdings Corp.

Date: February 19, 2016	By:	/s/ Gary DeLaurentiis
Gary DeLaurentiis
Chief Executive Officer (principal executive and financial officer)

