Form 10-K
period 2014-12-31
GREEN ENVIROTECH HOLDINGS CORP.
filed 2016-04-04
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-54395

GREEN ENVIROTECH HOLDINGS CORP.

(Exact Name of registrant as specified in its charter)

Delaware	32-0218005
(State or Other Jurisdiction of Incorporationor Organization)	(I.R.S. Employer Identification No.)

14699 Holman Mtn. Jamestown, CA	95327
(Address of Principal Executive Offices)	(Zip Code)

(209) 881-3523
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class to be so registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $1,887,570 as of December 31, 2014 and $ 419,460 as of April 4, 2016. Shares of voting stock held by each executive officer and director of the registrant and each person who beneficially owns 10% or more of the registrant’s outstanding voting stock has been excluded from the calculation. This determination of affiliated status may not be conclusive for other purposes.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [  ] No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Registrant’s common stock as of April 4, 2016, was 23,926,757 shares.

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

Pursuant to the Merger Agreement, on November 20, 2009, Green EnviroTech Acquisition Corp. merged with and into Green EnviroTech, resulting in Green EnviroTech becoming a wholly-owned subsidiary of the Company (the “Merger”). The acquisition of Green EnviroTech is treated as a reverse acquisition, and the business of Green EnviroTech became our business. Effective March 27, 2013, we completed a 1 for 100 reverse split of our common stock. Share amounts in this report have been retroactively adjusted for the reverse split.

During 2013, we entered into an agreement with Black Lion Oil Limited (“Black Lion”) whose primary focus is on emerging energy technology with broad applications. Under the agreement, we granted to Black Lion exclusive rights to the waste to oil process in specific territories outside of the United States. In return Black Lion paid $100,000 in cash to us as a fee and agreed to pay the Company royalties amounting to ten percent (10.0%) of the gross sales of the plants outside of the United States using the waste to oil process. We used the fee for working capital.

References hereinafter to “Green EnviroTech,” “we,” “us,” “our” and similar words refer to the Company.

Recent Developments

On January 30, 2015, we entered into a license agreement with Cenco Leasing Company, Inc. (Cenco) wherein we have given exclusive license rights to Cenco for the states of California, Oklahoma, Kansas, Arkansas, Nebraska, Missouri, Colorado, North Dakota, South Dakota, Iowa, New Mexico, Nevada, Utah and the entire country of Mexico. The agreement gives exclusive rights to Cenco to utilize certain technology of the Company to design, construct, own and operate pyrolysis and refining plants in the above defined territories. The agreement calls for Cenco over certain periods of time as detailed in the agreement to construct plants in these territories. The agreement also calls for Cenco to pay royalties from the revenues generated from these plants. Such royalties in some states are calculated at a three percent (3%) rate and other states at a five and one half percent (5.5%) rate. It was also agreed that the two notes Cenco is holding in the amount of $90,000 will be returned to us. Cenco would also pay us an additional $25,000 as a license fee for another state.

Our Principal Offices

Our executive offices are located at 14699 Holman Mtn, Jamestown, CA 95327 and our phone number at this address is (209) 881-3523.

Overview of Our Business

Green EnviroTech Holdings Corp. is a green technology company that has developed a process to produce a Brent Grade type oil by using reactor conversion technology that we call the “GETH Process” by utilizing a mixture of waste plastic and waste tires We believe the “GETH Process” has the potential to revolutionize the disposal of plastic waste and tires and cleans up our landfills by producing various petroleum products that includes carbon black.

HIGHLIGHTS:

●	A 12 module plant will produce approximately 25,000 barrels of GETH Oil per month

●	GETH produces oil that does not need to be reprocessed and can be blended into most products produced at a refinery

●	Contract to purchase GETH’s oil through a third party with a major oil company contract at Brent Crude prices minus $5.25 per barrel for marketing and transportation differentials. 1% of gross will go to the third party.

●	Tire & plastic feedstock providers have been identified for the first 10 selected regional plant sites; to be secured with refined multi plant sites. Initial California sources and plant site are secured.

●	GETH Process is a closed system with no environmental impact

●	Experienced management team in engineering, permitting, manufacturing and feedstock supply

We have determined our capital needs will be $16 Million to execute phase-one of our business model. Negotiations with a New York Lending Institution for a $12 Million loan with a lien against the plant and equipment have been received with enthusiasm and with positive feedback. Permits needed to operate and construct the plant were approved on March 20, 2014. Once the funding is in place it is estimated to take nine months to complete construction and outfit the first plant.

Technology Overview of the “GETH Process”

The GETH Process is a system to convert waste plastics and/or end of life tires to oil. The process uses electromagnetic pyrolysis to produce oil and syngas when processing the plastic feedstock. The process produces oil, carbon black, steel and syngas when processing tires. The use of electromagnetic pyrolysis facilitates more effective gasification and superior oil products. A full-scale plant processing tires consumes 200 tons of feedstock per day and produces approximately 200,000 barrels of high grade blend-stock oil yearly. The plant nearly doubles its production of blend-stock oil when processing plastic as compared to processing tires.

Process Description

The Green Envirotech (“GETH”) Conversion System produces high quality “blend-stock” oil by incorporating multiple technologies in combination with pyrolysis. The combination of these processes was developed by GETH and is differentiated from other common pyrolytic converting practices. It should be noted that the added technologies are commonly accepted practice in the petrochemical industry. The GETH Process can be utilized for processing tires as well as landfill bound mixed plastics. When processing tires, marketable carbon black and steel products are recovered along with approximately 45 percent by weight yield of oil. The carbon black yield of about 35 percent is further refined to enhance its market value to $100 per barrel of blend-stock oil equivalence. Recovered steel (10-12 percent) is readily marketed into the scrap recycling industry. Plastic processing yields approximately 85 percent by weight blend-stock oil. Both feed stocks yield 8 and 13 percent syngas, respectively.

Material Sourcing / Values

The relevant issue as it applies to the GETH production economics are:

●	Cost and availability of raw materials (feedstock)

●	Price the GETH Oil is sold to the refinery

Plastics

The EPA states that in the US 31 million tons of plastic waste is generated annually. Of that amount, less than 20% of this waste stream will become new consumer products. As such there is an abundant volume of plastics available for GETH facilities.

Tires

The EPA data states that there is one scrap tire generated for every person in the US, meaning there are 311 million waste tires generated annually. Tires are one of the most problematic source of waste in the US.

Oil Pricing

According to the US Energy Information Administration report “International Energy Outlook 2013” http://www.eia.gov/forecasts/aeo/index.cfm the world’s energy consumption will grow by 56% between 2012 and 2040. Much of the growth will occur outside the Organization for Economic Co-operation & Development (OECD), known as the non-OECD, where the demand will be driven by long-term economic growth. Renewable energy and nuclear power are the world’s fastest-growing energy resources. Fossil fuel products will continue to supply up to 80% of the world’s energy through 2040. The chart below reflects recent and projected Brent Crude pricing which is equivalent to market values established for GETH oil by prospective market consumers.

Demand: According to the OPEC oil demand analysis for 2012, the world used 84 million barrels of oil per day. The world’s liquid consumption will increase by about one-third from 87 million barrels per day in 2010 to 115 million barrels per day in 2040. Petroleum, natural gas and other carbon-based matter will remain the world’s dominant fuel sources. Rising prices for these products increase the cost-competitiveness of other sources of energy. The transportation and industrial sectors will account for 92 percent of global liquid fuels demand in 2040, whereas in every other end-use sector the consumption of liquid fuels decreases on a worldwide basis over the projection period.

According to the “International Energy Outlook 2015” the analyses below represent a long-term balance between supply and demand. It does not reflect the crude oil price volatility that occurs over days, months, or years. Over the past two decades, volatility within a single year has averaged about 30 percent. In the Reference case, world oil prices reach $75 per barrel (real 2011 dollars) in 2020 and $145 per barrel in 2040.

During 2015, we saw extreme volatility in the oil prices. The Brent Oil price on January 1, 2015 was $56.42 as compared to $37.28 on December 31, 2015. We saw the Brent Oil highest price for the year on May 6, 2015 when the price reached $69.63 as compared to its low on December 22, 2015 when the price dropped to $35.98. The average price of Brent Oil during 2015 was $53.60. When looking at the West Texas Oil price, we saw the price on January 1, 2015 was $54.56 as compared to $37.04 on December 31, 2015. We saw the West Texas Oil highest price for the year on May 6, 2015 when it reached $62.58 as compared to its low on December 21, 2015 when the price dropped to $33.98.The average price of West Texas Oil during 2015 was $48.80. These prices came from Investing.com and referring to their commodity information.

So far in 2016, the Brent Oil price has gone from its low of $ 27.10 on January 20, 2016 to a high of $42.54 on March 18, 2016. The West Texas Oil price has gone from its low of $26.05 on February 11, 2016 to its high of $41.90 on March 22, 2016. These prices came from Investing.com and referring to their commodity information. The oil prices appear to be increasing which are indicative of the increase in gas prices at the pump and the Energy Outlook Reports indicate a slow rise in oil prices to continue as we move into and through the summer months for 2016.

Employees

As of the date of the filing of this annual report on Form 10-K, we have four employees who are full-time. We consider our employees relations to be good.

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

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We filed a provisional patent in December 2013. But, in December 2014, we decided to not pursue a patent and stopped the patent process to keep our technology a trade secret. We have a license agreement with Black Lion. The agreement provides that we will receive a 10% royalty on gross revenues with any plant associated with Black Lion. Black Lion is currently negotiating for two sites outside the US.

Need for Government Approval for its Products or Services

We are also subject to federal, state and local laws and regulations generally applied to businesses, such as payroll taxes on the state and federal levels. We believe that we are in conformity with all applicable laws in California and the United States. We do not believe we are required to apply for any additional governmental approvals for our plants. However, we are required to obtain local permits for the location of our facilities. We do not anticipate any problems obtaining these permits. On March 20, 2014, the California Bay Area Air Quality Management District approved our plans and granted us permits with authority to construct a plant.

Research and Development Costs during the Last Two Years

Over the past two years, we have continued to incur research costs and improve its technology. We elect to expense all cost associated with research and development.

ITEM 1A. RISK FACTORS

Risks Related to our Business

We are currently not profitable and may never become profitable.

We have a history of losses totaling $19,883,754 through December 31, 2014, and we expect to incur additional substantial operating losses for the foreseeable future and we may never achieve or maintain profitability. We also expect to experience negative cash flow for the foreseeable future as we continue to fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock and investors would in all likelihood lose their entire investment.

Our independent registered accounting firm has expressed doubt about our ability to continue as a going concern.

Because we have not generated revenue since our inception, our independent registered accounting firm has included in their report for the years ended December 31, 2014 and 2013, an uncertainty with respect to the Company’s ability to continue as a going concern.

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

As of December 31, 2014, we had $7,227 in cash available. We also expect to experience negative cash flow for the foreseeable future as we fund our operating losses and capital expenditures. Accordingly we need significant additional capital to fund our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise substantial capital, investors will lose their entire investment.

If our strategy is unsuccessful, we will not be profitable and our stockholders could lose their investment.

We do not believe there are track records for companies pursuing our strategy, and there is no guarantee that our strategy will be successful or profitable. If our strategy is unsuccessful, we will fail to meet our objectives and not realize the revenues or profits from the business we pursue, which would cause our value to decrease, thereby potentially causing in all likelihood, our stockholders to lose their investment.

Our business will be dependent on a few large suppliers for feedstock and is vulnerable to changes in availability or supply of such feedstock.

We intend to derive our feedstock from suppliers who are operating large tire recycling operations and farming operations with large volumes of waste “Ag-Film” or plastic. Any substantial alteration or termination of our contracts or agreements with those particular suppliers may have a material adverse effect on our revenue as we may be unable to run our operation at capacity without a sufficient source of feedstock.

We will rely on several large customers for our product and are vulnerable to dramatic shifts in their industry.

We intend to focus on selling our product to the oil industry, for use in production of new automobiles. Most of our customers and end users are subject to budgetary and political constraints which may delay or limit purchases of our products, and we will have no control over those decisions.

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

We are subject to various environmental laws and regulations enacted in the jurisdictions in which we operate which govern the manufacture, importation, handling and disposal of certain materials used in our operations. We are in the process of establishing procedures to address compliance with current environmental laws and regulations and we monitor our practices concerning the handling of environmentally hazardous materials. However, there can be no assurance that our procedures will prevent environmental damage occurring from spills of materials handled by us or that such damage has not already occurred. On occasion, substantial liabilities to third parties may be incurred. We may have the benefit of insurance we maintain. However, we may become liable for damages against which it cannot adequately insure or against which it may elect not to insure because of high costs or other reasons.

We face intense competition and may not be able to successfully compete.

We currently do not have direct competitors in the capacity range we target. However, there can be no assurance that: (i) we will not have direct competition in the future, (ii) that such competitors will not substantially increase the resources devoted to the development and marketing of their products and services that compete with us, or (iii) that new or existing competitors will not enter the market in which we are active.

We rely on key personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our success depends in large part upon the abilities and continued service of our executive officers and other key employees, particularly Mr. Gary DeLaurentiis, our Chief Executive Officer. There can be no assurance that we will be able to retain the services of such officers and employees. Our failure to retain the services of our key personnel could have a material adverse effect on us. In order to support our projected growth, we will be required to effectively recruit, hire, train and retain additional qualified management personnel. Our inability to attract and retain the necessary personnel could have a material adverse effect us. We have no “key man” insurance on any of our key employees.

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

Dramatic fluctuations in the price of our Common Stock may make it difficult to sell our Common Stock. The market price of our Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

●	dilution caused by our issuance of additional shares of Common Stock and other forms of equity securities in connection with (i) future capital financings to fund our operations and growth, and (ii) attracting and retaining valuable personnel and in connection with future strategic partnerships with other companies;

●	variations in our quarterly operating results;

●	announcements that our revenue or income are below or that costs or losses are greater than analysts’ expectations;

●	the general economic slowdown;

●	sales of large blocks of our Common Stock;

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

●	Fluctuations stock market prices and volumes.

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

The United States Securities and Exchange Commission (the “Commission”) has adopted Rule 15g-9 which establishes the definition of a “penny stock” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

1.	That a broker or dealer approve a person’s account for transactions in penny stocks; and

2.	The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

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

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward looking statements do not apply us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material we provided contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could adversely affect our financial condition.

We have not paid dividends in the past and does not expect to pay dividends for the foreseeable future. Any return on investment may be limited to the value of our Common Stock.

No cash dividends have been paid on our Common Stock. We expect that any income received from operations will be devoted to our future operations and growth. We do not expect to pay cash dividends in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant. If we do not pay dividends, our Common Stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

ITEM 1B. UNRESOLVED STAFF COMMENTS

NOT APPLICABLE

ITEM 2. PROPERTIES

On June 1, 2013, we signed a three year lease agreement for office space and opened our new offices at 210 S. Sierra Ave., Suite A, Oakdale, CA 95361 In the thirds quarter of 2015, we issued 1,233,031 common shares to the landlord to settle back rent and to be let out of the lease agreement. The value of the settlement was $49,321. On November 1, 2015, we moved our offices to 14699 Holman Mtn Rd, Jamestown, CA 95327. The space is provided by the CEO of the Company at no cost.

ITEM 3. LEGAL PROCEEDINGS.

On September 30, 2014, we entered into a settlement agreement (the “Settlement Agreement”) with MicroCap (the “Plaintiff”), one of our vendors, for unpaid fees in the matter of MicroCap vs Green EnviroTech, in the Supreme Court of the State of New York in the County of New York, case number #153345/13. Under the terms of the Settlement Agreement, we agreed to deliver to the Plaintiff 25,000 free trading shares of our common stock, per month, for six months for a total of 150,000 free trading shares (the “Settlement Shares”). We delivered all of the shares to the Plaintiff. On or about June 18, 2015, the Plaintiff moved for a judgment alleging we defaulted under the terms of the Settlement Agreement. The Plaintiff’s position was that the Settlement Shares were unsellable since we were delinquent in our periodic filings under the Securities Exchange Act of 1934, as amended. On June 23, 2015, we filed an opposition to the Plaintiff’s pleadings On June 29, 2015, the Court entered a judgment in favor of the Plaintiff in the amount of $42,111. We have the right to appeal the judgment for a period of one year from the date of judgment and we are reserving our right to appeal. To date, the judgment remains unsatisfied.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITES.

Market Information

Our Common Stock is quoted on the OTCQB under the symbol “GETH” For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Quarter	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First Quarter Ended March 31	$4.50	$0.31	$4.50	$0.31
Second Quarter Ended June 30	$4.02	$0.25	$4.02	$0.25
Third Quarter Ended September 30	$1.77	$0.40	$1.77	$0.40
Fourth Quarter Ended December 31	$1.25	$0.45	$1.25	$0.45

Holders

As of April 4, 2016, there were 23,926,757 shares of common stock issued and outstanding, held by approximately 136 shareholders of record.

Dividends

We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon the existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation plans as of December 31, 2014.

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

Corporate History

Green EnviroTech Holdings Corp. (formerly known as Wolfe Creek Mining, Inc.) was incorporated in the State of Delaware on June 26, 2007. On November 20, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Green EnviroTech Acquisition Corp., a Nevada corporation, and Green EnviroTech Corp. (“Green EnviroTech”), a plastics recovery, separation, cleaning, and recycling company. Green EnviroTech is a Nevada corporation formed on October 6, 2008 under the name EnviroPlastics Corporation.

Pursuant to the Merger Agreement, on November 20, 2009 (the “Closing Date”), Green EnviroTech Acquisition Corp. merged with and into Green EnviroTech, resulting in Green EnviroTech becoming a wholly-owned subsidiary of us (the “Merger”). The acquisition of Green EnviroTech is treated as a reverse acquisition, and the business of Green EnviroTech became our business.

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

Results of Operations

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

We incurred $1,997,615 in wages and professional fees for the year ended December 31, 2014 as compared to $2,658,238 for the year ended December 31, 2013, a decrease of approximately 25.0%. This decrease of $660,623 in wages and professional fees is the result of our decrease in legal fees and and professional services having to do with the use of financing experts preparing financial models for use in the financing arena.

There was no impairments or bad debt write offs for the year ended December 31, 2013. The Company had $33,333 in impairments when it wrote off the engineering and design costs they incurred in 2013 on a facility they were planning to build or purchase to refurbish.

The general and administrative expenses for the year ended December 31, 2014 were $333,083 as compared to $105,233 for the year ended December 31, 2013, an increase of approximately 217.%. This increase of $227,850 was the result of an increase in the rent write-off, advertising and marketing concerning the promotion of the company and testing of product samples and the loss on accounts payable conversion.

The non-operating expenses for the year ended December 31, 2014 were $1,339,875 as compared to $2,547,527 for the year ended December 31, 2013, a decrease of 47%. The decrease of $1,207,652, in non-operating expenses was the result of a decrease in amortization of debt discount. In the previous year, we received $150,000 in cash from a private party and we issued 60,000 shares of restricted common stock when making the loan. The discounted value of the stock was $64,286 as compared to none for the year ended December 31, 2014. Interest expense in the amount of $109,715 for the year ended December 31, 2014 decreased by $12,799 when compared to the $122,514 recorded for the year ended December 31 2013. We have no derivatives for the year ended December 31, 2014. There was a loss in the amount of $25,706 when we settled a contract dispute with a vendor compared to no such loss for the year ended December 31, 2014. We recorded a loss in the amount of $1,171,121 when it agreed to convert debt to shares of our restricted common stock as compared to a $2,360,727 loss when it converted debt to shares of restricted common stock for the year ended December 31, 2013.

During the year ended December 31, 2014, we incurred impairment charges in the amount of $33,333 when we wrote off the engineering costs in the amount of $30,833, which were associated with the building permits for a plant to be built in San Francisco. The building permits would expire before funding of the plant could be consummated. We also wrote down a Sniff Machine used for detecting vapors and odors to fair market value. The write down was for $2,500. The other deductions were the result of our disposing of damaged equipment with no potential production value to us when it did have value in the past. The equipment had been carried on the books for over two years at a value of $125,000. The other deductions also contained the write off of $318,000 paid into or incurred on behalf of Petrosonics, LLC in the anticipation of forming a joint venture together. We entered into a joint venture agreement with Petrosonics, LLC. Pursuant to the Joint Venture Agreement, the parties agreed to the formation of an Irish registered company for the purpose of researching, development, manufacture and commercialization of oil-industry corroborated processes that remove sulfur from crude oil and refined fuels on a worldwide basis. We agreed to make a capital contribution of $14,000,000 (including $2,000,000, which we agreed to contribute within 30 days of execution of the Joint Venture Agreement, and an additional $12,000,000 which we agreed to contribute within 180 days of execution of the Joint Venture Agreement) into the Joint Venture Company for a 51% interest. Petrosonics agreed to contribute certain intellectual property to the Joint Venture Company for a 49% interest. During our due diligence production, it incurred various delays which resulted in funding deferments. The parties agreed to terminate the initial Joint Venture Agreement, effective as of September 3, 2013, with the understanding that a new Joint Venture Agreement may be entered into at a later date. The parties have also agreed verbally to enter into a termination agreement wherein we will be reimbursed a portion of the funds raised in exchange for a release of the IP that was assigned in advance to the entity formed for the Joint Venture. There were no other deductions for the year ended December 31, 2014.

Liquidity and Capital Resources

As of December 31, 2014, we had a balance of cash in the bank in the amount of $7,227 as compared to $185 as of December 31, 2013. We estimate we will need to raise an additional $500,000 in 2015 for working capital. As of December 31, 2014, we had accounts payable to vendors and accrued expenses in the amount of $3,582,614 as compared to $3,805,622 as of December 31, 2013. As of December 31, 2014 and 2013, we did not have any accounts payable to related parties. As of December 31, 2014, we have the Company has loans payable-other in the amount of $454,982 as compared to $1,115,572 as of December 31, 2013. These loans were used for working capital. We did not have any loans payable to any related party as of December 31, 2014 as compared to an amount of $12,287 as of December 31, 2013.

The unsecured, loan payable in the form of a line of credit with the CEO originally dated October 7, 2009 provided up to $200,000 at 4% interest per annum to cover various expenses and working capital infusions until we can be funded. This loan has been extended every year to the end of December of the next upcoming year. The original amount was increased from $200,000 to $1,000,000. This loan has been extended again to December 31, 2014. The remaining principal under this loan due as of December 31, 2014 is $0. This loan was paid in full when it was converted into 42,871 shares of restricted common stock on April 16, 2014 at $1.00 per share. The shares represented $12,287 balance of the loan and $30,584 in accrued interest.

At the beginning of 2014, we had one unsecured loan with H. E. Capital, S. A. in the amount of $127,482. This loan accrues interest at the rate of 8% per annum. The due date of the loan was extended to December 31, 2015. Balance of the loan at December 31, 2014 was $127,482 with accrued interest in the amount of $85,031. In 2013, $676,750 of principal and $119,324 of accrued interest was converted into 1,592,148 shares of our common stock. Please refer to Note 5 of the financial statements which are a part of this filing for further information for a detail of the transactions during the year ended December 31, 2014.

During the year ended December 31, 2010, we entered into a loan payable with an individual for a total amount of $20,000 at 10% due on demand. The interest went to 12% on February 25, 2011 when the note was not paid in full. As of December 31, 2014 the loan has an outstanding balance of $7,500 and accrued interest in the amount of $4,957.

We issued debentures secured by our assets to a group of investors on October 22, 2010. We are in negotiations with the investors to extend these obligations. The balance of these debentures on December 31, 2014 was $305,000 compared to $305,000 for the year ended December 31, 2013. Interest accrued as of December 31, 2014 (12%) was $162,901. $75,000 of these notes was paid on April 27, 2012. Please refer to Note 5 of the financial statements which are a part of this filing for further information.

On November 16, 2012, we entered into a loan agreement with an individual in the amount of $170,000 at 8% due on November 16, 2013. This loan is extended to December 31, 2015. We used the funds to pay off the convertible notes held by Asher Enterprise, Inc. We had three outstanding promissory notes issued to Asher Enterprises, Inc. in the aggregate amount of $203,250 at year end 2011. These were convertible promissory notes with a discounted conversion price. These notes were paid off during the year ended 2012. As of December 31, 2014 this loan has an outstanding balance of $170,000 and accrued interest in the amount of $28,914.

On March 19, 2013, we issued a promissory note to an individual in the amount of $150,000 at 8% due on March 18, 2014. This note has been extended until December 31, 2016. We used the funds for working capital. As of December 31, 2014 this loan has an outstanding balance of $150,000 and accrued interest in the amount of $19,356.

On October 1, 2013, we issued a promissory note to a vendor in exchange for converting accounts payable. The note accrues interest at 8% and is due on September 30, 2014. As of December 31, 2013, this note has an outstanding balance of $171,300 and accrued interest in the amount of $3,454. On February 18, 2014, the holder of the note converted the outstanding balance into 685,200 shares of our restricted common stock at $.25 per share.

During the second quarter, we incurred two new secured notes with Cenco Leasing Company, Inc. Both notes are for one year at 8% interest. The first note was issued on May 5, 2014, for $50,000 and the second note was issued on June 2, 2014, for $40,000. These notes are collateralized by our assets and can be repaid by our common stock when presented for payment. We used the proceeds from these notes for working capital. On January 30, 2015, we entered into a license agreement with Cenco Leasing Company, Inc. (Cenco) we granted the exclusive license rights to Cenco for the states of Oklahoma, Kansas, Arkansas, Nebraska, Missouri, Colorado, North Dakota, South Dakota, Iowa, New Mexico, Nevada, Utah and the entire country of Mexico. The agreement gives exclusive rights to Cenco to utilize certain of our technology to design, construct, own and operate pyrolysis and refining plants in the above defined territories. The agreement calls for Cenco, over certain periods of time as detailed in the agreement, to construct plants in these territories. The agreement also calls for Cenco to pay royalties from the revenues generated from these plants. Such royalties in some states are calculated at a three percent (3%) rate and other states at a five and one half percent (5.5%). It was also agreed that our two notes Cenco is holding, in the amount of $90,000, will be returned to us as license fees. Cenco would also pay us an additional $25,000 as a license fee for another state. This transaction was completed on January 30, 2015.

The following tables provide selected financial data about our company for the years ended December 31, 2014 and 2013.

Balance Sheet Data:	12/31/14	12/31/13

Cash	$7,227	$185
Total assets	$13,653	$41,137
Total liabilities	$4,432,596	$5,238,481
Shareholders’ equity	$(4,418,943)	$(5,197,344)

Cash provided by financing activities for the year ended December 31, 2014 was $283,700. as compared to $503,700 for the year ended December 31, 2013. $90,000 was received as a result of issuing secured debentures and $193,700 was a result of an increase in a working capital loan from H. E. Capital.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of December 31, 2014, as further described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

As of December 31, 2014 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial Statements as of December 31, 2014. These material weaknesses can be rectified by an injection of funding needed to hire personnel to fill the positions needed to carry out the necessary duties for adequate internal controls. Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission which permanently exempt smaller reporting companies.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2016. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2016.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2014, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE .

Below are the names and certain information regarding the Company’s executive officers and directors.

Name	Age	Position
Gary M. DeLaurentiis	71	Chief Executive Officer and Chairman

Directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the board of directors. Lou Perches, the Chief Operating Officer and Director resigned on October 15, 2014 to pursue other interest.

Gary M. De Laurentiis, Chairman and Chief Executive Officer

Mr. De Laurentiis has been our Chief Executive Officer and Chairman since July 2009. Prior to that, he served as our Chief Operating Officer from September 2008 until July 2009. Mr. DeLaurentiis has been active in the plastics recycling business for nearly 20 years. In partnership with the Chinese government, he designed and built his first plastics recycling plant in 1987. In the years since, he has designed, remodeled, built and operated plants in Mexico, North Carolina, Ohio, Florida, California and Canada for both local governments and private industries. From 1992 to 1995, Mr. De Laurentiis worked directly with the state government in Campeche, Mexico, living on-site for eighteen (18) months while directing the entire project. In 1996, an Ohio based group recruited Mr. De Laurentiis to open a shuttered recycling plant. Mr. De Laurentiis left the Company in 1999 to start ECO2 Plastics Inc. Subsequently, he left Eco2 Plastics in September 2008 to start Green EnviroTech. Mr. DeLaurentiis’ experience in the plastics industry led to the conclusion that Mr. De Laurentiis should serve on the Company’s board given the Company’s business and structure.

Section 16(a) Beneficial Ownership Compliance

Our officers, directors and shareholders owning greater than ten percent (10%) of our shares are required to file beneficial ownership reports pursuant to Section 16(a) of the Securities and Exchange Act (the “Exchange Act”). All such reporting obligations were complied with during the year ended December 31, 2013, except that, our chief executive officer and chief operating officers have not filed Form 3’s.

Code of Ethics

We do not currently have a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller, or persons performing similar functions. Because we have only limited business operations and one (1) officer and one (1) director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

Audit Committee Financial Expert

Because of our the small size and early stage, we do not currently have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, or a committee performing similar functions.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in our best interests and our shareholders to combine these roles. Mr. DeLaurentiis has served as our Chairman since July 2009. Due to our small size and early stage, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

Our board of directors is primarily responsible for overseeing our risk management processes. The board of directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our assessment of risks. The board of directors focuses on the most significant risks facing us and our general risk management strategy, and also ensures that risks undertaken by us are consistent with the board’s appetite for risk. While the board oversees our risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing us and that our board leadership structure supports this approach.

Changes in Nominating Process

During the year ended December 31, 2014, there are no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation paid or accrued in respect of our Chief Executive Officer and those executive officers who received compensation in excess of $100,000 per year for the years ended December 31, 2014 and 2013

Name & Principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation Earnings ($)	Total ($)

Gary DeLaurentiis Chief
Executive Officer and	2013	$324,500							$324,500
Chariman	2014	$300,000		$305,000					$605,000

Lou Perches
Chief Operations	2013	$257,200							$257,200
Officer	2014	$157,500		$100,000					$257,500

●	Gary DeLaurentiis CEO salary was accrued in the amount of $300,000 at December 31, 2014 and $300,000 at December 31, 2013. The CEO received during 2014 common stock awards in the amount of 1,150,000 shares valued at $305,000. The CEO received during 2013 common stock awards in the amount of 25,000 shares valued at $24,500.

●	Lou Perches COO salary was accrued in the amount of $157,500 at December 31, 2014 and $210,000 for December 31, 2013. The COO received during 2014 common stock awards in the amount of 300,000 shares valued at $100,000. The COO received during 2013 common stock awards in the amount of 65,000 shares valued at $47,200.

Employment Agreements

Employment Agreement with Gary DeLaurentiis

On June 1, 2011, we entered into employment contracts with our Chief Executive Officer at a base salary of $300,000. The contract provided for an annual bonus in an amount equal to at least the base salary of the officer. The contract also provided for stock and/or option incentive for the purchase of common stock at the discretion of the Board of Directors. Salaries and bonuses are being accrued until such time the company has the funds to pay accrued wages.

Director Compensation

None of our directors received any compensation for services as director for the year ended December 31,2014.

Outstanding Equity Awards at December 31, 2014

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2014

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of April 4, 2016, with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. This is based upon a total of 23,926,757 shares issued and outstanding as of April 4, 2016.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Directors and Officers:
Gary M. De Laurentiis	4,773,424	19.95

All officers and directors as a group (1 person)	4,773,424	19.95
Holders of more than five percent
Black Lion Oil Ltd	5,779,016	24.15
Brian Williamson	1,556,781	6.51
Chris Bower	1,250,000	5.22

(1)	Except as otherwise indicated, the address of each beneficial owner is: 14699 Holman Mtn, Jamestown, CA 95327.

(2)	Applicable percentage ownership is based on 23,926,757 shares of Common Stock outstanding as of April 4, 2016, together with securities exercisable or convertible into shares of common stock within 60 days of April 4, 2016, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Options or warrants to purchase shares of Common Stock that are currently exercisable or exercisable within 60 days of April 4, 2016, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

Gary De Laurentiis, our chief executive officer, has provided us with an unsecured line of credit of up to $1,000,000. Interest on the line of credit is 4% per annum. The loan was paid in full when it was converted on April 16, 2014, by issuing 42,871 shares of our restricted common stock at a conversion rate of $1.00 per share. The shares represented $12,287 principal balance of the loan and $30,584 of accrued interest.

Director Independence

Our directors are not independent as that term is defined under the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table set forth the total fees charged to us for audit services, including quarterly reviews, other audit-related services, tax services , and for other services for the years ended December 31, 2014 and 2013, respectively:.

	December 31, 2014	December 31, 2013
Audit services	$21,000	$13,500
Other audit-related services	-	-
Tax services	-	-
Total	$21,000	$13,500

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

Exhibit Number	Description

3.1	Certificate of Incorporation (Incorporated by reference to our registration statement on Form S-1 (File No. 333-149626), filed with the Securities and Exchange Commission on March 11, 2008)

3.2	Certificate of Amendment of Incorporation (Incorporated by reference to our current report on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2010

3.3	Certificate of Designation of Magic Bright Acquisition Series C Convertible Preferred Stock (incorporated by reference to our current report on Form 8-K filed with the SEC on February 15, 2011)

3.4	Certificate of Amendment to Certificate of Incorporation effective March 17, 2013

3.5	By-Laws (Incorporated by reference to our registration statement on Form S-1 (File No. 333-149626), filed with the Securities and Exchange Commission on March 11, 2008)

10.1	Agreement and Plan of Merger, dated November 20, 2009, by and among the Company, Green Enviro Tech Corp. and Green EnviroTech Acquisition Corp. (Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2009)

10.2	Equipment Purchase and Installation Agreement, dated December 12, 2009, by and among Green Enviro Tech Corp., and Plast2Fuel Corporation (Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2009)

10.3	Oil Marketing and Distribution Agreement, dated December 12, 2009, by and among Green Enviro Tech Corp. and Plast2Fuel Corporation (Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2009)

10.4	License Agreement, dated December 12, 2009, by and among Green Enviro Tech Corp. and Past2Fuel Corporation (Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2009)

10.5	Employment Agreement between the Company and Gary De Laurentiis (incorporated by reference to our annual report on Form 10-K filed with the SEC on April 8, 2010)

10.6	Employment Agreement between the Company and Jeffrey Chartier (incorporated by reference to our annual report on Form 10-K filed with the SEC on April 8, 2010)

10.7	Employment Agreement between the Company and Andrew Kegler (incorporated by reference to our annual report on Form 10-K filed with the SEC on April 8, 2010)

10.7	HE Capital, SA Note dated April 14, 2010 (incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on May 12, 2010)

10.8	First Amendment to Plas2Fuel License Agreement, dated May 18, 2010, by and between Green EnviroTech and Plas2Fuel, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on June 8, 2010)

10.9	License Agreement, dated April 30, 2010, by and between Green EnviroTech and Ergonomy (incorporated by reference to our current report on Form 8-K filed with the SEC on June 8, 2010)

10.10	License Agreement, dated May 18, 2010, by and between Green EnviroTech and Thar Process, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on June 8, 2010)

10.11	License Agreement, dated May 18, 2010, by and between Green EnviroTech and Thar Process, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on June 8, 2010)

10.12	8% Promissory Note, dated August 6, 2010 (incorporated by reference to our quarterly report on Form 10-Q, filed with the SEC on November 9, 2010)

10.13	8% Promissory Note, dated September 13, 2010 (incorporated by reference to our quarterly report on Form 10-Q, filed with the SEC on November 9, 2010)

10.14	Form of Securities Purchase Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on January 27, 2011)

10.15	Form of Debenture (incorporated by reference to our current report on Form 8-K filed with the SEC on January 27, 2011)

10.16	Form of Security Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on January 27, 2011)

10.17	Form of Warrant (incorporated by reference to our current report on Form 8-K filed with the SEC on January 27, 2011)

10.18	Separation Agreement, dated as of January 25, 2011, between the Company and Jeffrey Chartier incorporated by reference to our current report on Form 8-K filed with the SEC on January 31, 2011)

10.19	Securities Purchase Agreement, dated February 14, 2011, between the Company, Magic Bright and the Sellers incorporated by reference to our current report on Form 8-K filed with the SEC on February 15, 2011)

10.20	Amendment No. 1 to Securities Purchase Agreement, between the Company, Magic Bright and the Sellers, dated March 16, 2011 (incorporated by reference to Form 8-K filed with the SEC on March 18, 2011)

10.21	Amendment No. 2 to Securities Purchase Agreement, between the Company, Magic Bright and the Sellers, dated March 25, 2011 (incorporated by reference to Form 8-K filed with the SEC on March 31, 2011)

10.22	Employment Agreement, dated as of March 30, 2011 between the Company and Wong Kwok Wing, Tony, dated as of March 31, 2011 (incorporated by reference to Form 8-K filed with the SEC on April 1, 2011)

10.22	Letter Agreement, dated as of March 5, 2012, between the Company, Magic Bright, and the Sellers (incorporated by reference to Form 8-K filed with the SEC on March 9, 2012).
16.1	Letter from KBL, LLP (incorporated by reference to 8-K filed with the SEC on May 22, 2012)
16.2	Letter from Michael F. Cronin, CPA (incorporated by reference to 8-K filed with the SEC on March 13, 2013)

21.1	List of Subsidiaries: Green EnviroTech Wisconsin, Inc.

31.1	Certification by Principal Executive and Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Principal Executive and Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEDULE

EX-101.CAL	XBRL EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL EXTENSION LABLE LINKBASE

EX-101.PRE	XBRL EXTENSION PRESENTATION LINKBASE

22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Green Envirotech Holdings Corp.

Oakdale, California

We have audited the accompanying consolidated balance sheets of Green Envirotech Holdings Corp. and its subsidiary (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Envirotech Holdings Corp. and its subsidiary as of December 31, 2014 and 2013 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit as of December 31, 2014 and has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

April 4, 2016

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

	2014	2013
ASSETS

CURRENT ASSETS
Cash	$7,227	$185
Other current assets	6,426	10,119
Total current assets	13,653	10,304

Other Assets:
Engineering Costs	-	30,833
	-	30,833

TOTAL ASSETS	$13,653	$41,137

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$575,417	$686,538
Accrued expenses	3,007,197	3,119,084
Secured debentures payable	395,000	305,000
Loan payable - other	454,982	1,115,572
Loan payable - related party	-	12,287
Total current liabilities	4,432,596	5,238,481

TOTAL LIABILITIES	4,432,596	5,238,481

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 17,503,432 and 5,904,688 shares issued and outstanding	17,503	5,905
Additional paid in capital	15,447,308	11,009,932
Accumulated deficit	(19,883,754)	(16,213,181)
Total stockholders’ equity (deficit)	(4,418,943)	(5,197,344))

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,653	$41,137

The accompanying notes are an integral part of these consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2014	DECEMBER 31, 2013

REVENUE	$-	$-

COST OF REVENUES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES
Wages and professional fees	1,997,615	2,658,238
General and administrative	333,083	105,233
Total operating expenses	2,330,698	2,763,471

NON-OPERATING EXPENSES
Amortization of debt discount	-	64,286
Interest expense	109,715	122,514
Impairment expense	33,333	443,000
Loss on settlement of Payable	25,706	-
Loss on debt conversion	1,171,121	2,360,727
Total non-operating expenses	1,339,875	2,990,527

NET (LOSS) FROM CONTINUING OPERATIONS	(3,670,573)	5,753,998

NET (LOSS)	$(3,670,573)	$(5,753,998)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	11,025,066	3,952,778

NET (LOSS) PER SHARE	$(0.33)	$(1.46)

The accompanying notes are an integral part of these consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2012	-	$-	2,499,585	2,500	6,130,525	(10,459,183)	(4,326,158)

Common shares issued for fractional shares resulting from 1 for 100 reverse stock split effective March 27, 2013			33

Common shares issued for services	-	-	1,047,864	1,048	1,220,312		1,221,360

Conversion of notes payable to common shares	-	-	1,606,251	1,606	799,968		801,574

Conversion of accrued salary to common shares	-	-	476,198	476	297,922		298,398

Conversion of accounts payable to common shares			151,757	152	73,316		73,468

Common shares issued for cash	-	-	63,000	63	62,937		63,000

Common shares issued as sweeteners for debt			60,000	60	64,226		64,286

Loss on debt conversion					2,360,727		2,360,727

Net loss for the year ended December 31, 2013	-	-	-	-	-	(5,753,998)	(5,753,998)

Balance - December 31, 2013	-	$-	5,904,688	$5,905	$11,009,932	$(16,213,181)	$(5,197,344)

Common shares issued for services	-	-	680,000	680	251,815		252,495

Common shares issued for services-related party	-	-	1,910,000	1,910	633,950		635,860

Conversion of notes payable & accrued salary related party to common shares	-	-	821,108	821	820,287		821,108

Conversion of accounts payable and accruals to common shares	-	-	1,773,620	1,773	512,352		514,125

Conversion of notes payable to common shares	-	-	6,299,016	6,299	960,955		967,254

Common shares issued as sweeteners for debt			100,000	100	12,900		13,000

Exercise of warrants			15,000	15	14,985		15,000

Warrants issued to consultants for fees					59,011		59,011

Loss on debt conversion					1,171,121		1,171,121

Net loss for the year ended December 31, 2014	-	-	-	-	-	(3,670,573)	(3,670,573)

Balance - December 31, 2014	-	$-	17,503,432	$17,503	$15,447,308	$(19,883,754)	$(4,418,943)

The accompanying notes are an integral part of these consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	YEAR ENDED	YEAR ENDED
	DEC 31, 2014	DEC 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(3,670,573)	$(5,753,998)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Common stock issued for services	252,495	1,221,360
Common stock issued for services-related parties	635,860	-
Stock issued as sweetners for debt	13,000	-
Warrants issued for services	59,011	-
Loss on settlement of Accounts Payable	25,706	-
Loss on conversion of Accounts Payable & accruals	96,643	-
Loss on debt conversion	1,171,121	2,360,727
Consulting services	60,000	-
Debt services as a result of third party payments	19,510	-
Impairment expense	33,333	443,000
Amortization of debt discount	-	64,286

Change in assets and liabilities
(Increase) in deposits and other current assets	1,193	(5,335)
Increase in accounts payable- related party	-	(4,975)
Increase in accounts payable and accrued expenses	1,049,043	1,200,267
Net cash (used in) operating activities	(253,658)	(474,668)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures related to plans for building construction	-	(30,833)
Net cash (used in) investing activities	-	(30,833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash	-	63,000
Proceeds received from loan payable - related party	-	7,000
Payments on loan payable - related party	-	(30,700)
Proceeds received from loan payable - other	170,700	464,400
Proceeds received from secured debentures	90,000	-
Net cash provided by financing activities	260,700	503,700

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,042	(1,801)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	185	1,986

CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,227	$185

The accompanying notes are an integral part of these consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

Green EnviroTech Holdings Corp. (the “Company”) was incorporated on June 26, 2007 under the name Wolfe Creek Mining, Inc. under the laws of the State of Delaware. On November 20, 2009, the Company completed a reverse merger transaction pursuant to which it acquired Green EnviroTech Corp., a Nevada corporation. Wolfe Creek Mining, Inc. up until November 20, 2009 was primarily engaged in the acquisition and exploration of mining properties. Green EnviroTech Corp was incorporated on October 6, 2008 and was engaged in plastics recovery. The financial statements included herein are the financials of Green EnviroTech Holdings Corp. and subsidiaries from October 6, 2008 to current.

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

The Company has generated minimal revenues since inception and has generated losses since inception and needs to raise additional funds to carry out the business plan. For the year ended December 31, 2014, the Company had a net loss. The Company also has a working capital deficit and has an accumulated deficit.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its interest in Green EnviroTech CA1, LLC, a joint venture which had no operations for the year. Intercompany balances and transactions were eliminated between the Company and the joint venture. The Company owns 99% of the Joint Venture. There is no specific operational use for the Joint Venture at present.

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

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.

The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. The Company does not have any cash equivalents as of December 31, 2014 and 2013, respectively.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Costs of maintenance and repairs will be charged to expense as incurred. The Company through December 31, 2013, incurred some engineering and design costs on a facility they were planning to build or purchase to refurbish. All of these costs were written off at December 31, 2014 as impairment.

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

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes. There are two major components of income tax expense, current and deferred. Current income tax expense approximates cash to be paid or refunded for taxes for the applicable period. Deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. Deferred tax expense or benefit is the result of changes between deferred tax assets and liabilities.

A valuation allowance is established when, based on an evaluation of objective verifiable evidence, it is more likely than not that some portion or all of deferred tax assets will not be realized.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

As of January 1, 2016, we have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and California as our “major” tax jurisdictions. Generally, we remain subject to Internal Revenue Service examination of our 2009 through 2015 California Franchise Tax Returns. However, we have certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax position have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable.

(Loss) Per Share of Common Stock

The company follows ASC 260, Earnings per Share. Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented.

Intangible Assets

ASC 350 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company’s assessment for impairment of assets involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, and considers year-end the date for its annual impairment testing, unless information during the year becomes available that requires an earlier evaluation of impairment testing. The Company during the year ended December 31, 2014 incurred impairment charges in the amount of $33,333 when it wrote off the engineering costs in the amount of $30,833 which were associated with the building permits for a plant to be built in San Francisco. The building permits would expire before funding of the plant could be consummated. The Company also wrote down a Sniff Machine used for detecting vapors and odors to fair market value. The write down was for $2,500. During the year ended December 31, 2013 incurred impairment charges in the amount of $443,000 which consisted of disposing of damaged equipment with no potential production value to the Company when it did have value in the past. The equipment had been carried on the books for over two years at a value of $125,000. The other deduction was the write off of $318,000 paid into or incurred on behalf of Petrosonics, LLC in the anticipation of forming a joint venture together. The Company entered into a joint venture agreement with Petrosonics, LLC. Pursuant to the Joint Venture Agreement, the parties agreed to the formation of an Irish registered company for the purpose of researching, development, manufacture and commercialization of oil-industry corroborated processes that remove sulfur from crude oil and refined fuels on a worldwide basis. The joint venture did not go forward.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Stock-Based Awards

ASC 718 Compensation – Stock Compensation prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

The Company measures the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and recognizes it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. The Company estimates the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s statement of operations. The forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the fiscal periods ended December 31, 2014 and 2013, the Company’s estimated forfeiture rate is 0% based on the Company’s historical experience. There were 0 stock options granted to employees during the years ended December 31, 2014 and 2013.

During the fiscal periods ended December 31, 2014 and 2013, the Company granted common stock warrants to investors, lenders and certain officers as discussed in Note 3. The fair value of stock warrants issued in conjunction with the issuance of common stock is recorded against common stock as stock issuance cost. The fair value of stock warrants issued in conjunction with notes payable is recognized as a discount on the related debt and amortized to interest expense over the term to maturity.

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

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

Fair Value Measurements

The Company adopted certain provisions of ASC Topic 820. ASC 820 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

●	Level 1 inputs: Quoted prices for identical instruments in active markets.

●	Level 2 inputs: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

●	Level 3 inputs: Instruments with primarily unobservable value drivers.

Recently Issued Accounting Standards

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

Common Stock

The Company has 250,000,000 common shares of $0.001 par value stock authorized. On December 31, 2014, the Company had 17,503,432 common shares outstanding.

Effective March 27, 2013, the Company effected a 100-for-1 reverse split of its common stock. The financial statements were adjusted to reflect the reverse stock split for all periods as of the first day of the first period presented.

Warrants

The Company used the Black-Scholes option pricing model in valuing options and warrants. The inputs for the valuation analysis of the options and warrants include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price and the risk free interest rate. As of December 31, 2014 and 2013 total unrecognized compensation expense related to nonvested share-based compensation arrangements was $0.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The key inputs in determining grant date fair value are as follows:

Period Ended December 31,
2014
Risk-free interest rate	1.25%
Dividend yield	0.00%
Expected volatility	110.24%
Expected term (in years)	5.0
Weighted average grant date fair value of warrants granted during the period	$0.10

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

The following table presents the warrant activity during 2013 and 2014:

		Weighted
		Average
	Warrants	Exercise Price
Outstanding - December 31, 2012	19,519	$5.64
Granted	-	-
Forfeited/canceled	-	-
Exercised	-	-
Outstanding - December 31, 2013	19,519	$5.64
Granted-Oct 10, 2014	650,000	$0.10
Forfeited/canceled	-	-
Exercised-Feb 19, 2014	(15,000)	($1.00)
Outstanding - December 31, 2014	654,519	$0.24
Exercisable as of December 31, 2014	394,519	$0.34

The weighted average remaining life of the outstanding common stock warrants as of December 31, 2014 and 2013 was 4.75 and 0.81 years. The aggregate intrinsic value of the outstanding common stock warrants as of December 31, 2014 and 2013 was $0 for both years.

During the year ended December 31, 2013:

●	the Company issued 1,047,864 common shares for services valued at $1,221,360. Of this amount, 42,000 shares were for related parties valued at $69,960

●	the Company issued 1,606,251 common shares to convert $682,250 of principal and $119,324 of interest on notes payable into equity.

●	the Company issued 216,198 shares valued at $216,198 to its President for accrued salary and the Company issued 260,000 common shares valued at $82,200 for accrued salary of employees

●	the Company issued 151,757 common shares to convert $73,468 of accounts payable

●	the Company sold 63,000 common shares for cash proceeds of $63,000

●	the Company issued 60,000 shares as a sweetener for a debt holder valued at $64,286. The relative fair value was recorded as a discount to the note and was fully amortized during the year.

●	the Company issued 33 common shares to replace fractional shares as a result of the 100 for 1 reverse stock split dated March 27, 2013

●	the Company recognized a loss on conversion of debt, accrued salaries, and accounts payable of $2,360,727

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

During the year ended December 31, 2014:

●	the Company issued 680,000 common shares for services valued at $252,495 and additional 1,910,000 common shares for services valued at $635,860 were issued to related parties.

●	the Company issued 6,299,016 common shares to convert $967,254 of principal and interest on notes payable into equity,

●	the Company issued 650,000 common stock warrants to an attorney, the warrants convert within 5 years of issuance @ $0.10 per warrant. 130,000 warrants vested when issued and 130,000 vested the 10th of the following four months after issue date. These warrants were valued at $59,011 at December 31, 2014 by the Black-Sholes method.

●	the Company issued 821,108 shares valued at $821,108 to a related party for accrued salary and conversion of note payable, 42,871 of these shares were issued to the CEO for the payoff of his note with a principal balance of $12,287 and accrued interest of $30,584

●	the Company issued 1,773,620 common shares to convert $417,482 of accounts payable and accruals which resulted in an operating loss of $96,643.

●	the Company issued 100,000 shares as a sweetener for debt holders valued at $13,000.

●	the Company issued 15,000 common shares valued at $15,000 to convert warrants.

●	the Company recognized a loss on conversion of debt in the amount of $1,171,121.

NOTE 4- LOAN PAYABLE – RELATED PARTY

The Company had an unsecured, loan payable in the form of a line of credit with its CEO. The CEO had provided a line of credit up to $1,000,000 at 4% interest per annum to the Company to cover various expenses and working capital infusions until the Company received sufficient other funding. This loan was extended to December 31, 2015 at the end of the previous year. The loan was paid in full when it was converted on April 16, 2014 by issuing 42,871 shares of restricted common stock of the Company at a conversion rate of $1.00 per share The shares represented $12,287 of principal and $30,584 of accrued interest. A reconciliation of the loan is as follows:

	December 31, 2014	December 31, 2013

Beginning Balance	$12,287	$44,187
Proceeds	-	7,000
Payments on accounts payable	-	2,000
Repayments	-	(30,700)
Repayment by HE Capital	-	(4,700)
Stock Conversion	(12,287)	(5,500)

Ending Balance	$-	$12,287

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 5- LOAN PAYABLE – OTHER

In 2013, the Company converted $682,250 of principal and $119,324 of accrued interest in notes held by to H. E. Capital, S. A. into 1,592,148 shares of the Company’s common stock. The conversion occurred at conversion prices lower than the market price at the time resulting in a $2,360,727 loss on debt conversion. Two of three debt instruments with H. E. Capital, S. A. were eliminated in the conversions.

The Company at the beginning of the year 2014 had a Line of Credit with H. E. Capital, S. A. This Line of Credit accrues interest at the rate of 8% per annum. The due date of the loan was extended to December 31, 2016. Balance of the loan at December 31, 2014 was $127,482 with accrued interest in the amount of $85,031 as compared to $616,772 with accrued interest in the amount of $50,473 for the year ended December 31, 2013

History of the H. E. Capital loans is as follows:

	December 31, 2014	December 31, 2013

Beginning Balance	$616,772	$663,250
Proceeds	170,700	464,400
Vendors paid direct on behalf of the Company	19,510	-
Reclassification from accounts payable	53,000	-
Consulting fees	60,000	136,172
Joint Venture Investment paid direct	-	125,000
Repayment to related party	-	4,700
Allocation Green Power Energy	-	(100,000)
Assignments	(445,000)	-
Non-cash conversion	(347,500)	(676,750)

Ending Balance	$127,482	$616,772

The Company on February 25, 2010 issued a promissory note to an individual in the amount of $20,000 at 10% due on demand. This interest rate was increased to 12% beginning in 2012. The Company repaid $10,000 of this note on August 10, 2010. The Company also repaid $2,500 of this note on April 13, 2011. As of December 31, 2014 and 2013 the loan has an outstanding balance of $7,500 each year and accrued interest in the amount of $4,957 and $4,057, respectively.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The Company issued a promissory note on November 15, 2012 to an individual in the amount of $170,000 at 8% due on November 16, 2013. The note was extended to November 15, 2016. This note was reassigned from HE Capital. The Company used the funds to pay off the convertible notes held by Asher Enterprise, Inc. As of December 31, 2014 this loan has an outstanding balance of $170,000 and accrued interest in the amount of $28,914 as compared to $170,000 outstanding balance and accrued interest in the amount of $15,314 for the year ended December 31, 2013.

The Company issued a promissory note on March 19, 2013 to an individual in the amount of $150,000 at 8% due on March 18, 2014. The Company used the funds for working capital. As of December 31, 2014 this loan has an outstanding balance of $150,000 and accrued interest in the amount of $19,356. Compared to December 31, 2013 this loan had an outstanding balance of $150,000 and accrued interest in the amount of $4,356.

The Company issued a promissory note in the amount of $171,300 on October 1, 2013 to a vendor in exchange for converting accounts payable. The note accrues interest at 8% and is due on September 30, 2014. As of December 31, 2013 this note has an outstanding balance of $171,300 and accrued interest in the amount of $3,454. On February 18, 2014, the note was converted into 685,200 shares of common stock. There was a conversion loss in the amount of $246,672.

During the fourth quarter 2014, the Company was faced with satisfying a disputed obligation with one of its vendors by issuing 150,000 free trading shares of the Company. The debt had not matured for the amount of time required for the obligation to receive free trading shares. In order to satisfy the debt, the Company entered into an agreement with H. E. Capital, S.A. to convert $30,000 of its Line of Credit Note with the Company into 150,000 free trading shares of the Company. H. E. Capital S.A. converted the required portion of its debt from the Company into the shares needed and issued 25,000 free trading shares in December 2014 and the balance of 125,000 free trading shares in February 2015. The Company was contingently liable for the vendor debt on December 31, 2014 and until it was totally satisfied in February 2015. The Company incurred an operating loss of $25,706 as a result of the transaction.

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

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

The balance of these Debentures on December 31, 2014 and 2013 was $305,000. The interest for the year ended December 31, 2014 was $37,108 and accrued as of December 31, 2013 (12%) was $162,902. These notes are in negotiation for extension.

The Company entered into two new note agreements with Cenco Leasing Company during the second quarter secured by the assets of the Company and common stock of the Company. Both notes are for one year at 8% interest. The first note was issued on May 5, 2014 for $50,000 and the second note was issued on June 2, 2014 for $40,000. Of these amounts, $23,000 was paid directly to vendors for expenses. These notes are collateralized by assets of the Company and can be repaid by common stock of the Company when presented for payment. The Company used the proceeds from these notes for working capital. These notes were satisfied in the 1st Qtr of 2015. Please refer to subsequent events.

NOTE 7- PROVISION FOR INCOME TAXES

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

Net Deferred Tax Assets consisted of the following components as of December 31, 2014 and 2013:

	2014	2013
Deferred Tax Assets:

NOL Carryover Tax Advantage	$3,394,400	$3,566,500
Valuation allowance	(3,394,400)	(3,566,500)

	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal Income tax rate to pretax income from continuing operations for the years ended December 31, 2014 and 2013.

At December 31, 2014, the Company had a net operating loss carry forward in the amount of approximately $9,984,000 available to offset future taxable income through 2033. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

NOTE 8- COMMITMENTS

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

On June 1, 2013 the Company signed a three-year lease for office space and opened its corporate offices in Oakdale, CA. The office is staffed by the CEO, COO and two office personnel. The office space is approximately 3,300 sq ft. The lease calls for lease payments in the amount of $3,300 per month the first year, $3,738 per month the 2nd year and $3,841 per month the 3rd year. The Company negotiated with the landlord during the third quarter of 2015 for the landlord to accept stock as settlement to let the Company out of its office lease. The Company issued to the landlord 1,233,031 common shares to settle $49,321 in obligations. The Company’s offices are currently located at 14699 Holman Mtn Rd, Jamestown, CA 95327. The space is provided by the CEO of the Company at no cost.

NOTE 9- JOINT VENTURE AGREEMENT WITH PETROSONICS, LLC. AND ITS TERMINATION

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

NOTE 10- SUBSEQUENT EVENTS

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

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

On January 30, 2015, in conjunction with the execution of the agreement between the Company and Cenco, the Company entered into a mutual release agreement with a former employee who claimed to have certain technology rights of the Company. It was agreed wherein the employee would release to the company any claim to any and all rights to certain technology concerning the pyrolysis and refining of certain materials into oil. Included in the agreement was a provision in which the former employee would forfeit all of their accrued salary the Company was carrying as a liability to the former employee. The Company will recognize equity adjustment from the write off of the accrued salary. In exchange for the forfeiture of the accrued salary, Cenco had entered into a separate agreement with the former employee wherein the former employee would receive certain territorial rights given to Cenco.

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

On October 1, 2015, the Company and EraStar agreed to an amendment to the May 13, 2015 Settlement Agreement wherein 350,000 shares currently issued to EraStar for services, GETH may cancel and reissue a total of 370,000 shares to EraStar or assigns as directed for full consideration of contractual obligations.

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

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

The Company on September 30, 2014 settled a claim in New York courts from a vendor for unpaid fees, MicroCap vs Green EnviroTech, by agreeing to deliver 25,000 shares a month for six months to the plaintiff. All the shares were delivered. On or about June 18, 2015, Microcap asked the court for a judgment alleging a default of the stipulation of settlement. Microcap’s position was that what was delivered was unsellable as the Company had not made timely filings of its Securities and Exchange Commission filings. The Company filed a Statement in opposition on June 23, 2015. On June 29, 2015, the Court entered a judgment in the amount of $42,111 in favor of Microcap. The Company has the right to appeal this judgment for a period of one year from the date of judgment and is reserving its right to appeal.

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

GREEN ENVIROTECH HOLDINGS, CORP.

Date: April 4, 2016	By:	/s/ Gary M. De Laurentiis
Gary M. De Laurentiis Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary M. De Laurentiis	Chief Executive Officer and Chairman of the Board	April 4, 2016
Gary M. De Laurentiis	(Principal Executive, Financial and Accounting Officer)

24