Form 10-Q
period 2015-03-31
GREEN ENVIROTECH HOLDINGS CORP.
filed 2016-05-26
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date; 23,926,757 shares of common stock are issued and outstanding as of May 26, 2016.

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

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS

CURRENT ASSETS
Cash	$737	$7,227
Other current assets	6,426	6,426
Total current assets	7,163	13,653

TOTAL ASSETS	$7,163	$13,653

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$652,212	$575,417
Accrued expenses	2,356,544	3,007,197
Secured debentures payable	305,000	395,000
Loan payable - other	486,982	454,982
Total current liabilities	3,800,738	4,432,596

TOTAL LIABILITIES	3,800,738	4,432,596

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 17,568,726 and 17,503,432 shares issued and outstanding as of March 31, 2015 and December 31, 2014	17,569	17,503
Additional paid in capital	16,221,558	15,447,308
Accumulated Deficit	(20,032,702)	(19,883,754)
Total stockholders’ equity (deficit)	(3,793,575)	(4,418,943)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,163	$13,653

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS	THREE MONTHS
	MARCH 31, 2015	MARCH 31, 2014

OPERATING EXPENSES
Wages and professional fees	$130,465	$349,382
General and administrative	81,910	121,078
Total operating expenses	212,375	470,460

NON-OPERATING EXPENSES
Interest expense	21,019	27,426
Vendor judgement award	42,111
Loss on debt conversion	(6,529)	766,916
Total non-operating expenses	56,601	794,342

OTHER INCOME:
Territorial license fees	120,028	-

NET (LOSS)	$(148,948)	$(1,264,802)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	17,508,510	5,679,173

NET (LOSS) PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.22)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	THREE MONTHS ENDED	THREE MONTHS ENDED
	MARCH 31, 2015	MARCH 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(148,948)	$(1,264,802)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Common stock issued for services	-	15,700
Common stock issued to reduce and extend debt	-	25,317
Loss (gain) on debt conversion	(6,529)	808,916
Debt increase as a result of a consulting agreement	15,000	-
Warrants issued for services	47,996	-
Warrants exercised	-	15,000

Change in assets and liabilities
(Increase) in deposits and other current assets	-	(250)
Note principal & interest extinguished for licenses to build plants	(95,028)	-
Increase in accounts payable and accrued expenses	164,019	286,282
Net cash (used in) operating activities	(23,490)	(113,837)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from loan payable - related party	-	4,000
Payments on loan payable - related party	-	(4,000)
Proceeds received from loan payable - other	17,000	145,000
Net cash provided by financing activities	17,000	145,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(6,490)	31,163

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,227	185

CASH AND CASH EQUIVALENTS - END OF PERIOD	$737	$31,348

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for subscriptions receivable	$-	$-
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Conversion of loans payable for common stock	$-	$513,800
Equity adjustment for accrued salary of officer	$721,749	$-
Shares issued for accounts payable and accruals	$11,100	$25,317

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation and Accounting Policies:

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2014 and 2013 audited financial statements included in Form 10-K and should be read in conjunction with the Notes to Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-months period ended March 31, 2015 and 2014. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

In the second quarter of 2014, the Company elected to adopt early Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.”

Principles of consolidation – The consolidated financial statements include the accounts of its controlled subsidiaries. Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany transactions are eliminated.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2	Going Concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the three months ended March 31, 2015, the Company had a net loss of $148,948. The Company also has a working capital deficit of $3,793,575 and has accumulated deficit of $20,032,702. Further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3	Loan Payable – Other

We have an unsecured line of credit with H. E. Capital, S. A. The line of credit accrues interest at the rate of 8% per annum. The due date of the line of credit has been extended to December 31, 2016. Balance of the line of credit at March 31, 2015 was $159,482 with accrued interest in the amount of $87,554. We also have an agreement with H.E. Capital wherein we pay $5,000 monthly for financial services. As of March 31, 2015, $15,000 was due under these terms. A schedule of the H. E. Capital loan activity with use for 2015 is as follows:

H. E. Capital S.A. transactions for 2015	March 31, 2015	December 31, 2014

Beginning Balance	$127,482	$616,772
Proceeds	17,000	170,700
Vendors paid direct on behalf of the Company	-	19,510
Reclassification from accounts payable	-	53,000
Consulting fees	15,000	60,000
Assignments	-	(445,000)
Non-cash conversions	-	(347,500)

Ending Balance	$159,482	$127,482

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We issued an 8% promissory note in the amount of $150,000 on March 19, 2013 to a private investor. This note is extended to December 31, 2016. The Company used the proceeds from this note for working capital. As of March 31, 2015 this loan has an outstanding balance of $150,000 and accrued interest in the amount of $23,055.

On January 24, 2011, we entered into a series of securities purchase agreements with accredited investors pursuant to which we sold an aggregate of $380,000 in 12% secured debentures. The Debentures are secured by the assets of the Company pursuant to security agreements entered into between us and the investors. As of March 31, 2015 these secured debentures have an outstanding balance of $305,000 and accrued interest in the amount of $172,052. These debentures are in default and the Company is in negotiations with the holders for extensions.

We entered into two new note agreements with Cenco Leasing Company, Inc. during the second quarter of 2014. Both notes are for one year at 8% interest. The first note was issued on May 5, 2014 for $50,000 and the second note was issued on June 2, 2014 for $40,000. Of these amounts, $23,000 was paid directly to vendors for expenses and the balance was used for working capital. These notes are collateralized by assets of the Company and can be repaid by common stock of the Company when presented for payment. These notes were satisfied in full when on January 30, 2015, we entered into a license agreement with Cenco Leasing Company, Inc. (Cenco) wherein we have given exclusive license rights to Cenco for the states of Oklahoma, Kansas, Arkansas, Nebraska, Missouri, Colorado, North Dakota, South Dakota, Iowa, New Mexico, Nevada, Utah and the entire country of Mexico. The agreement gives exclusive rights to Cenco to utilize certain technology of the Company to design, construct, own and operate pyrolysis and refining plants in the above defined territories. The agreement calls for Cenco over certain periods of time as detailed in the agreement to construct plants in these territories. The agreement also calls for Cenco to pay royalties from the revenues generated from these plants. Such royalties in some states are calculated at a three percent (3%) rate and other states at a five and one half percent (5.5%). It was also agreed that the two notes to Cenco in the amount of $90,000 with accrued interest in the amount of $5,028 will be returned to us. Cenco would also pay us an additional $25,000 as a license fee for another state. The total amount of $120,028 was recorded in the statement of operations as a territorial license fee.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On January 30, 2015, in conjunction with the execution of the agreement between us and Cenco, we entered into a mutual release agreement with a former employee who claimed to have certain technology rights of the Company. It was agreed wherein the employee would release to the company any claim to any and all rights to certain technology concerning the pyrolysis and refining of certain materials into oil. Included in the agreement was a provision in which the former employee would forfeit all of their accrued salary in the amount of $721,749 the Company was carrying as a liability to the former employee. The Company will recognize equity adjustment from the write off of the accrued salary. In exchange for the forfeiture of the accrued salary, Cenco had entered into a separate agreement with the former employee wherein the former employee would receive certain territorial rights given to Cenco.

We also have two other notes outstanding in the amount of $7,500 and $170,000 respectively. These notes are to private parties and accrue interest at the rate of 8% and are extended to December 31, 2016. As of March 31, 2015, their accrued interest was $37,446.

The total in loans payable as of March 31, 2015 was $791,982 and accrued interest was $320,461.

Note 4	Commitment and Contingency

During the fourth quarter 2014, we were faced with satisfying a disputed obligation with one of our vendors by issuing 150,000 free trading shares of the Company. The debt had not matured for the amount of time required for the obligation to receive free trading shares. In order to satisfy the debt, we entered into an agreement with H. E. Capital, S.A. to convert $30,000 of its Line of Credit Note with us into 150,000 of our free trading shares. H. E. Capital S.A. converted the required portion of its debt from us into the shares needed and issued 25,000 free trading shares in December 2014 and the balance of 125,000 free trading shares in February 2015. We accrued the $30,000 liability on our books until the debt was totally satisfied in February 2015. On or about June 18, 2015, the Plaintiff moved for a judgment alleging we defaulted under the terms of the Settlement Agreement. The Plaintiff’s position was that the Settlement Shares were unsellable since we were delinquent in our periodic filings under the Securities Exchange Act of 1934, as amended. On June 23, 2015, we filed an opposition to the Plaintiff’s pleadings On June 29, 2015 the Court entered a judgment in favor of the Plaintiff in the amount of $42,111. We have the right to appeal the judgment for a period of one year from the date of judgment and we are reserving our right to appeal. To date, the judgment remains unsatisfied.

Note 5	Equity

Common Stock

We have 250,000,000 common shares of $0.001 par value stock authorized. On December 31, 2014, we had 17,503,432 common shares outstanding. As of March 31, 2015 we had 17,568,726 common shares outstanding.

On March 24, 2015, we issued 65,294 common shares to settle accounts payable in the amount of $11,100. There was no loss on the accounts payable conversion.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

On October 10, 2014, we issued 650,000 warrants to an attorney. These warrants convert in common shares within 5 years of issuance at an exercise price of $0.10 per warrant. 130,000 warrants vested when issued and 130,000 vested the 10th of the following four months after issue date. We expensed this quarter $27,090 in “warrants for services” for these warrants.

On January 1, 2015, we entered into a consulting service agreement with a consultant, wherein the consultant will provide analysis for and identify potential tire pyrolysis locations for future plants. The consultant will also participate in product discussions and contribute financial models and other materials for presentation as requested. The consultant will continue to work with us on product identify specifications for carbon black and oil outputs, suggest methods to increase the values of carbon char and tire oil from our processes and suggest methods of carbon black and oil finishing equipment solutions and other services related to tire pyrolysis as requested. On January 1, 2015 we granted the consultant 1,500,000 (one million and five hundred thousand) warrants as compensation. These warrants have an exercise price of $0.10 per share. These warrants will fully vest on the completion of this agreement. The completion date is February 1, 2016. No expense was record this quarter for these warrants.

On January 1, 2015, we issued 1,500,000 five year warrants for professional engineering services exercisable at $0.10 per share and vesting 62,500 shares per month starting on the 1st day of the month for the next twenty-four months following the date of issuance on January 1, 2015. We expensed this quarter $8,405 in “warrants for services” for these warrants.

On February 20, 2015, we issued 875,170 five year warrants for professional services exercisable at $0.08 per share and vesting 175,034 shares per month starting on the 1st day of the month for the next five months following the date of issuance on February 20, 2015. We expensed this quarter $5,354 in “warrants for services” for these warrants.

On February 23, 2015, we issued 875,171 five year warrants for engineering services exercisable at $0.08 per share and vesting 79,561 shares per month starting on the 1st day of the month for the next eleven months following the date of issuance on February 23, 2015. We expensed this quarter $7,147 in “warrants for services” for these warrants.

We signed an addendum to these agreements on December 17, 2015 to accelerate all warrants not already vested, to be totally vested on February 1, 2016.

Note 6	Subsequent Events:

On May 13, 2015, we agreed with EraStar to resolve the outstanding balance of $120,000 owed to EraStar by GETH for an amount of $20,000 or issue 20,000 free trading shares on or before 12/30/15.

On October 1, 2015, we agreed with EraStar to an amendment to the May 13, 2015 Settlement wherein for the 350,000 shares currently issued to EraStar for services rendered, GETH may cancel these shares and reissue a total of 370,000 shares to EraStar or its assigns as directed for full consideration of contractual obligations.

On May 19, 2015, the Company approved the Debt Assignment Agreement dated 5/18/2015 between H.E. Capital S.A. and Valuecorp Trading Company. The Company also approved the Debt Settlement Agreement dated 5/19/2015 between the Company and Valuecorp Trading Company. The Company will issue 833,333 shares of common stock to Valuecorp Trading Company at $0.03 per share to satisfy $25,000 of the debt dated 12/3/2010.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On June 12, 2015, the Company and Cenco Leasing Company, Inc. agreed to an extension to the performance clause in the agreement between the Company and Cenco dated January 30, 2015 by executing an amendment to that agreement. The original agreement called for Cenco to demonstrate to the Company that it had obtained funding in the amount of $2,800,000 on or before June 30, 2015. The performance date was extended to July 31, 2015 in the amendment. The amendment also provided the failure to demonstrate the benchmark dollar amount by the extended due date, the territorial exclusivity rights in the original agreement would be lost. It was agreed in the amendment for Cenco to assign all of its rights and obligations in the license agreement to GEN2 WTE, LLC. (GEN2). Neither Cenco nor GEN2 performed before the extension due date.

On July 1, 2015, we accepted a 98% interest in a California Limited Liability Company which will operate as a partnership. We previously owned 1% of the LLC, but will now own 99%. The Company’s CEO previously owned 99%, but will now retain 1% ownership. The purpose of the LLC is for future operational purposes. To date there are no operating activities in the LLC.

During the third quarter of 2015, the Company issued 1,500,000 common shares for the conversion of $45,000 in notes payable assigned by H. E. Capital to a third party. The Company also issued 3,625,000 restricted common shares to its Director and CEO for the conversion of $145,000 of debt at $0.04 per share. The Company issued 1,233,031 common shares to settle $45,075 in accounts payable. There was no loss on the accounts payable or note conversions.

During the first quarter of 2016, the Company issued 1,500,000 warrants for Company’s stock at $0.10 per share in settlement of a service agreement dated January 1, 2015. These warrants were fully vested on the date of issuance.

On February 1, 2016, we issued an 8%, $134,000 Note Payable to an individual for funds received. We then wired these same funds to a third party company for a promissory note for the same amount at eight percent (8%). The funds are intended for the use of the third party company. We intend to be a majority owner of this third party company in the future by issuing licensing agreements for the use of our technology. In March 2016, we requested and the third party company agreed to be totally responsible for the $134,000 note to the individual and the note was assigned and accepted by the third party company with the individual note holder’s approval.

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

In this Quarterly Report on Form 10-Q, “Company,” “the Company,” “we,” “us,” and “our” refer to Green EnviroTech Holdings Corp., a Delaware corporation, unless the context requires otherwise.

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2015 and March 31, 2014. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Overview of Our Business

Green EnviroTech Holdings Corp. (the “Company”) is a pre revenue-stage technology company that has developed anoil conversion process utilizing a mixture of plastic and tires. The “GETH Process” revolutionizes the disposal of plastic waste and tires and cleans up our landfills. The Company will produce high grade oil from the tires and plastic. The Company has received a contract for sale of oil to Conoco.

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

On March 27, 2013, we completed a 1 for 100 reverse split of our common stock. Share amounts in this report and previous reports subsequent to the reverse split have been retroactively adjusted where needed.

On May 8, 2014, we signed a memorandum of understanding with Cenco Leasing LLC (“Cenco”), in which the memorandum calls for a joint venture to be formed between us and Cenco for the purpose of funding a GETH facility in Stockton, CA with Cenco funding the project. We will own 30% (thirty percent) of the joint venture and Cenco will own 70%. The memorandum also calls for Cenco to provide two one year 8% loans to us with stock conversion rights. Cenco provided to us a loan in the amount of $50,000 on May 8, 2014 and Cenco provided a second loan in the amount of $40,000 on June 2, 2014. As of June 30, 2014, a formal joint venture between us and Cenco had not been consummated. For further information concerning this transaction please refer to the Recent Developments section.

On June 9, 2014, we formed two Limited Liability Companies in Texas. As of September 30, 2014, there was no activity in either of the two LLCs.

We entered into two new note agreements with Cenco Leasing Company, Inc. during the second quarter of 2014. Both notes are for one year at 8% interest. The first note was issued on May 5, 2014 for $50,000 and the second note was issued on June 2, 2014 for $40,000. These two notes are discussed further in the Resent Developments and the Liquidity and Capital Resources Sections.

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

Recent Developments

On January 30, 2015, we entered into a license agreement with Cenco Leasing Company, Inc. (Cenco) wherein we have given exclusive license rights to Cenco for the states of Oklahoma, Kansas, Arkansas, Nebraska, Missouri, Colorado, North Dakota, South Dakota, Iowa, New Mexico, Nevada, Utah and the entire country of Mexico. The agreement gives exclusive rights to Cenco to utilize certain technology of the Company to design, construct, own and operate pyrolysis and refining plants in the above defined territories. The agreement calls for Cenco over certain periods of time as detailed in the agreement to construct plants in these territories. The agreement also calls for Cenco to pay royalties from the revenues generated from these plants. Such royalties in some states are calculated at a three percent (3%) rate and other states at a rate of five and one half percent (5.5%). It was also agreed that the two notes to Cenco, agreed on May 8, 2014 totaling $90,000, with their accrued interest in the amount of $5,028 will be returned to us. Cenco would also pay and did pay us an additional $25,000 as a license fee for another state. The total amount of $120,028 was recorded in the statement of operations as a territorial license fee.

On January 30, 2015, in conjunction with the execution of the agreement between us and Cenco, we entered into a mutual release agreement with a former employee who claimed to have certain technology rights of the Company. It was agreed wherein the employee would release to the company any claim to any and all rights to certain technology concerning the pyrolysis and refining of certain materials into oil. Included in the agreement was a provision in which the former employee would forfeit all of their accrued salary in the amount of $721,749.. We will recognize an equity adjustment from the write off of the accrued salary. In exchange for the forfeiture of the accrued salary, Cenco had entered into a separate agreement with the former employee wherein the former employee would receive certain territorial rights given to Cenco.

On June 12, 2015, we agreed with Cenco Leasing Company, Inc. to allow an extension to the performance clause in the agreement between us and Cenco dated January 30, 2015 by executing an amendment to that agreement. The original agreement called for Cenco to demonstrate to us that it had obtained funding in the amount of $2,800,000 on or before June 30, 2015. The performance date was extended to July 31, 2015 in the amendment. The amendment also provided the failure to demonstrate the benchmark dollar amount by the extended due date, the territorial exclusivity rights in the original agreement would be lost. It was also agreed in the amendment for Cenco to assign all of its rights and obligations in the license agreement to GEN2 WTE, LLC. (GEN2). Neither Cenco nor GEN2 performed before the extension due date.

On or about June 18, 2015, MicroCap Headlines (Plaintiff) moved for a judgment (MicroCap vs Green EnviroTech) alleging we defaulted under the terms of the Settlement Agreement we entered into with them on September 30, 2014. The Plaintiff’s position was that the Settlement Shares they received in the agreement were unsellable since we were delinquent in our periodic filings under the Securities Exchange Act of 1934, as amended. On June 23, 2015, we filed an opposition to the Plaintiff’s pleadings. On June 29, 2015 the Court entered a judgment in favor of the Plaintiff in the amount of $42,111. We have the right to appeal the judgment for a period of one year from the date of judgment and we are reserving our right to appeal. To date, the judgment remains unsatisfied. Please refer to Item 1. Legal Proceedings for more details.

On July 1, 2015, we accepted a 98% interest in a California Limited Liability Company which will operate as a partnership. We previously owned 1% of the LLC, but will now own 99%. The Company’s CEO previously owned 99%, but will now retain 1% ownership. The purpose of the LLC is for future operational purposes. To date there are no operating activities in the LLC.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2014 and 2013, together with notes thereto as previously filed with our Annual Report on Form 10-K. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Reports on Form 10-Q for prior quarter filings.

Results of Operations

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014.

Revenues and Cost of Revenues

The Company is a pre revenue-stage technology company that has developed an oil conversion process utilizing a mixture of plastic and tires. The Company will produce high grade oil from the tires and plastic. As a result, the Company had no operating revenues or cost of revenues for the three months ended March 31, 2015 and 2014.

Operating Expenses

The salaries and professional fees for the three months ended March 31, 2015 were $130,465 as compared to $349,382 for the three months ended March 31, 2014. The salaries and professional fees for the three months ended March 31, 2015 included $55,465 in professional fees and $75,000 in salaries.

The general and administrative expenses for the three months ended March 31, 2015 were $81,910 as compared to $121,078 for the three months ended March 31, 2014, a decrease of $39,168 representing 32% decrease. The decrease was the result of no stock being issued for services for the three months ended March 31, 2015 compared to $42,700 for the three months ended March 31, 2014.

Non-Operating Expenses

Non-operating expenses for the three months ended March 31, 2015 were $56,601 as compared to $794,342 for the three months ended March 31, 2014, a decrease of approximately 89%. The above decrease of $737,741 in non-operating expenses was the result of the decrease in the loss on debt conversion when converting debt for stock. The interest expense on the outstanding notes was $21,019 for the three months ended March 31, 2015 as compared to $27,426 in interest expense for the three months ended March 31, 2014. There was a vendor judgment award, explained further in the legal section, in the amount of $42,111 expensed by us during the three months ended March 31, 2015. There was no such loss for the three months ended March 31, 2014.

Other Income

We recorded under other income, territorial license fees in the amount of $120,028 on January 20, 2015 when we entered into the agreement with Cenco, as previously described. We granted territorial licenses to Cenco in exchange for the two notes they were holding, described earlier, in the amount of $90,000 with accrued interest in the amount of $5,028 and cash in the amount of $25,000.

Net Loss

As a result of the above, the Company had a net loss of $148,948 for the three months ended March 31, 2015 as compared to a loss of $1,264,802 for the three months ended March 31, 2014.

Liquidity and Capital Resources

On March 31, 2015, we had a balance of cash in the bank in the amount of $737. we had no accounts receivable and no inventory on March 31, 2015. We had other current assets in the amount of $6,426. We had accounts payable to vendors and accrued expenses in the amount of $3,008,756.

We had negative cash flows from operations for the three months ended March 31, 2015 of ($148,948) as compared to the same period ended March 31, 2014 in the amount of ($1,264,802). We had no cash used in investing activities for the three months ended March 31, 2015 and for the same period ended March 31, 2014.

We have an outstanding unsecured line of credit from H. E. Capital, S. A. This loan accrues interest at the rate of 8% per annum. The maturity date of the line of credit has been extended to December 31, 2016. The balance of the advances at March 31, 2015 was $159,482 with accrued interest in the amount of $87,908. The use of proceeds from the H. E. Capital credit line is as follows:

H. E. Capital S.A. transactions for 2015	March 31, 2015	December 31, 2014

Beginning Balance	$127,482	$616,772
Proceeds	17,000	170,700
Vendors paid direct on behalf of the Company	-	19,510
Reclassification from accounts payable	-	53,000
Consulting fees	15,000	60,000
Assignments	-	(445,000)
Non-cash conversions	-	(347,500)

Ending Balance	$159,482	$127,482

We have a loan payable from an individual in the amount of $20,000 at 10% due on demand. We have made payments on this loan and repaid $10,000 of this note on August 10, 2010 and $2,500 on April 11, 2011. As of March 31, 2015 the loan has an outstanding balance of $7,500. The interest expense is now calculated at 12%. Accrued interest as of March 31, 2015 was $5,179.

On January 24, 2011, we entered into a series of securities purchase agreements with accredited investors (the “Investors”), pursuant to which we sold an aggregate of $380,000 in 12% secured debentures (the “Debentures”). Legend Securities, Inc. a broker dealer which is a member of FINRA, received a commission of $45,600 and 1,900 warrants at an exercise price of $0.40 in connection with the sale of the Debentures. The Debentures were initially due at the earlier of 6 months from the date of issuance or upon us receiving gross proceeds from subsequent financings in the aggregate amount of $1,000,000. We raised $380,000 from the investors. We agreed to issue to the Investors five-year warrants to purchase an aggregate of 1,900 shares of common stock at an exercise price of $0.40, which may be exercised on a cashless basis. The Debentures bear interest at the rate of 12% per annum, payable upon maturity. The Debentures are secured by the assets of the Company pursuant to security agreements entered into between us and the Investors.

The $380,000 in proceeds from the financing transaction was allocated to the debt features and the warrants based upon their fair values. The value of the warrants ($123,120) was recorded as a debt discount on the secured debentures. This discount was amortized over the nine-month term of the secured debentures. The estimated fair value of the 1,900 warrants to the investors at issuance on January 24, 2011 was $141,362 and has been classified in Additional Paid in Capital on our consolidated balance sheet. The estimated fair value of the warrants was determined using the Black-Scholes option-pricing model.

The maturity date of these debentures expired on September 24, 2012. We are in contact with representatives of the debenture holders who have given us verbal authority to proceed without written consent. We issued shares of common stock and warrants to the debenture holders for prior extensions. We issued 10,000 shares of common stock with a value of $30,000 and 1,000 five year warrants exercisable at $0.10 per share valued at $2,999. The remaining balance on the Debentures on March 31, 2015 was $305,000. Interest incurred for the three months ended March 31, 2015 and 2014 was $9,150 and $9,150 respectively. Interest accrued through March 31, 2015 was $172,052.

On March 19, 2013, we issued a promissory note in the amount of $150,000 at 8% to a private investor. The note had no accrued interest for the first six months. The note has been extended to December 31, 2016. We used the proceeds from the note for working capital. As of March 31, 2015 this loan had an outstanding balance of $150,000 and accrued interest in the amount of $23,055.

We incurred two new unsecured notes with Cenco Leasing Company, Inc. during the second quarter 2014. Both notes are for one year at 8% interest. The first note was issued on May 5, 2014 for $50,000 and the second note was issued on June 2, 2014 for $40,000. These notes are collateralized by our assets and can be repaid by common stock of the Company when presented for payment. We used the proceeds from these notes for working capital. On January 30, 2015, We entered into a license agreement with Cenco Leasing Company, Inc. (Cenco) wherein we gave exclusive license rights to Cenco for the states of Oklahoma, Kansas, Arkansas, Nebraska, Missouri, Colorado, North Dakota, South Dakota, Iowa, New Mexico, Nevada, Utah and the entire country of Mexico. The agreement gives exclusive rights to Cenco to utilize certain technology of the Company to design, construct, own and operate pyrolysis and refining plants in the above defined territories. The agreement calls for Cenco over certain periods of time as detailed in the agreement to construct plants in these territories. The agreement also calls for Cenco to pay royalties from the revenues generated from these plants. Such royalties in some states are calculated at a three percent (3%) rate and other states at a five and one half percent (5.5%). It was also agreed that the two notes Cenco is holding in the amount of $90,000 drawn against us will be returned to us as part of the transaction. Cenco would also pay us an additional $25,000 as a license fee for another state.

We received no cash from financing activities for the three months ended March 31, 2015 as compared to the same period ended March 31, 2014 when we received the amount of $145,000.

We will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities. However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

We had cash of $737 as of March 31, 2015. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to expand our operations to the point at which we are able to generate revenues and operate profitably. At present, we have no operations to generate revenue. As outlined above under “Overview of Our Business,” the we need to complete raising $4,000,000 in equity in order to complete the balance of $16,000,000 in financial resources to start construction of our first plant. We expect increases in the legal and accounting costs and costs to obtain funding.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On September 30, 2014, we entered into a settlement agreement (the “Settlement Agreement”) with MicroCap (the “Plaintiff”), one of our vendors, for unpaid fees in the matter of MicroCap vs Green EnviroTech, in the Supreme Court of the State of New York in the County of New York, case number #153345/13. Under the terms of the Settlement Agreement, we agreed to deliver to the Plaintiff 25,000 free trading shares of our common stock, per month, for six months for a total of 150,000 free trading shares (the “Settlement Shares”). We delivered all of the shares to the Plaintiff. On or about June 18, 2015, the Plaintiff moved for a judgment alleging we defaulted under the terms of the Settlement Agreement. The Plaintiff’s position was that the Settlement Shares were unsellable since we were delinquent in our periodic filings under the Securities Exchange Act of 1934, as amended. On June 23, 2015, we filed an opposition to the Plaintiff’s pleadings On June 29, 2015 the Court entered a judgment in favor of the Plaintiff in the amount of $42,111. We have the right to appeal the judgment for a period of one year from the date of judgment and we are reserving our right to appeal. To date, the judgment remains unsatisfied.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2015, we entered into a consulting service agreement with a consultant, wherein the consultant will provide analysis for and identify potential tire pyrolysis locations for future plants for us. The consultant will also participate in product discussions and contribute financial models and other materials for presentation as requested. The consultant will continue to work with us on product identify specifications for carbon black and oil outputs, suggest methods to increase the values of carbon char and tire oil from our processes and suggest methods of carbon black and oil finishing equipment solutions and other services related to tire pyrolysis as requested. The agreement will expire on February 1, 2016 at which time the consultant will receive as compensation 1,500,000 (one million and five hundred thousand) vested warrants for our stock at $0.10 a share. The warrants will be 100% vested on the day of issuance.

During the first quarter of 2015, we issued 65,294 common shares to settle $11,100 of accounts payable. There was no loss on the accounts payable conversion. We issued 1,500,000 five year warrants for professional services exercisable at $0.10 per share and vesting 62,500 shares per month starting on the 1st day of the month for the next twenty-four months following the date of issuance on January 1, 2015. We issued 875,170 five year warrants for professional services exercisable at $0.08 per share and vesting 175,034 shares per month starting on the 1st day of the month for the next five months following the date of issuance on February 20, 2015. we signed an addendum to this agreement on December 17, 2015 to accelerate all warrants not already vested, will be totally vested on February 1, 2016.

On May 13, 2015, we agreed with EraStar to resolve the outstanding balance of $120,000 owed to EraStar by GETH for an amount of $20,000 or in the form of 20,000 free trading shares on or before 12/30/15.

On October 1, 2015, we agreed with EraStar to an amendment to the May 13, 2015 Settlement Agreement wherein 350,000 shares currently issued to EraStar for services may be cancelled by GETH and be reissued for a total of 370,000 shares to EraStar or assigns as directed for full consideration of contractual obligations.

On May 18, 2015, we approved the Debt Assignment Agreement dated 5/18/2015 between H.E. Capital S.A. and Valuecorp Trading Company. We also approved the Debt Settlement Agreement dated 5/19/2015 between us and Valuecorp Trading Company. We will issue 833,333 shares of common stock to Valuecorp Trading Company at $0.03 per share to satisfy $25,000 of the debt dated 12/3/2010.

On June 12, 2015, we agreed with Cenco Leasing Company, Inc. to an extension to the performance clause in the agreement between us and Cenco dated January 30, 2015 by executing an amendment to that agreement.

We settled a claim in the New York courts on September 30, 2014 from a vendor for unpaid fees, MicroCap vs Green EnviroTech, by agreeing to deliver 25,000 shares per month for six months to the plaintiff. All the shares were delivered. On or about June 18, 2015, Microcap asked the court for a judgment alleging a default of the stipulation of settlement. Microcap’s position was that what was delivered was unsellable as we had not made timely filings of our reports to the Securities and Exchange Commission. We filed a Statement in opposition on June 23, 2015. On June 29, 2015, the Court entered a judgment in the amount of $42,111 in favor of Microcap. We have the right to appeal this judgment for a period of one year from the date of judgment and we are reserving our right to appeal.

During the third quarter of 2015, We issued 1,500,000 common shares for the conversion of $45,000 in notes payable assigned by H. E. Capital to a third party. We also issued 3,625,000 restricted common shares to its Director and CEO for the conversion of $145,000 of debt at $0.04 per share. We issued 1,233,031 common shares to settle $98,643 in accounts payable. There was no loss on the accounts payable or note conversions.

During the first quarter of 2016, we issued 1,500,000 warrants for our stock at $0.10 per share in settlement of a service agreement dated January 1, 2015. These warrants were fully vested on the date of issuance. We also issued 1,500,000 warrants to another consultant for our stock at $0.10 per share for services rendered for the past eighteen months. These warrants fully vested on the date of issuance.

Item 3. Defaults Upon Senior Securities.

We are in default under promissory notes issued on January 21, 2011 for failure to make required payments of interest and principal by September 24, 2012. We are currently in negotiations regarding extensions on these notes.

Aggregate principal and interest owed as of the date of this filing are $477,052.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

On February 1, 2016, we issued an 8%, $134,000 Note Payable to an individual for funds received. We then wired these same funds to a third party company for a promissory note for the same amount at eight percent (8%). The funds are intended for the use of the third party company. We intend to be a majority owner of this third party company in the future by issuing licensing agreements for the use of our technology. In March 2016, we requested and the third party company agreed to be totally responsible for the $134,000 note to the individual and the note was assigned and accepted by the third party company with the individual note holder’s approval.

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

Green EnviroTech Holdings Corp.

Date: May 26, 2016	By:	/s/ Gary DeLaurentiis
Gary DeLaurentiis
Chief Executive Officer (principal executive and financial officer)

