Form 10-Q
period 2015-06-30
GREEN ENVIROTECH HOLDINGS CORP.
filed 2016-06-01
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date; 23,926,757 shares of common stock are issued and outstanding as of June 1, 2016.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$-	$7,227
Other current assets	6,426	6,426
Total current assets	6,426	13,653

TOTAL ASSETS	$6,426	$13,653

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$653,311	$575,417
Accrued expenses	2,429,592	3,007,197
Secured debentures payable	305,000	395,000
Loan payable - other	536,882	454,982
Total current liabilities	3,924,785	4,432,596

TOTAL LIABILITIES	3,924,785	4,432,596

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized,17,568,726 and 17,503,432 shares issued and outstanding	17,569	17,503
Additional paid in capital	16,294,864	15,447,308
Deficit accumulated during development stage	(20,230,792)	(19,883,754)
Total stockholders’ equity (deficit)	(3,918,359)	(4,418,943)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,426	$13,653

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

	SIX MONTHS	SIX MONTHS	THREE MONTHS	THREE MONTHS
	JUNE 30, 2015	JUNE 30, 2014	JUNE 30, 2015	JUNE 30, 2014
OPERATING EXPENSES
Wages and professional fees	$221,689	$853,357	$91,224	$503,975
General and administrative	168,323	432,376	86,413	311,298
Total operating expenses	390,012	1,285,733	177,637	815,273

NON-OPERATING EXPENSES
Interest expense	41,472	54,491	20,453	27,065
Vendor judgement award	42,111	-	-	-
(Gain) or Loss on debt conversion	(6,529)	841,915	-	74,999
Total non-operating expenses	77,054	896,406	20,453	102,064

NET (LOSS) FROM OPERATIONS	(467,066)	(2,182,139)	(198,090)	(917,337)

OTHER INCOME:
Territorial Licencee Fee-Plants	120,028	-	-	-
Total Other Income	120,028	-	-	-

NET (LOSS)	$(347,038)	$(2,182,139)	$(198,090)	$(917,337)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	17,538,785	8,579,653	17,503,432	10,068,166

NET (LOSS) PER SHARE	$(0.02)	$(0.25)	$(0.01)	$(0.09)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

	SIX MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30, 2015	JUNE 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(347,038)	$(2,182,139)

Adjustments to reconcile net (loss)to net cash used in operating activities:
Common stock issued for services	-	440,451
Loss on debt conversion	(6,529)	841,915
Company liabilities paid direct	2,400	-
Debt increase as a result of a consulting agreement	30,000	30,000
Warrants issued for services	121,302	-
Note and accrued interest extinguished for territorial license fee-plants	(95,028)	-

Change in assets and liabilities
(Increase) in deposits and other current assets	-	(250)
Increase in accounts payable and accrued expenses	238,166	631,280
Net cash (used in) operating activities	(56,727)	(238,743)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from loan payable - other	49,500	239,000
Net cash provided by financing activities	49,500	239,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(7,227)	257

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,227	185

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$442

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for subscriptions receivable
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Shares issued for related party debt	$-	$821,108
Conversion of loans payable and accrued interest for common stock	$-	$517,254
Shares issued for accounts payable and accruals	$11,100	$196,864
Note and accrued interest extinguished for licenses to build plants	$95,028	$-
Reclass related party accrued salary relinguished	$721,749	$-
Exercise of warrants for AP	$-	$15,000
Portion of line of credit assigned to another party	$12,500	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation and Accounting Policies:

The consolidated financial statements include the accounts of the Company and its interest in a joint venture which had no operations for the year. Intercompany balances and transactions have been eliminated for this joint venture.

On June 9, 2014, we formed two Limited Liability Companies in Texas for the purpose of finding plant locations in Texas. As of June 30, 2015, there was no activity in either of the two LLCs. These two Limited Liability Companies will be dissolved unless a suitable location is found for each. The CEO and Director of the Company have ownership to 99% of another Limited Liability Company that has received funds from H.E. Capital on behalf of the Company to pay invoices on behalf of the Company. All of the funds and expenses of and for the Company have gone into one account used for the benefit of the Company.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2014 and 2013 audited financial statements included in Form 10-K and should be read in conjunction with the Notes to Financial Statements which appear in that report.

The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the six-months period ended June 30, 2015 and 2014. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

These financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. For the six months ended June 30, 2015, we had a net loss of $347,038. We also have a working capital deficit of $3,918,359 and we have accumulated a deficit of $20,230,792. Further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon us generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3	Loan Payable – Other

We have an unsecured line of credit with H. E. Capital, S. A. The line of credit accrues interest at the rate of 8% per annum. The due date of the line of credit has been extended to December 31, 2016. Balance of the line of credit at June 30, 2015 was $196,882 with accrued interest in the amount of $91,514. We also have an agreement with H.E. Capital wherein we pay $5,000 monthly for financial services. As of June 30, 2015, $30,000 was due under these terms. A schedule of the H. E. Capital loan activity with use for 2015 is as follows:

H. E. Capital S.A. transactions for 2015	June 30, 2015	December 31, 2014

Beginning Balance	$127,482	$616,772
Proceeds	49,500	170,700
Vendors paid direct on behalf of the Company	2,400	19,510
Reclassification from accounts payable	-	53,000
Consulting fees	30,000	60,000
Assignments	(12,500)	(445,000)
Non-cash conversions	-	(347,500)

Ending Balance	$196,882	$127,482

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On May 18, 2015, we approved the Debt Assignment Agreement dated 5/18/2015 between H.E. Capital S.A. and Valuecorp Trading Company. We also approved the Debt Settlement Agreement dated 5/19/2015 between the Company and Valuecorp Trading Company. We will issue 833,333 shares of common stock to Valuecorp Trading Company at $0.03 per share to satisfy $25,000 of the debt dated 12/3/2010. However, on June 8, 2015 Valuecorp only paid $12,500 of the assignment to HEC and a note was issued to Valuecorp in the amount of $12,500 and HEC LOC note was reduced by the same amount. It is approved for Valuecorp to receive only 416,667 shares of the Company’s common stock for the conversion of its $12,500 note when presented to the Company for conversion. To date, this note has not been presented.

We issued an 8% promissory note in the amount of $150,000 on March 19, 2013 to a private investor. This note is extended to December 31, 2016. The Company used the proceeds from this note for working capital. As of June 30, 2015 this loan has an outstanding balance of $150,000 and accrued interest in the amount of $26,795.

On January 24, 2011, we entered into a series of securities purchase agreements with accredited investors pursuant to which we sold an aggregate of $380,000 in 12% secured debentures. The Debentures are secured by the assets of the Company pursuant to security agreements entered into between us and the investors. As of June 30, 2015 these secured debentures have an outstanding balance of $305,000 and accrued interest in the amount of $181,303. These debentures are in default and the Company is in negotiations with the holders for extensions.

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

It was also agreed that the two notes to Cenco in the amount of $90,000 with accrued interest in the amount of $5,028 will be returned to us. Together, these amounted to $95,028. Cenco would also pay us an additional $25,000 as a license fee for another state. The total amount of $120,028 was recorded in the statement of operations as a territorial license fee.

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

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We also have two other notes outstanding in the amount of $7,500 and $170,000 respectively. These notes are to private parties with accrued interest at the rate of 8%. These notes have been extended to December 31, 2016. As of June 30, 2015, their accrued interest was $5,404 and $35,658 respectively.

The total in loans payable as of June 30, 2015 was $841,882 and accrued interest was $340,737.

Note 4	Commitment and Contingency

During the fourth quarter 2014, we were faced with satisfying a disputed obligation with one of our vendors by issuing 150,000 free trading shares of the Company. The debt had not matured for the amount of time required for the obligation to receive free trading shares. In order to satisfy the debt, we entered into an agreement with H. E. Capital, S.A. to convert $30,000 of its Line of Credit Note with us into 150,000 of our free trading shares. H. E. Capital S.A. converted the required portion of its debt from us into the shares needed and issued 25,000 free trading shares in December 2014 and the balance of 125,000 free trading shares in February 2015. We accrued the $30,000 liability on our books until the debt was totally satisfied in February 2015. On or about June 18, 2015, the Plaintiff moved for a judgment alleging we defaulted under the terms of the Settlement Agreement. The Plaintiff’s position was that the Settlement Shares were unsellable since we were delinquent in our periodic filings under the Securities Exchange Act of 1934, as amended. On June 23, 2015, we filed an opposition to the Plaintiff’s pleadings. On June 29, 2015 the Court entered a judgment in favor of the Plaintiff in the amount of $42,111. We have recorded the liability. We have the right to appeal the judgment for a period of one year from the date of judgment and we are reserving our right to appeal. To date, the judgment remains unsatisfied.

On May 13, 2015, we agreed with EraStar, one of our vendors, to resolve the outstanding balance of $120,000 owed to EraStar by GETH for an amount of $20,000 or issue 20,000 free trading shares on or before 12/30/15. The due date for the issue of the free trading shares was extended to the end of 2016.

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

Common Stock

We have 250,000,000 common shares of $0.001 par value stock authorized. On December 31, 2014, we had 17,503,432 common shares outstanding. As of June 30, 2015 we had 17,568,726 common shares outstanding.

On March 24, 2015, we issued 65,294 common shares to settle accounts payable in the amount of $11,100. There was no loss on the accounts payable conversion.

Warrants

On October 10, 2014, we issued 650,000 warrants to an attorney. These warrants are convertible into common shares within 5 years of issuance at an exercise price of $0.10 per warrant. 130,000 warrants vested when issued and 130,000 vested the 10th of the following four months after issue date. We have expensed $27,090 in “warrants for services” for these warrants during the first two quarters of 2015.

On January 1, 2015, we entered into a consulting service agreement with a consultant, wherein the consultant will provide analysis for and identify potential tire pyrolysis locations for future plants. The consultant will also participate in product discussions and contribute financial models and other materials for presentation as requested. The consultant will continue to work with us on product identify specifications for carbon black and oil outputs, suggest methods to increase the values of carbon char and tire oil from our processes and suggest methods of carbon black and oil finishing equipment solutions and other services related to tire pyrolysis as requested. On January 1, 2015 we granted the consultant 1,500,000 (one million and five hundred thousand) warrants as compensation. These warrants have an exercise price of $0.10 per share. These warrants will fully vest on the completion of this agreement. The completion date is February 1, 2016. We have expensed $13,794 in “warrants for services” for these warrants during the first two quarters of 2015.

On January 1, 2015, we issued 1,500,000 five year warrants for professional engineering services exercisable at $0.10 per share and vesting 62,500 shares per month starting on the 1st day of the month for the next twenty-four months following the date of issuance on January 1, 2015. We have expensed $21,061 in “warrants for services” for these warrants during the first two quarters of 2015.

On February 20, 2015, we issued 875,170 five year warrants for professional services exercisable at $0.08 per share and vesting 175,034 shares per month starting on the 1st day of the month for the next five months following the date of issuance on February 20, 2015. We have expensed $39,459 in “warrants for services” for these warrants during the first two quarters of 2015.

On February 23, 2015, we issued 875,171 five year warrants for engineering services exercisable at $0.08 per share and vesting 79,561 shares per month starting on the 1st day of the month for the next eleven months following the date of issuance on February 23, 2015. We expensed this quarter $19,898 in “warrants for services” for these warrants during the first two quarters of 2015.

We signed an addendum to these agreements on December 17, 2015 to accelerate all warrants not already vested, to be totally vested on February 1, 2016.

The total warrant expense recognized for the six months ended June 30, 2015 was $121,302.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6	Subsequent Events:

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

During the third quarter of 2015, we issued 1,500,000 common shares for the conversion of $45,000 in notes payable assigned by H.E. Capital to a third party. We also issued 3,625,000 restricted common shares to its Director and CEO for the conversion of $145,000 of debt at $0.04 per share. We issued 1,233,031 common shares to settle $45,075 in accounts payable. There was no loss on the accounts payable or note conversions.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the six months ended June 30, 2015 and June 30, 2014. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Overview of Our Business

Green EnviroTech Holdings Corp. (the “Company”) is a pre revenue-stage technology company that has developed a high grade oil conversion process utilizing a mixture of plastic and tires earmarked for disposal. The “GETH Process” revolutionizes the recapture of plastic waste and tires and cleans up our landfills. The Company has already received a contract from Conoco for the oil produced from its first plant.

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

On June 9, 2014, we formed two Limited Liability Companies in Texas in anticipation of finding plant locations in that state. To date, there has been no activity in either of the two LLCs.

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

On January 30, 2015, in conjunction with the execution of the agreement between us and Cenco, we entered into a mutual release agreement with a former employee who claimed to have certain technology rights of the Company. It was agreed wherein the employee would release to the company any claim to any and all rights to certain technology concerning the pyrolysis and refining of certain materials into oil. Included in the agreement was a provision in which the former employee would forfeit all of their accrued salary in the amount of $721,749. We will recognize an equity adjustment from the write off of the accrued salary. In exchange for the forfeiture of the accrued salary, Cenco had entered into a separate agreement with the former employee wherein the former employee would receive certain territorial rights given to Cenco.

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

On or about June 18, 2015, MicroCap Headlines (Plaintiff) moved for a judgment (MicroCap vs Green EnviroTech) alleging we defaulted under the terms of the Settlement Agreement we entered into with them on September 30, 2014. The Plaintiff’s position was that the Settlement Shares they received in the agreement were unsellable since we were delinquent in our periodic filings under the Securities Exchange Act of 1934, as amended. On June 23, 2015, we filed an opposition to the Plaintiff’s pleadings. On June 29, 2015 the Court entered a judgment in favor of the Plaintiff in the amount of $42,111. We have the right to appeal the judgment for a period of one year from the date of judgment and we are reserving our right to appeal. To date, the judgment remains unsatisfied. Please refer to Item 1.Legal Proceedings for more details.

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

Results of Operations

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014.

Revenues and Cost of Revenues

The Company is a pre revenue-stage technology company that has developed an oil conversion process utilizing a mixture of plastic and tires. The Company will produce high grade oil from the tires and plastic. As a result, the Company had no operating revenues or cost of revenues for the six months ended June 30, 2015 and 2014.

Operating Expenses

The salaries and professional fees for the six months ended June 30, 2015 were $221,689 as compared to $853,357 for the six months ended June 30, 2014, a decrease of $631,668 representing 74% decrease. The salaries and professional fees for the six months ended June 30, 2015 included $71,689 in professional fees and $150,000 in salaries. The salaries and professional fees for the six months ended June 30, 2014 included $409,357 in professional fees and $444,000 in salaries.

The general and administrative expenses for the six months ended June 30, 2015 were $168,323 as compared to $432,376 for the six months ended June 30, 2014, a decrease of $264,053 representing 61% decrease. The decrease was the result of $121,302 in warrants issued for services for the six months ended June 30, 2015 compared to $302,450 in stock issued for services and no warrants issued for services for the six months ended June 30, 2014. There were major decreases in payroll taxes, travel, rent and marketing expenses as well.

Non-Operating Expenses

Non-operating expenses for the six months ended June 30, 2015 were $77,054 as compared to $896,406 for the six months ended June 30, 2014, a decrease of $819,352 representing 91% decrease. The decrease was the result of the decrease in the loss on debt conversion when converting debt for stock. There was a $6,529 gain on debt conversion for the six months ended June 30, 2015 compared to a loss of $841,916 for the same period for 2014. The interest expense on the outstanding notes was $41,472 for the six months ended June 30, 2015 as compared to $54,491in interest expense for the six months ended June 30, 2014. There was a vendor judgment award, explained further in the legal section, in the amount of $42,111 expensed by us during the six months ended June 30, 2015. There was no such loss for the six months ended June 30, 2014.

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

Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014.

Revenues

The Company had no operating revenues for the three months ended June 30, 2015 and 2014.

Cost of Revenues

The Company had no cost of revenues for the three months ended June 30, 2015 and 2014.

Operating Expenses

The wages and professional fees for the three months ended June 30, 2015 were $91,224 as compared to $503,975 for the three months ended June 30, 2014. The wages and professional fees for the three months ended June 30, 2015 included $16,224 in professional fees and $75,000 in wages.

The general and administrative expenses for the three months ended June 30, 2015 were $86,413 as compared to $311,298 for the three months ended June 30, 2014, a decrease of approximately 72%. This decrease of $224,885 was the result of a decrease in stock compensation for consultants, travel, entertainment, advertising and marketing concerning the promotion of the company.

Non-Operating Expenses

The non-operating expenses for the three months ended June 30, 2015 were $20,453 as compared to $102,064 for the three months ended June 30, 2014. There was no debt conversion for the three months ended June 30, 2015 as compared to $74,999 for the three months ended June 30, 2014. The interest expense on the working capital notes was $20,453 for the three months ended June 30, 2015 as compared to $27,065 in interest expense for the three months ended June 30, 2014.

Other Income

We had no other income for the three months ended June 30, 2015 or for the three months ended June 30, 2014.

Net Loss

As a result of the above, the Company had a net loss of $347,038 for the six months ended June 30, 2015 as compared to a loss of $2,182,139 for the six months ended June 30, 2014.

Liquidity and Capital Resources

On June 30, 2015, we had a balance of cash in the bank in the amount of $0. We had no accounts receivable and no inventory on June 30, 2015. We had other current assets in the amount of $6,426. We had accounts payable to vendors and accrued expenses in the amount of $3,082,903.

We had negative cash flows from operations for the six months ended June 30, 2015 of (56,727) as compared to the same period ended June 30, 2014 in the amount of ($238,743). We had no cash used in investing activities for the six months ended June 30, 2015 and for the same period ended June 30, 2014.

We have an outstanding unsecured line of credit from H. E. Capital, S. A. This loan accrues interest at the rate of 8% per annum. The maturity date of the line of credit has been extended to December 31, 2016. The balance of the advances at June 30, 2015 was $196,882 with accrued interest in the amount of $91,514. The use of proceeds from the H. E. Capital credit line is as follows:

H. E. Capital S.A. transactions for 2015	June 30, 2015	December 31, 2014

Beginning Balance	$127,482	$616,772
Proceeds	49,500	170,700
Vendors paid direct on behalf of the Company	2,400	19,510
Reclassification from accounts payable	-	53,000
Consulting fees	30,000	60,000
Assignments	(12,500)	(445,000)
Non-cash conversions	-	(347,500)

Ending Balance	$196,882	$127,482

We have a loan payable from an individual in the amount of $20,000 at 10% due on demand. We have made payments on this loan and repaid $10,000 of this note on August 10, 2010 and $2,500 on April 11, 2011. As of June 30, 2015 the loan has an outstanding balance of $7,500. The interest expense is now calculated at 12%. Accrued interest as of June 30, 2015 was $5,404.

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

The maturity date of these debentures expired on September 24, 2012. We are in contact with representatives of the debenture holders who have given us verbal authority to proceed without written consent. We issued shares of common stock and warrants to the debenture holders for prior extensions. We issued 10,000 shares of common stock with a value of $30,000 and 1,000 five year warrants exercisable at $0.10 per share valued at $2,999. The remaining balance on the Debentures on June 30, 2015 was $305,000. Interest accrued through June 30, 2015 was $181,303.

On March 19, 2013, we issued a promissory note in the amount of $150,000 at 8% to a private investor. The note had no accrued interest for the first six months. The note has been extended to December 31, 2016. We used the proceeds from the note for working capital. As of June 30, 2015 this loan had an outstanding balance of $150,000 and accrued interest in the amount of $26,795.

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

We received $49,500 from financing activities for the six months ended June 30, 2015 as compared to the same period ended June 30, 2014 when we received the amount of $239,000.

We will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities. However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

We had cash of $0 as of June 30, 2015. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to expand our operations to the point at which we are able to generate revenues and operate profitably. At present, we have no operations to generate revenue. As outlined above under “Overview of Our Business,” we need to complete raising $4,000,000 in equity in order to complete the balance of $16,000,000 in financial resources to start construction of our first plant. We expect increases in the legal and accounting costs and costs to obtain funding.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures are ineffective until such time the first plant is funded and the Company has operations. Once the Company has operations, it will have sufficient resources to address the inefficiencies.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On September 30, 2014, we entered into a settlement agreement (the “Settlement Agreement”) with MicroCap (the “Plaintiff”), one of our vendors, for unpaid fees in the matter of MicroCap vs Green EnviroTech, in the Supreme Court of the State of New York in the County of New York, case number #153345/13. Under the terms of the Settlement Agreement, we agreed to deliver to the Plaintiff 25,000 free trading shares of our common stock, per month, for six months for a total of 150,000 free trading shares (the “Settlement Shares”). We delivered all of the shares to the Plaintiff. On or about June 18, 2015, the Plaintiff moved for a judgment alleging we defaulted under the terms of the Settlement Agreement. The Plaintiff’s position was that the Settlement Shares were unsellable since we were delinquent in our periodic filings under the Securities Exchange Act of 1934, as amended. On June 23, 2015, we filed an opposition to the Plaintiff’s pleadings. On June 29, 2015 the Court entered a judgment in favor of the Plaintiff in the amount of $42,111. We accrued the judgment. We have the right to appeal the judgment for a period of one year from the date of judgment and we are reserving our right to appeal. To date, the judgment remains unsatisfied.

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

During the first quarter of 2015, we issued 65,294 common shares to settle $11,100 of accounts payable. There was no loss on the accounts payable conversion. We issued 1,500,000 five year warrants for professional services exercisable at $0.10 per share and vesting 62,500 shares per month starting on the 1st day of the month for the next twenty-four months following the date of issuance on January 1, 2015. We issued 875,170 five year warrants for professional services exercisable at $0.08 per share and vesting 175,034 shares per month starting on the 1st day of the month for the next five months following the date of issuance on February 20, 2015. We signed an addendum to this agreement on December 17, 2015 to accelerate all warrants not already vested, to be totally vested on February 1, 2016.

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

On May 18, 2015, we approved the Debt Assignment Agreement dated 5/18/2015 between H.E. Capital S.A. and Valuecorp Trading Company. We also approved the Debt Settlement Agreement dated 5/19/2015 between us and Valuecorp Trading Company. We will issue 833,333 shares of common stock to Valuecorp Trading Company at $0.03 per share to satisfy $25,000 of the debt dated 12/3/2010. However, on June 8, 2015 Valuecorp only paid $12,500 of the assignment to HEC and a note was issued to Valuecorp in the amount of $12,500 and HEC LOC note was reduced by the same amount. It is approved for Valuecorp to receive only 416,667 shares of the Company’s common stock for the conversion of its $12,500 note when presented to the Company for conversion. To date, this note has not been presented.

On June 12, 2015, we agreed with Cenco Leasing Company, Inc. to an extension to the performance clause in the agreement between us and Cenco dated January 30, 2015 by executing an amendment to that agreement.

We settled a claim in the New York courts on September 30, 2014 from a vendor for unpaid fees, MicroCap vs Green EnviroTech, by agreeing to deliver 25,000 free trading common shares of the Company per month for six months to the plaintiff. All the shares were delivered. On or about June 18, 2015, Microcap asked the court for a judgment alleging a default of the stipulation of settlement. Microcap’s position was that what was delivered was unsellable as we had not made timely filings of our reports to the Securities and Exchange Commission. We filed a Statement in opposition on June 23, 2015. On June 29, 2015, the Court entered a judgment in the amount of $42,111 in favor of Microcap. We accrued the judgment. We have the right to appeal this judgment for a period of one year from the date of judgment and we are reserving our right to appeal.

During the third quarter of 2015, we issued 1,500,000 common shares for the conversion of $45,000 in notes payable assigned by H.E. Capital to a third party. We also issued 3,625,000 restricted common shares to its Director and CEO for the conversion of $145,000 of debt at $0.04 per share. We issued 1,233,031 common shares to settle $45,075 in accounts payable. There was no loss on the accounts payable or note conversions.

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

Aggregate principal and interest owed as of the date of this filing are $486,303.

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

Green EnviroTech Holdings Corp.

Date: June 1, 2016	By:	/s/ Gary DeLaurentiis
Gary DeLaurentiis
Chief Executive Officer (principal executive and financial officer)

