Form 10-Q
period 2015-09-30
GREEN ENVIROTECH HOLDINGS CORP.
filed 2016-06-06
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date; 23,926,757 shares of common stock are issued and outstanding as of June 3, 2016.

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

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$145	$7,227
Other current assets	6,426	6,426
Total current assets	6,571	13,653

TOTAL ASSETS	$6,571	$13,653

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$610,715	$575,417
Accounts payable-related party	5,881	-
Accrued expenses	2,367,719	3,007,197
Secured debentures payable	305,000	395,000
Loan payable - other	529,882	454,982
Total current liabilities	3,819,197	4,432,596

TOTAL LIABILITIES	3,819,197	4,432,596

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 23,926,757 and 17,503,432 shares issued and outstanding	23,927	17,503
Additional paid in capital	16,568,787	15,447,308
Deficit accumulated during development stage	(20,405,340)	(19,883,754)
Total stockholders’ equity (deficit)	(3,812,626)	(4,418,943)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,571	$13,653

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	NINE MONTHS	NINE MONTHS	THREE MONTHS	THREE MONTHS
	SEPTEMBER 30, 2015	SEPTEMBER 30, 2014	SEPTEMBER 30, 2015	SEPTEMBER 30, 2014

OPERATING EXPENSES
Wages and professional fees	$311,689	$1,105,405	$90,000	$252,048
General and administrative	210,431	925,144	48,637	492,768
Total operating expenses	522,120	2,030,549	138,637	744,816

NON-OPERATING EXPENSES
Interest expense	62,383	82,352	20,911	27,861
Vendor judgement award	42,111	-	-	-
(Gain) or Loss on debt conversion	15,000	775,188	15,000	(66,727)
Total non-operating expenses	119,494	857,540	35,911	(38,866)

NET (LOSS) FROM OPERATIONS	(641,614)	(2,888,089)	(174,548)	(705,950)

OTHER INCOME:
Territorial Licencee Fee-Plants	120,028	-	-	-
Total Other Income	120,028	-	-	-

NET (LOSS)	$(521,586)	$(2,888,089)	$(174,548)	$(705,950)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	19,242,202	9,699,431	22,593,489	11,867,908

NET (LOSS) PER SHARE	$(0.03)	$(0.30)	$(0.01)	$(0.06)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	NINE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2015	SEPTEMBER 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(521,586)	$(2,888,089)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Common stock issued for services	-	258,645
Common stock issued for services, related party	-	525,213
Loss on debt conversion	15,000	775,188
(Gain) Loss on settlement of accounts payable & accrued salaries	(6,529)	113,000
Company liabilities paid direct	2,400	-
Debt increase as a result of a consulting agreement	45,000	45,000
Warrants issued for services	151,508	-
Note and accrued interest extinguished for territorial licenses fees-plants	(95,028)	-
Impairment expense	-	33,333

Change in assets and liabilities
(Increase) in deposits and other current assets	-	955
Accounts payable-related party	5,881	7,417
Increase in accounts payable and accrued expenses	323,772	898,929
Net cash (used in) operating activities	(79,582)	(230,409)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from loan payable - other	72,500	236,850
Net cash provided by financing activities	72,500	236,850

NET INCREASE IN CASH AND CASH EQUIVALENTS	(7,082)	6,441

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,227	185

CASH AND CASH EQUIVALENTS - END OF PERIOD	$145	$6,626

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for subscriptions receivable
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Conversion of loans payable for common stock	$45,000	$537,254
Shares issued for accounts payable and accruals	$56,175	$326,957
Common shares issued for related party accrued salary	$145,000	$821,108
Related party accrued salary relinguished	$721,749	$-
Accounts payable assigned to notes	$-	$23,000
Warrants exercised for accrued salary	$-	$15,000
Debt assigned to a third party	$57,500	$-

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

On June 9, 2014, we formed two Limited Liability Companies in Texas for the purpose of finding plant locations in Texas. As of September 30, 2015, there was no activity in either of the two LLCs. These two Limited Liability Companies will be dissolved unless a suitable location is found for each. The CEO and Director of the Company have ownership to 99% of another Limited Liability Company that has received funds from H.E. Capital on behalf of the Company to pay invoices on behalf of the Company. All of the funds and expenses of and for the Company have gone into one account used for the benefit of the Company. On July 1, 2015, the CEO and Director of the Company assigned 98% of their interest back to the Company. We already owned 1%, but now own 99%.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2014 and 2013 audited financial statements included in Form 10-K and should be read in conjunction with the Notes to the Financial Statements which appear in that report.

The preparation of these financial statements are in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the nine-months period ended September 30, 2015 and 2014. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

In the second quarter of 2014, the Company elected to adopt early Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to “development stage.”

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

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Reclassificaion-Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Note 2 Going Concern

These financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. For the nine months ended September 30, 2015, we had a net loss of $521,586. We also have a working capital deficit of $3,812,626 and we have accumulated a deficit of $20,405,340. Further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon us generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3 Loan Payable – Other

We have an unsecured line of credit with H. E. Capital, S. A. The line of credit accrues interest at the rate of 8% per annum. The due date of the line of credit has been extended to December 31, 2016. Balance of the line of credit at September 30, 2015 was $189,882 with accrued interest in the amount of $95,207. We also have an agreement with H.E. Capital wherein we pay $5,000 monthly for financial services. As of September 30, 2015, $45,000 was due under these terms.

On May 18, 2015, we approved the Debt Assignment Agreement dated 5/18/2015 between H.E. Capital S.A. and Valuecorp Trading Company wherein Valuecorp Trading will pay H.E. Capital $25,000 to satisfy the assignment. We also approved the Debt Settlement Agreement dated 5/19/2015 between the Company and Valuecorp Trading Company. We will issue 833,333 shares of common stock to Valuecorp Trading Company at $0.03 per share to satisfy the $25,000 debt assignment. However, on June 8, 2015 Valuecorp only paid $12,500 of the assignment to HEC and a note was issued to Valuecorp in the amount of $12,500 and HEC LOC note was reduced by the same amount. It is approved for Valuecorp to receive only 416,667 shares of the Company’s common stock for the conversion of its $12,500 note when presented to the Company for conversion. To date, this note has not been presented.

On July 8, 2015, we approved the Debt Assignment Agreement dated 7/8/2015 between H.E. Capital S.A. and Black Lion Oil Limited wherein H.E. Capital assigned $45,000 of its line of credit. We also approved the conversion of the assignment into 1,500,000 common shares at $0.03 per share. There was a loss of $15,000 on this conversion when the shares were issued on July 17, 2015.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A schedule of the H. E. Capital loan activity with use for 2015 is as follows:

H. E. Capital S.A. transactions for 2015	September 30, 2015	December 31, 2014

Beginning Balance	$127,482	$616,772
Proceeds	72,500	170,700
Vendors paid direct on behalf of the Company	2,400	19,510
Reclassification from accounts payable	-	53,000
Consulting fees	45,000	60,000
Assignments	(57,500)	(445,000)
Non-cash conversions	-	(347,500)

Ending Balance	$189,882	$127,482

We issued an 8% promissory note in the amount of $150,000 on March 19, 2013 to a private investor. This note is extended to December 31, 2016. The Company used the proceeds from this note for working capital. As of September 30, 2015 this loan has an outstanding balance of $150,000 and accrued interest in the amount of $30,575.

On January 24, 2011, we entered into a series of securities purchase agreements with accredited investors pursuant to which we sold an aggregate of $380,000 in 12% secured debentures. The Debentures are secured by the assets of the Company pursuant to security agreements entered into between us and the investors. As of September 30, 2015 these secured debentures have an outstanding balance of $305,000 and accrued interest in the amount of $190,657. These debentures are in default and the Company is in negotiations with the holders for extensions.

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

As part of the agreement, the two notes to Cenco in the amount of $90,000 with accrued interest in the amount of $5,028 were returned to us. Cenco also paid us an additional $25,000 as a license fee for another state. The total amount of $120,028 was recorded in the statement of operations as a territorial license fee.

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

We also have two other notes outstanding in the amount of $7,500 and $170,000 respectively. These notes are to private parties and accrue interest at the rate of 8%. These notes have been extended to December 31, 2016. As of September 30, 2015, their accrued interest was $5,630 and $39,086 respectively.

The total in loans payable as of September 30, 2015 was $834,882 and accrued interest was $361,470.

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

On May 13, 2015, we agreed with EraStar, one of our vendors, to resolve the outstanding balance of $120,000 owed to EraStar by us for an amount of $20,000 or issue 20,000 free trading shares on or before 12/30/15. The due date for the issue of the free trading shares was extended to the end of 2016. Also see Subsequent Events October 1, 2015 for additional information.

On June 12, 2015, the Company and Cenco Leasing Company, Inc. agreed to an extension to the performance clause in the agreement between the Company and Cenco dated January 30, 2015 by executing an amendment to that agreement. The original agreement called for Cenco to demonstrate to the Company that it had obtained funding in the amount of $2,800,000 on or before June 30, 2015. The performance date was extended to July 31, 2015 in the amendment. The amendment also provided the failure to demonstrate the benchmark dollar amount by the extended due date, the territorial exclusivity rights in the original agreement would be lost. It was agreed in the amendment for Cenco to assign all of its rights and obligations in the license agreement to GEN2 WTE, LLC. (GEN2). Neither Cenco nor GEN2 performed before the extension due date. The exclusive right was lost for non-performance.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On July 1, 2015, we accepted a 98% interest in a California Limited Liability Company which will operate as a partnership. We previously owned 1% of the LLC, but will now own 99%. The Company’s CEO previously owned 99%, but will now retain 1% ownership. The purpose of the LLC is for future operational purposes. To date there are no operating activities in the LLC.

Note 5 Equity

Common Stock

We have 250,000,000 common shares of $0.001 par value stock authorized. On December 31, 2014, we had 17,503,432 common shares outstanding. As of September 30, 2015 we had 23,926,757 common shares outstanding.

On March 24, 2015, we issued 65,294 common shares to settle accounts payable in the amount of $11,100. There was a gain of $6,529 on the accounts payable conversion.

On July 17, 2015, we issued 1,500,000 common shares to settle a note in the amount of $45,000. There was a loss of $15,000 on this conversion.

On July 20, 2015, we issued 3,875,000 restricted common shares at $0.04 per share to settle accrued salary in the amount of $145,000 to our CEO. We also issued 1,233,031 restricted common shares at $0.04 per share to settle back rent in the amount of $45,075.

Warrants

On October 10, 2014, we issued 650,000 warrants to an attorney. These warrants are convertible into common shares within 5 years of issuance at an exercise price of $0.10 per warrant. 130,000 warrants vested when issued and 130,000 vested the 10th of the following four months after issue date. These warrants were fully vested during the first quarter of 2015. We have expensed $27,090 in “warrants for services” for these warrants through September 30, 2015.

On January 1, 2015, we entered into a consulting service agreement with a consultant, wherein the consultant will provide analysis for and identify potential tire pyrolysis locations for future plants. The consultant will also participate in product discussions and contribute financial models and other materials for presentation as requested. The consultant will continue to work with us on product identify specifications for carbon black and oil outputs, suggest methods to increase the values of carbon char and tire oil from our processes and suggest methods of carbon black and oil finishing equipment solutions and other services related to tire pyrolysis as requested. On January 1, 2015 we granted the consultant 1,500,000 (one million and five hundred thousand) warrants as compensation. These warrants have an exercise price of $0.10 per share. These warrants will fully vest on the completion of this agreement. The completion date is February 1, 2016. We have expensed $20,691 in “warrants for services” for these warrants through September 30, 2015.

On January 1, 2015, we issued 1,500,000 five year warrants for professional engineering services exercisable at $0.10 per share and vesting 62,500 shares per month starting on the 1st day of the month for the next twenty-four months following the date of issuance on January 1, 2015. We have expensed $28,590 in “warrants for services” for these warrants through September 30, 2015.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On February 20, 2015, we issued 875,170 five year warrants for professional legal services exercisable at $0.08 per share and vesting 175,034 shares per month starting on the 1st day of the month for the next five months following the date of issuance on February 20, 2015. We have expensed $46,189 in “warrants for services” for these warrants through September 30, 2015.

On February 23, 2015, we issued 875,171 five year warrants for engineering services exercisable at $0.08 per share and vesting 79,561 shares per month starting on the 1st day of the month for the next eleven months following the date of issuance on February 23, 2015. We have expensed $28,948 in “warrants for services” for these warrants through September 30, 2015.

We signed an addendum to the warrant agreements on December 17, 2015 to accelerate all warrants not already vested, to be totally vested on February 1, 2016.

The total warrant expense recognized for the nine months ended June 30, 2015 was $151,508.

Note 6 Subsequent Events:

On October 1, 2015, we agreed with EraStar to an amendment to the May 13, 2015 Settlement wherein for the 350,000 shares currently issued to EraStar for services rendered, GETH may cancel these shares and reissue a total of 370,000 shares to EraStar or its assigns as directed for full consideration of contractual obligations.

On December 17, 2015, we signed an addendum to all the warrant agreements to accelerate all warrants not already vested, to be totally vested on February 1, 2016.

On December 29, 2015, we approved H.E. Capital S.A.’s (HEC) request to assign to a private individual $12,500 of its Line of Credit Note. This approval was requested to fulfill the $25,000 assignment to Valuecorp Trading Company requested and approved on May 18, 2016, but Valuecorp only paid H.E. Capital $12,500. We approved the conversion of the $12,500 into shares of the Company’s common stock at the rate of $0.03 per share. When completed the conversion would be a total of 416,667 shares of free trading stock and the HEC Line of Credit Note will be reduced by $12,500. We issued to the individual a note in the amount of $12,500 and reduced the HEC Line of Credit Note by the same amount. To date these shares have not been issued.

During the first quarter of 2016, we issued 1,500,000 warrants for our stock at $0.10 per share in settlement of a services rendered to assist our CEO. These warrants were fully vested on the date of issuance.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the nine months ended September 30, 2015 and September 30, 2014. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

On May 8, 2014, we signed a memorandum of understanding with Cenco Leasing LLC (“Cenco”), in which the memorandum calls for a joint venture to be formed between us and Cenco for the purpose of funding a GETH facility in Stockton, CA with Cenco funding the project. We will own 30% (thirty percent) of the joint venture and Cenco will own 70%. The memorandum also calls for Cenco to provide two one year 8% loans to us with stock conversion rights. Cenco provided to us a loan in the amount of $50,000 on May 8, 2014 and provided a second loan in the amount of $40,000 on June 2, 2014. A formal joint venture between us and Cenco never was consummated. For further information concerning this transaction and more please refer to the Recent Developments section.

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

On January 30, 2015, in conjunction with the execution of the license agreement between us and Cenco, we entered into a mutual release agreement with a former employee who claimed to have certain technology rights of the Company. It was agreed wherein the employee would release to the company any claim to any and all rights to certain technology concerning the pyrolysis and refining of certain materials into oil. Included in the agreement was a provision in which the former employee would forfeit all of their accrued salary in the amount of $721,749. We will recognize an equity adjustment from the write off of the accrued salary. In exchange for the forfeiture of the accrued salary, Cenco had entered into a separate agreement with the former employee wherein the former employee would receive certain territorial rights given to Cenco.

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

Results of Operations

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014.

Revenues and Cost of Revenues

The Company is a pre revenue-stage technology company that has developed an oil conversion process utilizing a mixture of plastic and tires. The Company will produce high grade oil from the tires and plastic. As a result, the Company had no operating revenues or cost of revenues for the nine months ended September 30, 2015 and 2014.

Operating Expenses

The salaries and professional fees for the nine months ended September 30, 2015 were $311,689 as compared to $1,105,405 for the nine months ended September 30, 2014, a decrease of $793,716 representing 71% decrease. The salaries and professional fees for the nine months ended September 30, 2015 included $86,689 in professional fees and $225,000 in salaries. The salaries and professional fees for the nine months ended September 30, 2014 included $461,905 in professional fees and $643,500 in salaries.

The general and administrative expenses for the nine months ended September 30, 2015 were $210,431 as compared to $866,105 for the nine months ended September 30, 2014, a decrease of $655,674 representing 76% decrease. The decrease was the result of $151,508 in warrants issued for services and no stock issued for compensation for consultants. There was also a decrease in travel, entertainment, advertising and marketing concerning the promotion of the company for the nine months ended September 30, 2015 compared to $599,745 in stock issued for services and no warrants issued for services for the nine months ended September 30, 2014. Also, included in the nine months ended September 30, 2015 was the gain in the amount of $6,529 from the conversion of accounts payable to common shares.

Non-Operating Expenses

Non-operating expenses for the nine months ended September 30, 2015 were $119,494 as compared to $916,579 for the nine months ended September 30, 2014, a decrease of $797,085 representing 86% decrease. The decrease was the result of the decrease in the loss on debt conversion when converting debt for stock. There was $15,000 loss on debt conversion for the nine months ended September 30, 2015 compared to a loss of $775,188 for the same period for 2014. The interest expense on the outstanding notes was $62,383 for the nine months ended September 30, 2015 as compared to $82,352 in interest expense for the nine months ended September 30, 2014. There was a vendor judgment award, explained further in the legal section, in the amount of $42,111 expensed by us during the nine months ended September 30, 2015. There was no such loss for the nine months ended September 30, 2014.

Other Income

We recorded in other income territorial license fees in the amount of $120,028 on January 20, 2015 when we entered into the agreement with Cenco, as previously described in the recent developments section. We granted territorial licenses to Cenco in exchange for the two notes they were holding in the amount of $90,000 with their accrued interest in the amount of $5,028 and cash in the amount of $25,000.

Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014.

Revenues

The Company had no operating revenues for the three months ended September 30, 2015 and 2014.

Cost of Revenues

The Company had no cost of revenues for the three months ended September 30, 2015 and 2014.

Operating Expenses

The wages and professional fees for the three months ended September 30, 2015 were $90,000 as compared to $252,048 for the three months ended September 30, 2014 a decrease of 64%. This decrease of $162,048 was the result lower consulting fees and accrued salaries.

The general and administrative expenses for the three months ended September 30, 2015 were $48,637 as compared to $492,768 for the three months ended September 30, 2014, a decrease of approximately 90%. This decrease of $444,131 was the result of a decrease in stock compensation for consultants, travel, entertainment, advertising and marketing concerning the promotion of the company.

Non-Operating Expenses

The non-operating expenses for the three months ended September 30, 2015 were $35,911 as compared to ($38,866) for the three months ended September 30, 2014. There was a loss on debt conversion of $15,000 for the three months ended September 30, 2015 as compared to $66,727 gain on debt conversion for the three months ended September 30, 2014. The interest expense on the working capital notes was $20,911 for the three months ended September 30, 2015 as compared to $27,861 in interest expense for the three months ended September 30, 2014.

Other Income

We had no other income for the three months ended September 30, 2015 or for the three months ended September 30, 2014.

Net Loss

As a result of the above, the Company had a net loss of $521,586 for the nine months ended September 30, 2015 as compared to a loss of $2,888,089 for the nine months ended September 30, 2014.

Liquidity and Capital Resources

On September 30, 2015, we had a balance of cash in the bank in the amount of $145. We had no accounts receivable and no inventory on September 30, 2015. We had other current assets in the amount of $6,426. We had accounts payable to vendors and accrued expenses in the amount of $2,984,315. $5,881 of this amount was to the CEO of the Company.

We had negative cash flows from operations for the nine months ended September 30, 2015 of ($79,582) as compared to the same period ended September 30, 2014 in the amount of ($230,409). We had no cash used in investing activities for the nine months ended September 30, 2015 and for the same period ended September 30, 2014.

We have an outstanding unsecured line of credit from H. E. Capital, S. A. This loan accrues interest at the rate of 8% per annum. The maturity date of the line of credit has been extended to December 31, 2016. The balance of the advances at September 30, 2015 was $189,882 with accrued interest in the amount of $95,207. The use of proceeds from the H. E. Capital credit line is as follows:

H. E. Capital S.A. transactions for 2015	September 30, 2015	December 31, 2014

Beginning Balance	$127,482	$616,772
Proceeds	72,500	170,700
Vendors paid direct on behalf of the Company	2,400	19,510
Reclassification from accounts payable	-	53,000
Consulting fees	45,000	60,000
Assignments	(57,500)	(445,000)
Non-cash conversions	-	(347,500)

Ending Balance	$189,882	$127,482

We have a loan payable from an individual in the amount of $20,000 at 10% due on demand. We have made payments on this loan and repaid $10,000 of this note on August 10, 2010 and $2,500 on April 11, 2011. As of June 30, 2015 the loan has an outstanding balance of $7,500. The interest expense is now calculated at 12%. Accrued interest as of September 30, 2015 was $5,630.

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

The maturity date of these debentures expired on September 24, 2012. We are in contact with representatives of the debenture holders who have given us verbal authority to proceed without written consent. We issued shares of common stock and warrants to the debenture holders for prior extensions. We issued 10,000 shares of common stock with a value of $30,000 and 1,000 five year warrants exercisable at $0.10 per share valued at $2,999. The remaining balance on the Debentures on September 30, 2015 was $305,000. Interest accrued through September 30, 2015 was $190,657.

On March 19, 2013, we issued a promissory note in the amount of $150,000 at 8% to a private investor. The note had no accrued interest for the first six months. The note has been extended to December 31, 2016. We used the proceeds from the note for working capital. As of September 30, 2015 this loan had an outstanding balance of $150,000 and accrued interest in the amount of $30,575.

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

We received $72,500 from financing activities for the nine months ended September 30, 2015 as compared to the same period ended September 30, 2014 when we received the amount of $236,850.

We will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities. However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

We had cash of $145 as of September 30, 2015. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to expand our operations to the point at which we are able to generate revenues and operate profitably. At present, we have no operations to generate revenue. As outlined above under “Overview of Our Business,” we need to complete raising $4,000,000 in equity in order to complete the balance of $16,000,000 in financial resources to start construction of our first plant. We expect increases in the legal and accounting costs and costs to obtain funding.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On September 30, 2014, we entered into a settlement agreement (the “Settlement Agreement”) with MicroCap (the “Plaintiff”), one of our vendors, for unpaid fees in the matter of MicroCap vs Green EnviroTech, in the Supreme Court of the State of New York in the County of New York, case number #153345/13. Under the terms of the Settlement Agreement, we agreed to deliver to the Plaintiff 25,000 free trading shares of our common stock, per month, for six months for a total of 150,000 free trading shares (the “Settlement Shares”). We delivered all of the shares to the Plaintiff. On or about June 18, 2015, the Plaintiff moved for a judgment alleging we defaulted under the terms of the Settlement Agreement. The Plaintiff’s position was that the Settlement Shares were unsellable since we were delinquent in our periodic filings under the Securities Exchange Act of 1934, as amended. On June 23, 2015, we filed an opposition to the Plaintiff’s pleadings. On June 29, 2015 the Court entered a judgment in favor of the Plaintiff in the amount of $42,111. We recorded the liability. We have the right to appeal the judgment for a period of one year from the date of judgment and we are reserving our right to appeal. To date, the judgment remains unsatisfied.

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

During the first quarter of 2015, we issued 65,294 common shares to settle $11,100 of accounts payable. There was a gain in the amount of $6,529 on the accounts payable conversion. We issued 1,500,000 five year warrants for professional services exercisable at $0.10 per share and vesting 62,500 shares per month starting on the 1st day of the month for the next twenty-four months following the date of issuance on January 1, 2015. We issued 875,170 five year warrants for professional services exercisable at $0.08 per share and vesting 175,034 shares per month starting on the 1st day of the month for the next five months following the date of issuance on February 20, 2015. We signed an addendum to this agreement on December 17, 2015 to accelerate all warrants not already vested, to be totally vested on February 1, 2016.

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

On June 12, 2015, the Company and Cenco Leasing Company, Inc. agreed to an extension to the performance clause in the agreement between the Company and Cenco dated January 30, 2015 by executing an amendment to that agreement. The original agreement called for Cenco to demonstrate to the Company that it had obtained funding in the amount of $2,800,000 on or before June 30, 2015. The performance date was extended to July 31, 2015 in the amendment. The amendment also provided the failure to demonstrate the benchmark dollar amount by the extended due date, the territorial exclusivity rights in the original agreement would be lost. It was agreed in the amendment for Cenco to assign all of its rights and obligations in the license agreement to GEN2 WTE, LLC. (GEN2). Neither Cenco nor GEN2 performed before the extension due date. The exclusive right was lost for non-performance.

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

During the third quarter of 2015, we issued 1,500,000 common shares for the conversion of $45,000 in notes payable. There was a loss of $15,000 as a result of this conversion. We also issued 3,625,000 restricted common shares to its Director and CEO for the conversion of $145,000 of debt at $0.04 per share. We issued 1,233,031 common shares to settle $98,643 in accounts payable. There was no loss on the accounts payable or note conversions by the CEO.

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

Green EnviroTech Holdings Corp.

Date: June 3, 2016	By:	/s/ Gary DeLaurentiis
Gary DeLaurentiis
Chief Executive Officer (principal executive and financial officer)

