Form 10-K
period 2015-12-31
GREEN ENVIROTECH HOLDINGS CORP.
filed 2016-06-17
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $401,230 as of December 31, 2015 and $1,606,255 as of June 5, 2016. Shares of voting stock held by each executive officer and director of the registrant and each person who beneficially owns 10% or more of the registrant’s outstanding voting stock has been excluded from the calculation. This determination of affiliated status may not be conclusive for other purposes.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [  ] No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Registrant’s common stock as of June 17, 2016, was 23,926,757 shares.

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

On September 30, 2014 we settled a claim in New York courts from a vendor for unpaid fees, MicroCap vs Green EnviroTech, by agreeing to deliver 25,000 shares a month for six months to the plaintiff. All the shares were delivered. On or about June 18, 2015, Microcap asked the court for a judgment alleging a default of the stipulation of settlement. Microcap’s position was that what was delivered was unsellable as the Company had not made timely filings of its Securities and Exchange Commission filings. We filed a Statement in opposition on June 23, 2015. On June 29, 2015, the Court entered a judgment in the amount of $42,111 in favor of Microcap. We recorded the judgment as a liability. We have the right to appeal this judgment for a period of one year from the date of judgment and are reserving our right to appeal.

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

Overview of Our Business

Green EnviroTech Holdings Corp. is a green technology company that has developed a process to produce Brent Grade type oil by using reactor conversion technology that we call the “GETH Process” by utilizing a mixture of waste plastic and waste tires. We believe the “GETH Process” has the potential to revolutionize the disposal of plastic waste and tires and cleans up our landfills by producing various petroleum products that includes carbon black.

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

We have determined our capital needs will be $16 Million to execute phase-one of our business model. We are in negotiations with a New York Lending Institution for a $12 Million loan with a lien against the plant and equipment. Permits needed to operate and construct the plant were approved on March 20, 2014. Once the funding is in place it is estimated to take nine months to complete construction and outfit the first plant. We are still in negotiation with the lending institution and there is no assurance that we will be able to consummate a transaction with them.

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

So far in 2016, the Brent Oil price has gone from its low of $ 27.10 on January 20, 2016 to a high of $50.21 on May 26, 2016. The West Texas Oil price has gone from its low of $26.05 on February 11, 2016 to its high of $50.21 on May 26, 2016. These prices can from Investing.com and referring to their commodity information. The oil prices appear to be increasing which are indicative of the increase in gas prices at the pump and the Energy Outlook Reports indicate a slow rise in oil prices to continue as we move into and through the summer months for 2016.

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

Research and Development Costs during the Last Two Years

Over the past two years, we have continued to incur research costs and improve our technology. We elected to expense all cost associated with research and development.

ITEM 1A. RISK FACTORS

Risks Related to our Business

We are currently not profitable and may never become profitable.

We have a history of losses totaling $20,595,353 through December 31, 2015, and we expect to incur additional substantial operating losses for the foreseeable future and we may never achieve or maintain profitability. We also expect to experience negative cash flow for the foreseeable future as we continue to fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock and investors would in all likelihood lose their entire investment.

Our independent registered accounting firm has expressed doubt about our ability to continue as a going concern.

Because we have not generated revenue since our inception, our independent registered accounting firm has included in their report for the years ended December 31, 2015 and 2014, an uncertainty with respect to the Company’s ability to continue as a going concern.

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

As of December 31, 2015, we had $8,076 in cash available. We also expect to experience negative cash flow for the foreseeable future as we fund the demand of our operating losses and capital expenditures. Accordingly we need significant additional capital to fund our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise substantial capital, investors will lose their entire investment.

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

We intend to focus on selling our product to the oil industry. Most of our customers and end users are subject to budgetary and political constraints which may delay or limit purchases of our products, and we will have no control over those decisions.

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

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward looking statements, do not apply us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

NOT APPLICABLE

ITEM 2. PROPERTIES

On June 1, 2013, we signed a three year lease agreement for office space and opened our new offices at 210 S. Sierra Ave., Suite A, Oakdale, CA 95361. In the third quarter of 2015, we issued 1,233,031 common shares to the landlord to settle back rent and to be let out of the lease agreement. The value of the settlement was $45,075. On December 1, 2015, we moved our offices to 14699 Holman Mtn Rd, Jamestown, CA 95327. The space is provided by the CEO of the Company at no cost.

ITEM 3. LEGAL PROCEEDINGS.

On September 30, 2014, we entered into a settlement agreement (the “Settlement Agreement”) with MicroCap (the “Plaintiff”), one of our vendors, for unpaid fees in the matter of MicroCap vs Green EnviroTech, in the Supreme Court of the State of New York in the County of New York, case number #153345/13. Under the terms of the Settlement Agreement, we agreed to deliver to the Plaintiff 25,000 free trading shares of our common stock, per month, for six months for a total of 150,000 free trading shares (the “Settlement Shares”). We delivered all of the shares to the Plaintiff. On or about June 18, 2015, the Plaintiff moved for a judgment alleging we defaulted under the terms of the Settlement Agreement. The Plaintiff’s position was that the Settlement Shares were unsellable since we were delinquent in our periodic filings under the Securities Exchange Act of 1934, as amended. On June 23, 2015, we filed an opposition to the Plaintiff’s pleadings. On June 29, 2015, the Court entered a judgment in favor of the Plaintiff in the amount of $42,111. We recorded the judgment as a liability. We have the right to appeal the judgment for a period of one year from the date of judgment and we are reserving our right to appeal. To date, the judgment remains unsatisfied.

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

Fiscal Quarter	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
First Quarter Ended March 31	$0.20	$0.06	$4.50	$0.31
Second Quarter Ended June 30	$0.10	$0.02	$4.02	$0.25
Third Quarter Ended September 30	$0.08	$0.03	$1.77	$0.40
Fourth Quarter Ended December 31	$0.06	$0.02	$1.25	$0.45

Holders

As of June 17, 2016, there were 23,926,757 shares of common stock issued and outstanding, held by approximately 136 shareholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation plans as of December 31, 2015.

Recent Sales of Unregistered Securities.

On March 24, 2015, we issued 65,294 common shares to settle accounts payable in the amount of $11,100. There was a gain of $6,529 on the accounts payable conversion.

On July 17, 2015, we issued 1,500,000 common shares to settle a note with a related party in the amount of $45,000. There was a loss of $15,000 on this conversion.

On July 20, 2015, we issued 3,625,000 restricted common shares at $0.04 per share to settle accrued salary in the amount of $145,000 to our CEO. We also issued 1,233,031 restricted common shares at $0.04 per share to settle back rent in the amount of $45,075.

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

Reclassification-Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2014, together with notes thereto as previously filed with our Annual Report on Form 10-K. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Form 10-K for the year ended December 31, 2015.

Results of Operations

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

We incurred $611,248 in wages and professional fees for the year ended December 31, 2015 as compared to $1,997,615 for the year ended December 31, 2014, a decrease of approximately 69.0%. This decrease of $1,386,367 in wages and professional fees is the result of our decrease in legal fees and professional services having to do with the use of financing experts preparing financial models for use in the financing arena and the resignation of our COO in October of 2014 and the resignation of our CFO in August of 2014.

There were no impairments or bad debt write offs for the year ended December 31, 2015. We had $33,333 in impairments for the year ended December 31, 2014 when we wrote off the engineering and design costs we incurred in 2013 on a facility we were planning to build or purchase to refurbish.

The general and administrative expenses for the year ended December 31, 2015 were $79,145 as compared to $366,416 for the year ended December 31, 2014, a decrease of approximately 78%. This decrease of $287,271 was the result of a decrease in the rent expense, a decrease in the loss from accounts payable debt conversion, a decrease in payroll taxes and a decrease in product sample costs.

The non-operating expenses for the year ended December 31, 2015 were $21,206 as compared to $1,306,542 for the year ended December 31, 2014, a decrease of 98%. The decrease of $1,285,336, in non-operating expenses was the result of a decrease in interest expense when in 2014 there was a debt conversion reducing the notes payable. There was a loss of $1,171,121 from debt conversion in 2014 compared to $15,000 in 2015. There was loss of $25,706 for a vendor payable settlement agreement in 2014 when compared to a $42,111 vendor judgment award in 2015. We also had other income recorded in the operations statement as territorial licensee fee in the amount of $120,028.

Liquidity and Capital Resources

As of December 31, 2015, we had a balance of cash in the bank in the amount of $8,076 as compared to $7,227 as of December 31, 2014. This increase of $849 represented a 12% increase. We estimate we will need to raise an additional $500,000 in 2016 for working capital. As of December 31, 2015, we had accounts payable to vendors and accrued expenses in the amount of $3,097,008 as compared to $3,582,614 as of December 31, 2014. As of December 31, 2015 we had accounts payable to a related party in the amount of $6,625 and no accounts payable to a related party for the year ended December 31, 2014. As of December 31, 2015, we have loans payable-other in the amount of $594,082 as compared to $454,982 as of December 31, 2014. These loans were used for working capital. We did not have any loans payable to any related party as of December 31, 2015 and 2014.

The unsecured, loan payable in the form of a line of credit with the CEO originally dated October 7, 2009 provided up to $200,000 at 4% interest per annum to cover various expenses and working capital infusions until we can be funded. This loan has been extended every year to the end of December of the next upcoming year. The original amount was increased from $200,000 to $1,000,000. This loan has been extended again to December 31, 2015. The remaining principal under this loan due as of December 31, 2015 is $0. This loan was paid in full when it was converted into 42,871 shares of restricted common stock on April 16, 2014 at $1.00 per share. The shares represented $12,287 balance of the loan and $30,584 in accrued interest.

At the beginning of 2015, we had one unsecured loan with H. E. Capital, S. A. in the amount of $127,482. This loan accrues interest at the rate of 8% per annum. The due date of the loan was extended to December 31, 2016. Balance of the loan at December 31, 2015 was $241,582 with accrued interest in the amount of $99,719. See Note 5 to the financial statements which are a part of this filing for further information.

During the year ended December 31, 2010, we entered into a loan payable with an individual for a total amount of $20,000 at 10% interest due on demand. The interest went to 12% on February 25, 2011 when the note was not paid in full. As of December 31, 2015 and 2014 the loan had an outstanding balance of $7,500 and accrued interest in the amount of $5,857 and $4,957 respectively.

We issued debentures secured by our assets to a group of investors on October 22, 2010. We are in negotiations with the investors to extend these obligations. The balance of these debentures on December 31, 2015 and 2014 was $305,000. Interest accrued as of December 31, 2015 and 2014 (12%) was $200,010 and $162,901 respectively. $75,000 of these notes was paid on April 27, 2012. Please refer to Note 5 of the financial statements which are a part of this filing for further information.

On November 16, 2012, we entered into a loan agreement with an individual in the amount of $170,000 at 8% due on November 16, 2013. This loan is extended to December 31, 2016. We used the funds to pay off the convertible notes held by Asher Enterprise, Inc. We had three outstanding promissory notes issued to Asher Enterprises, Inc. in the aggregate amount of $203,250 at year end 2011. These were convertible promissory notes with a discounted conversion price. These notes were paid off during the year ended 2012. As of December 31, 2015 this loan has an outstanding balance of $170,000 and accrued interest in the amount of $42,514.

On March 19, 2013, we issued a promissory note to an individual in the amount of $150,000 at 8% due on March 18, 2014. This note has been extended until December 31, 2016. We used the funds for working capital. As of December 31, 2015 this loan has an outstanding balance of $150,000 and accrued interest in the amount of $34,356.

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

During the second quarter, we incurred two new secured notes with Cenco Leasing Company, Inc. Both notes are for one year at 8% interest. The first note was issued on May 5, 2014, for $50,000 and the second note was issued on June 2, 2014, for $40,000. These notes are collateralized by our assets and can be repaid by our common stock when presented for payment. We used the proceeds from these notes for working capital. On January 30, 2015, we entered into a license agreement with Cenco Leasing Company, Inc. (Cenco) in which we granted the exclusive license rights to Cenco for the states of Oklahoma, Kansas, Arkansas, Nebraska, Missouri, Colorado, North Dakota, South Dakota, Iowa, New Mexico, Nevada, Utah and the entire country of Mexico. The agreement gives exclusive rights to Cenco to utilize certain of our technology to design, construct, own and operate pyrolysis and refining plants in the above defined territories. The agreement calls for Cenco, over certain periods of time as detailed in the agreement, to construct plants in these territories. The agreement also calls for Cenco to pay royalties from the revenues generated from these plants. Such royalties in some states are calculated at a three percent (3%) rate and other states at a five and one half percent (5.5%). It was also agreed that our two notes Cenco is holding, in the amount of $90,000 plus the accrued interest, will be returned to us as license fees. Cenco would also pay us an additional $25,000 as a license fee for another state. This transaction was completed on January 30, 2015.

On June 12, 2015, the Company and Cenco Leasing Company, Inc. agreed to an extension to the performance clause in the agreement between the Company and Cenco dated January 30, 2015 by executing an amendment to that agreement. The original agreement called for Cenco to demonstrate to the Company that it had obtained funding in the amount of $2,800,000 on or before June 30, 2015. The performance date was extended to July 31, 2015 in the amendment. The amendment also provided the failure to demonstrate the benchmark dollar amount by the extended due date, the territorial exclusivity rights in the original agreement would be lost. It was agreed in the amendment for Cenco to assign all of its rights and obligations in the license agreement to GEN2 WTE, LLC. (GEN2). Neither Cenco nor GEN2 performed before the extension due date. The exclusive right was lost due to non-performance.

The following tables provide selected financial data about our company for the years ended December 31, 2015 and 2014.

Balance Sheet Data:	12/31/15	12/31/14

Cash	$8,076	$7,227
Total assets	$14,502	$13,653
Total liabilities	$3,996,090	$4,432,596
Shareholders’ equity	$(3,981,588)	$(4,418,943)

Cash provided by financing activities for the year ended December 31, 2015 was $121,700, as compared to $260,700 for the year ended December 31, 2014. The $121,700 was a result of an increase in a working capital loan from H. E. Capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto at the end of this annual report on Form 10-K beginning on page F-1 and is hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of December 31, 2015, as further described below.

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

As of December 31, 2015 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial Statements as of December 31, 2015. These material weaknesses can be rectified by an injection of funding needed to hire personnel to fill the positions needed to carry out the necessary duties for adequate internal controls. Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2015, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE .

Below are the names and certain information regarding the Company’s executive officers and directors.

Name	Age	Position
Gary M. DeLaurentiis	72	Chief Executive Officer and Chairman

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

Section 16(a) Beneficial Ownership Compliance

Our officers, directors and shareholders owning greater than ten percent (10%) of our shares are required to file beneficial ownership reports pursuant to Section 16(a) of the Securities and Exchange Act (the “Exchange Act”). All such reporting obligations were complied with during the year ended December 31, 2015, except that, our chief executive officer has not filed Form 4, but will in the near future

Code of Ethics

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

Changes in Nominating Process

During the year ended December 31, 2015, there are no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation paid or accrued in respect of our Chief Executive Officer and those executive officers who received compensation in excess of $100,000 per year for the years ended December 31, 2015 and 2014.

Name & Principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation Earnings ($)	Total ($)

Gary DeLaurentiis Chief Executive Officer and	2015	$300,000
Chariman	2014	$300,000		$305,000					$605,000

Lou Perches Chief Operations Officer	2014	$157,500		$100,000					$257,500

(1)	Gary DeLaurentiis, CEO salary was accrued in the amount of $300,000 at December 31, 2015 and $300,000 at December 31, 2014. The CEO received no common stock awards during 2015. The CEO received during 2014 common stock awards in the amount of 1,150,000 shares valued at $305,000.

(2)	Lou Perches, COO’s resignation was effective October 1, 2014. His salary was accrued in the amount of $157,500 at December 31, 2014. The COO received during 2014 common stock awards in the amount of 300,000 shares valued at $100,000.

Employment Agreements

Employment Agreement with Gary DeLaurentiis

On June 1, 2011, we entered into an employment contract with our Chief Executive Officer at a base salary of $300,000. The contract provided for an annual bonus in an amount equal to at least the base salary of the officer. The contract also provided for stock and/or option incentive for the purchase of common stock at the discretion of the Board of Directors. Salaries and bonuses are being accrued until such time the company has the funds to pay accrued wages.

Director Compensation

None of our directors received any compensation for services as director for the year ended December 31, 2015.

Outstanding Equity Awards at December 31, 2015

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2015

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of June 17, 2016, with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. This is based upon a total of 23,926,757 shares issued and outstanding as of June 17, 2016.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Directors and Officers:
Gary M. De Laurentiis	4,773,424	19.95

All officers and directors as a group (1 person)	4,773,424	19.95

Way Black Lion Oil Ltd	5,779,016	24.15
Brian Williamson	1,556,781	6.51
Chris Bower	1,250,000	5.22

Except as otherwise indicated, the address of each beneficial owner is:

14699 Holman Mtn, Jamestown, CA 95327.

Applicable percentage ownership is based on 23,926,757 shares of Common Stock outstanding as of June 17, 2016, together with securities exercisable or convertible into shares of common stock within 60 days of June 17, 2016, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Options or warrants to purchase shares of Common Stock that are currently exercisable or exercisable within 60 days of June 17, 2016, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

On July 17, 2015, Black Lion Oil Ltd converted the note, assigned to it by H. E. Capital S.A., in the amount of $45,000 into 1,500,000 shares of the Company’s common stock at a price of $0.03. The Company reconized a loss of $15,000 in the transaction.

On July 20, 2015, Gary De Laurentiis, our chief executive officer, converted $145,000 of accrued salary into 3,625,000 restriceted common shares of the Company. There was no recorded loss in the transaction.

Director Independence

Our directors are not independent as that term is defined under the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table set forth the total fees charged to us for audit services, including quarterly reviews, other audit-related services, tax services , and for other services for the years ended December 31, 2015 and 2014, respectively:.

	December 31, 2015	December 31, 2014
Audit services	$21,000	$21,000
Other audit-related services	-	-
Tax services	-	-
Total	$21,000	$21,000

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

Exhibit Number	Description

3.1	Certificate of Incorporation (Incorporated by reference to our registration statement on Form S-1 (File No. 333-149626), filed with the Securities and Exchange Commission on March 11, 2008)

3.2	Certificate of Amendment of Incorporation (Incorporated by reference to our current report on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2010

3.3	Certificate of Designation of Magic Bright Acquisition Series C Convertible Preferred Stock (incorporated by reference to our current report on Form 8-K filed with the SEC on February 15, 2011)

3.4	Certificate of Amendment to Certificate of Incorporation effective March 17, 2013

3.5	By-Laws (Incorporated by reference to our registration statement on Form S-1 (File No. 333-149626), filed with the Securities and Exchange Commission on March 11, 2008)

10.1	Agreement and Plan of Merger, dated November 20, 2009, by and among the Company, Green Enviro Tech Corp. and Green EnviroTech Acquisition Corp. (Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2009)

10.2	Equipment Purchase and Installation Agreement, dated December 12, 2009, by and among Green Enviro Tech Corp., and Plast2Fuel Corporation (Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2009)

10.3	Oil Marketing and Distribution Agreement, dated December 12, 2009, by and among Green Enviro Tech Corp. and Plast2Fuel Corporation (Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2009)

10.4	License Agreement, dated December 12, 2009, by and among Green Enviro Tech Corp. and Past2Fuel Corporation (Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on January 29, 2009)

10.5	Employment Agreement between the Company and Gary De Laurentiis (incorporated by reference to our annual report on Form 10-K filed with the SEC on April 8, 2010)

10.6	Employment Agreement between the Company and Jeffrey Chartier (incorporated by reference to our annual report on Form 10-K filed with the SEC on April 8, 2010)

10.7	Employment Agreement between the Company and Andrew Kegler (incorporated by reference to our annual report on Form 10-K filed with the SEC on April 8, 2010)

10.7	HE Capital, SA Note dated April 14, 2010 (incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on May 12, 2010)

10.8	First Amendment to Plas2Fuel License Agreement, dated May 18, 2010, by and between Green EnviroTech and Plas2Fuel, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on June 8, 2010)

10.9	License Agreement, dated April 30, 2010, by and between Green EnviroTech and Ergonomy (incorporated by reference to our current report on Form 8-K filed with the SEC on June 8, 2010)

10.10	License Agreement, dated May 18, 2010, by and between Green EnviroTech and Thar Process, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on June 8, 2010)

10.11	License Agreement, dated May 18, 2010, by and between Green EnviroTech and Thar Process, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on June 8, 2010)

10.12	8% Promissory Note, dated August 6, 2010 (incorporated by reference to our quarterly report on Form 10-Q, filed with the SEC on November 9, 2010)

10.13	8% Promissory Note, dated September 13, 2010 (incorporated by reference to our quarterly report on Form 10-Q, filed with the SEC on November 9, 2010)

10.14	Form of Securities Purchase Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on January 27, 2011)

10.15	Form of Debenture (incorporated by reference to our current report on Form 8-K filed with the SEC on January 27, 2011)

10.16	Form of Security Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on January 27, 2011)

10.17	Form of Warrant (incorporated by reference to our current report on Form 8-K filed with the SEC on January 27, 2011)

10.18	Separation Agreement, dated as of January 25, 2011, between the Company and Jeffrey Chartier incorporated by reference to our current report on Form 8-K filed with the SEC on January 31, 2011)

10.19	Securities Purchase Agreement, dated February 14, 2011, between the Company, Magic Bright and the Sellers incorporated by reference to our current report on Form 8-K filed with the SEC on February 15, 2011)

10.20	Amendment No. 1 to Securities Purchase Agreement, between the Company, Magic Bright and the Sellers, dated March 16, 2011 (incorporated by reference to Form 8-K filed with the SEC on March 18, 2011)

10.21	Amendment No. 2 to Securities Purchase Agreement, between the Company, Magic Bright and the Sellers, dated March 25, 2011 (incorporated by reference to Form 8-K filed with the SEC on March 31, 2011)

10.22	Employment Agreement, dated as of March 30, 2011 between the Company and Wong Kwok Wing, Tony, dated as of March 31, 2011 (incorporated by reference to Form 8-K filed with the SEC on April 1, 2011)

10.22	Letter Agreement, dated as of March 5, 2012, between the Company, Magic Bright, and the Sellers (incorporated by reference to Form 8-K filed with the SEC on March 9, 2012).
16.1	Letter from KBL, LLP (incorporated by reference to 8-K filed with the SEC on May 22, 2012)
16.2	Letter from Michael F. Cronin, CPA (incorporated by reference to 8-K filed with the SEC on March 13, 2013)

21.1	List of Subsidiaries: Green EnviroTech Wisconsin, Inc.

31.1	Certification by Principal Executive and Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Principal Executive and Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEDULE

EX-101.CAL	XBRL EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL EXTENSION LABLE LINKBASE

EX-101.PRE	XBRL EXTENSION PRESENTATION LINKBASE

22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Green Envirotech Holdings Corp.

Oakdale, California

We have audited the accompanying consolidated balance sheets of Green Envirotech Holdings Corp. and its subsidiary (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Envirotech Holdings Corp. and its subsidiary as of December 31, 2015 and 2014 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit as of December 31, 2015 and has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

June 17, 2016

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2015 AND 2014

	2015	2014
ASSETS

CURRENT ASSETS
Cash	$8,076	$7,227
Other current assets	6,426	6,426
Total current assets	14,502	13,653

TOTAL ASSETS	$14,502	$13,653

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$641,371	$575,417
Accounts payable-related party	6,625	-
Accrued expenses	2,449,012	3,007,197
Secured debentures payable	305,000	395,000
Loan payable - other	594,082	454,982
Total current liabilities	3,996,090	4,432,596

TOTAL LIABILITIES	3,996,090	4,432,596

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 23,926,757 and 17,503,432 shares issued and outstanding	23,927	17,503
Additional paid in capital	16,589,838	15,447,308
Deficit accumulated during development stage	(20,595,353)	(19,883,754)
Total stockholders’ equity (deficit)	(3,981,588)	(4,418,943)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,502	$13,653

The accompanying notes are an integral part of these consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2015	DECEMBER 31, 2014

OPERATING EXPENSES
Wages and professional fees	$611,248	$1,997,615
General and administrative	79,145	366,416
Total operating expenses	690,393	2,364,031

NET (LOSS) FROM OPERATIONS	690,393	2,364,031

OTHER (INCOME) EXPENSES:
Interest expense	84,123	109,715
Vendor judgment award	42,111	-
(Gain) Loss on settlement of payable	-	25,706
(Gain) or Loss on debt conversion	15,000	1,171,121
Territorial Licencee Fee-Plants	(120,028)	-
Total other (income) loss:	21,206	1,306,542

NET (LOSS)	$(711,599)	$(3,670,573)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,422,966	11,025,066

NET (LOSS) PER SHARE	$(0.03)	$(0.33)

The accompanying notes are an integral part of these consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2013	-	$-	5,904,688	$5,905	$11,009,932	$(16,213,181)	$(5,197,344)

Common shares issued for services	-	-	680,000	680	251,815		252,495

Common shares issued for services-related party	-	-	1,910,000	1,910	633,950		635,860

Conversion of notes payable & accrued salary related party to common shares	-	-	821,108	821	820,287		821,108

Conversion of accounts payable and accruals to common shares	-	-	1,773,620	1,773	512,352		514,125

Conversion of notes payable to common shares	-	-	6,299,016	6,299	960,955		967,254

Common shares issued as sweeteners for debt			100,000	100	12,900		13,000

Exercise of warrants			15,000	15	14,985		15,000

Warrants issued to consultants for fees					59,011		59,011

Loss on debt conversion					1,171,121		1,171,121

Net loss for the year ended December 31, 2014	-	-	-	-	-	(3,670,573)	(3,670,573)
Balance - December 31, 2014	-	$-	17,503,432	$17,503	$15,447,308	$(19,883,754)	$(4,418,943)

Common shares issued to related party for note conversion	-	-	1,500,000	1,500	43,500		45,000

Conversion of accounts payable and accruals to common shares	-	-	1,298,325	1,299	54,876		56,175

Common shares issued for related party accrued debt	-	-	3,625,000	3,625	141,375		145,000

Agreed write off of accrued salary of an officer considered beneficial owner	-	-	-	-	721,749		721,749

Gain on conversion of accounts payable	-	-	-	-	(6,529)		(6,529)

Loss on debt conversion	-	-	-	-	15,000		15,000

Warrants issued for service	-	-	-	-	172,559		172,559

Net loss for the year ended December 31, 2015	-	-	-	-	-	(711,599)	(711,599)

Balance - December 31, 2015	-	$-	23,926,757	$23,927	$16,589,838	$(20,595,353)	$(3,981,588)

The accompanying notes are an integral part of these consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2015	DECEMBER 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(711,599)	$(3,670,573)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Common stock issued for services	-	252,495
Common stock issued for services-related party	-	635,860
Common stock issued as sweetners for debt	-	13,000
Impairment expense	-	33,333
Loss on debt conversion	15,000	1,171,121
(Gain) Loss on conversion of accounts payables and accruals	(6,529)	122,349
Company liabilities paid direct	2,400	19,510
Debt increase as a result of a consulting agreement	60,000	60,000
Warrants issued for services	172,559	59,011
Note and accrued interest extinguished for territorial licenses fees-plants	(95,028)	-

Change in assets and liabilities
(Increase) in deposits and other current assets	-	1,193
Accounts payable-related party	6,625	-
Increase in accounts payable and accrued expenses	435,721	1,049,043
Net cash (used in) operating activities	(120,851)	(253,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from loan payable - other	121,700	170,700
Proceeds received from secured debentures		90,000
Net cash provided by financing activities	121,700	260,700

NET INCREASE IN CASH AND CASH EQUIVALENTS	849	7,042

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	7,227	185

CASH AND CASH EQUIVALENTS - END OF PERIOD	$8,076	$7,227

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for subscriptions receivable
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Conversion of loans payable for common stock	$-	$967,254
Exercise of warrants for accounts payable	$-	$15,000
Reclassify from accounts payable	$-	$53,000
Debt assigned to a third party	$70,000	$445,000
Shares issued for accounts payable and accruals	$56,175	$417,482
Conversion of related party debt for common stock	$190,000	$821,108
Reclassify related party accrued salary relinguished	$721,749	$-

The accompanying notes are an integral part of these consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

Green EnviroTech Holdings Corp. (the “Company”) was incorporated on June 26, 2007 under the name Wolfe Creek Mining, Inc. under the laws of the State of Delaware. On November 20, 2009, the Company completed a reverse merger transaction pursuant to which it acquired Green EnviroTech Corp., a Nevada corporation. Wolfe Creek Mining, Inc. up until November 20, 2009 was primarily engaged in the acquisition and exploration of mining properties. Green EnviroTech Corp was incorporated on October 6, 2008 and was engaged in plastics recovery. The financial statements included herein are the financials of Green EnviroTech Holdings Corp. and subsidiary from October 6, 2008 to current.

Green EnviroTech Holdings Corp. is an innovative pre revenue-stage technology company that has developed a high grade oil conversion process utilizing a mixture of plastic and tires earmarked for disposal. The “GETH Process” revolutionizes the recapture of waste tires and plastic and cleans up our landfills. The proprietary conversion process uses established pyrolysis technology with additional distillation applications. We have already received a contract from Conoco for the oil produced from our first plant.

Going Concern

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the year ended December 31, 2015, the Company had a net loss of $711,599. The Company also had a working capital deficit of $3,981,588 and it had accumulated a deficit of $20,595,353. Further losses are anticipated in the development of the Company’s business of raising substantial doubt and its ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities when they come due from normal business operations. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock.

The continuation of the Company as a going concern is dependent upon the continued financial support from our shareholders and our ability to obtain necessary equity financing to continue toward funding our first operation.

The Company has had very little operating history to date. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding its ability to continue as a going concern.

Besides generating revenues from proposed operations, the Company may need to raise additional funds to expand operations to the point at which it can achieve profitability. The terms of new debt or equity that may be raised may not be on terms acceptable to the Company. If it fails to raise adequate funds from unrelated third parties, its officers and directors may need to contribute additional funds to sustain operations.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its interest in Green EnviroTech CA1, LLC, joint venture, which had no operations for the year. Intercompany balances and transactions were eliminated between the Company and the joint venture. The Company owns 99% of the Joint Venture. There is no specific operational use for the Joint Venture at present.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Reclassification-Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

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

Cash and Cash Equivalents

We consider cash equivalents when purchased to be all highly liquid debt instruments and other short-term investments with maturity of three months or less.

We maintain cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. We do not have any cash equivalents as of December 31, 2015 and 2014, respectively.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Costs of maintenance and repairs will be charged to expense as incurred.

Recoverability of Long-Lived Assets

We will review long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on our ability to recover the carrying value of our long-lived assets from expected future cash flows from our operations on an undiscounted basis.

If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fixed assets to be disposed of by sale will be carried at the lower of the then current carrying value or fair value less estimated costs to sell.

Income Taxes

We account for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, Income Taxes. There are two major components of income tax expense, current and deferred. Current income tax expense approximates cash to be paid or refunded for taxes for the applicable period. Deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. Deferred tax expense or benefit is the result of changes between deferred tax assets and liabilities.

A valuation allowance is established when, based on an evaluation of objective verifiable evidence, it is more likely than not that some portion or all of deferred tax assets will not be realized.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

(Loss) Per Share of Common Stock

We follow ASC 260, Earnings per Share. Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents from warrants in the amount of 3,012,800 shares at December 31, 2015 were not included in the computation of diluted earnings per share. We are reporting a loss, to include stock equivalents would be anti-dilutive for periods presented.

Intangible Assets

ASC 350 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Our assessment for impairment of assets involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, and considers year-end the date for its annual impairment testing, unless information during the year becomes available that requires an earlier evaluation of impairment testing. We had no impairment charges for the year ended December 31, 2015. For the ended December 31, 2014, we incurred impairment charges in the amount of $33,333 when we wrote off the engineering costs in the amount of $30,833 which were associated with the building permits for a plant to be built in San Francisco. The building permits would expire before funding of the plant could be consummated. We also wrote down a Sniff Machine used for detecting vapors and odors to fair market value. The write down was for $2,500.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

We account for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

We measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and recognizes it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. We estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statement of operations. The forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the fiscal periods ended December 31, 2015 and 2014, we estimated our forfeiture rate to be 0% based on the Company’s historical experience. There were 0 stock options granted to employees during the years ended December 31, 2015 and 2014.

During the fiscal periods ended December 31, 2015 and 2014, we granted common stock warrants to investors, lenders, consultants and certain officers as discussed in Note 3. The fair value of stock warrants issued in conjunction with the sale of common stock is recorded against common stock as stock issuance cost. The fair value of stock warrants issued in conjunction with notes payable is recognized as a discount on the related debt and amortized to interest expense over the term to maturity.

The fair value of stock-based awards to consultants, employees and directors is calculated using the Black-Scholes-Merton pricing model. The Black-Scholes-Merton model requires subjective assumptions regarding future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the common stock of comparable publicly traded companies. In making this determination and finding another similar company, we have considered the industry, stage of life cycle, size and financial leverage of such other entities. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

Fair Value Measurements

We have adopted certain provisions of ASC Topic 820. ASC 820 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

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

Recently Issued Accounting Standards

There were recently issued updates most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to have a material impact on our financial position, results of operations or cash flows.

NOTE 3- STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 25,000,000 preferred shares of $0.001 par value stock authorized. The Company has no preferred stock issued and outstanding.

Common Stock

The Company has 250,000,000 common shares of $0.001 par value stock authorized. On December 31, 2015, we had 23,926,757 common shares outstanding as compared to 17,503,432 common shares outstanding on December 31, 2014.

Warrants

The Company uses the Black-Scholes option pricing model in valuing options and warrants. The inputs for the valuation analysis of the options and warrants include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price and the risk free interest rate.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

The key inputs in determining grant date fair value are as follows:

	Period Ended December 31,
	2015	2014
Risk-free interest rate	1.25%	1.25%
Dividend yield	0.00%	0.00%
Expected volatility	110.24%	110.24%
Expected term (in years)	5.0	5.0
Weighted average grant date fair value of warrants granted during the period	$0.12	$0.34

The following table presents the warrant activity during 2015 and 2014:

		Weighted Average
	Warrants	Exercise Price
Outstanding - December 31, 2013	19,519	$5.64
Granted-Oct 10, 2014	650,000	$0.10
Forfeited/canceled	-	-
Exercised-Feb 19, 2014	(15,000)	$(1.00)
Exercisable as of December 31, 2014	394,519	$0.34
Outstanding - December 31, 2014	654,519	$0.24
Granted-Jan 1, 2015	3,000,000	$0.10
Granted-Feb 20, 2015	875,171	$0.08
Granted-Feb 24, 2015	875,171	$0.08
Exercisable as of December 31, 2015	3,012,800	$0.12
Outstanding - December 31, 2015	5,404,861	$0.09

The weighted average remaining life of the outstanding common stock warrants as of December 31, 2015and 2014 was 4.52 and 4.75 years. The aggregate intrinsic value of the outstanding common stock warrants as of December 31, 2015 and 2014 was $0 for both years.

During the year ended December 31, 2014:

●	the Company issued 680,000 common shares for services valued at $252,495 and additional 1,910,000 common shares for services valued at $635,860 were issued to related parties.

●	the Company issued 6,299,016 common shares to convert $967,254 of principal and interest on notes payable into equity,

●	the Company issued 650,000 common stock warrants to an attorney, the warrants convert within 5 years of issuance @ $0.10 per warrant. 130,000 warrants vested when issued and 130,000 vested the 10th of the following four months after issue date. These warrants were valued at $59,011 at December 31, 2014 by the Black-Sholes method.

●	the Company issued 821,108 shares valued at $821,108 to a related party for accrued salary and conversion of note payable, 42,871 of these shares were issued to the CEO for the payoff of his note with a principal balance of $12,287 and accrued interest of $30,584

●	the Company issued 1,773,620 common shares to convert $417,482 of accounts payable and accruals which resulted in an operating loss of $96,643.

●	the Company issued 100,000 shares as a sweetener for debt holders valued at $13,000.

●	the Company issued 15,000 common shares valued at $15,000 to convert warrants. The transaction converted $15,000 in payables.

●	the Company recognized a loss on conversion of debt in the amount of $1,171,121.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

During the year ended December 31, 2015:

●	the Company issued 1,500,000 common shares to a related party for a note conversion in the amount of $45,000.

●	the Company issued 1,298,325 common shares to convert $56,175 of accounts payable and accruals. There was a gain of $6,529 on the transactions.

●	the Company issued 1,500,000 common stock warrants to an engineer in January 2015. These warrants convert within 5 years of issuance @ $0.10 per warrant. 62,500 warrants vest monthly starting the month after issuance. There were 687,500 warrants fully vested at the end of the year. These warrants were valued at $34,926 at December 31, 2015 by the Black-Sholes method.

●	the Company issued 1,500,000 common stock warrants to a consultant in January 2015. These warrants convert within 5 years of issuance @ $0.10 per warrant. All of these warrants vest on February 1, 2016. These warrants were valued at $27,588 at December 31, 2015 by the Black-Sholes method.

●	the Company issued 875,171 common stock warrants to the engineer in February 2015. These warrants convert within 5 years of issuance @ $0.08 per warrant. 79,561 warrants vest monthly starting the month after issuance. There were 795,610 warrants fully vested at the end of the year. These warrants were valued at $36,766 at December 31, 2015 by the Black-Sholes method.

●	the Company issued 875,171 common stock warrants to an attorney, the warrants convert within 5 years of issuance @ $0.08 per warrant. 175,034 warrants vested when issued and 175,034 vested the next four months after issue date. These warrants were totally vested and valued at $46,189 at December 31, 2015 by the Black-Sholes method.

●

the Company issued 650,000 warrants in October of 2014 to an attorney, 390,000 of these warrants vested in 2014 and were valued at $59,011. The 260,000 remaining warrants vested in 2015 and were valued at $27,090 by the Black-Sholes method.

●	the Company issued 3,625,000 common shares to a related party to convert $145,000 in accrued salary.

On January 30, 2015, in conjunction with the execution of the agreement between us and Cenco Leasing Company, Inc. (Cenco), see note 8, we entered into a mutual release agreement with a former employee who claimed to have certain technology rights of the Company. It was agreed wherein the employee would release to the company any claim to any and all rights to certain technology concerning the pyrolysis and refining of certain materials into oil. Included in the agreement was a provision in which the former employee would forfeit all of their accrued salary in the amount of $721,749 the Company was carrying as a liability to the former employee. The Company will recognize an equity adjustment from the write off of the accrued salary. In exchange for the forfeiture of the accrued salary, Cenco had entered into a separate agreement with the former employee wherein the former employee would receive certain licensed territorial rights given to Cenco.

NOTE 4- LOAN PAYABLE – RELATED PARTY

The Company had an unsecured, loan payable in the form of a line of credit with its CEO. The CEO had provided a line of credit up to $1,000,000 at 4% interest per annum to the Company to cover various expenses and working capital infusions until the Company received sufficient other funding. This loan was extended to December 31, 2015. The loan was paid in full when it was converted on April 16, 2014 by issuing 42,871 shares of restricted common stock of the Company at a conversion rate of $1.00 per share The shares represented $12,287 of principal and $30,584 of accrued interest.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 5- LOAN PAYABLE – OTHER

The Company at the beginning of the year 2015 had a Line of Credit with H. E. Capital, S. A. This Line of Credit accrues interest at the rate of 8% per annum. The due date of the loan was extended to December 31, 2016. Balance of the loan at December 31, 2015 was $241,582 with accrued interest in the amount of $99,719 as compared to $127,482 with accrued interest in the amount of $85,031 for the year ended December 31, 2014

History of the H. E. Capital loans is as follows:

	December 31, 2015	December 31, 2014

Beginning Balance	$127,482	$616,772
Proceeds	121,700	170,700
Vendors paid direct on behalf of the Company	2,400	19,510
Reclassification from accounts payable	-	53,000
Consulting fees	60,000	60,000
Assignments	(70,000)	(445,000)
Non-cash conversion	-	(347,500)

Ending Balance	$241,582	$127,482

The Company on February 25, 2010 issued a promissory note to an individual in the amount of $20,000 at 10% interest due on demand. This interest rate was increased to 12% beginning in 2012. The Company repaid $10,000 of this note on August 10, 2010. The Company also repaid $2,500 of this note on April 13, 2011. The note is extended to December 31, 2016. As of December 31, 2015 and 2014 the loan has an outstanding balance of $7,500 and accrued interest in the amount of $5,857 and $4,957, respectively.

The Company issued a promissory note on November 15, 2012 to an individual in the amount of $170,000 at 8% interest. The note was extended to December 31, 2016. The Company used the funds to pay off the convertible notes held by Asher Enterprise, Inc. As of December 31, 2015 and 2014 the loan has an outstanding balance of $170,000 and accrued interest in the amount of $42,514 and $28,914 respectively.

The Company issued a promissory note on March 19, 2013 to an individual in the amount of $150,000 at 8% interest due on March 18, 2014. This note is extended to December 31, 2016. The Company used the funds for working capital. As of December 31, 2015 and 2014 the loan has an outstanding balance of $150,000 and accrued interest in the amount of $34,356 and 19,356 respectively.

The Company issued a promissory note in the amount of $171,300 on October 1, 2013 to a vendor in exchange for converting accounts payable. The note accrues interest at 8% and is due on September 30, 2014. As of December 31, 2013 this note had an outstanding balance of $171,300 and accrued interest in the amount of $3,454. On February 18, 2014, the note was converted into 685,200 shares of common stock. There was a conversion loss in the amount of $246,672.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

During the fourth quarter 2014, the Company was faced with satisfying a disputed obligation with one of its vendors by issuing 150,000 free trading shares of the Company. The debt had not matured for the amount of time required for the obligation to receive free trading shares. In order to satisfy the debt, the Company entered into an agreement with H. E. Capital, S.A. to convert $30,000 of its Line of Credit Note with the Company into 150,000 free trading shares of the Company. H. E. Capital S.A. converted the required portion of its debt from the Company into the shares needed and issued 25,000 free trading shares in December 2014 and the balance of 125,000 free trading shares in February 2015. The Company was contingently liable for the vendor debt on December 31, 2014 and until it was totally satisfied in February 2015. The Company incurred an operating loss of $25,706 as a result of the transaction in 2014.

On May 18, 2015, we approved the Debt Assignment Agreement dated 5/18/2015 between H.E. Capital S.A. (HEC) and Valuecorp Trading Company. We also approved the Debt Settlement Agreement dated 5/19/2015 between the Company and Valuecorp Trading Company. We will issue 833,333 shares of common stock to Valuecorp Trading Company at $0.03 per share to satisfy $25,000 of the debt dated 12/3/2010. However, on June 8, 2015 Valuecorp only paid $12,500 of the assignment to HEC and a note was issued to Valuecorp in the amount of $12,500 and HEC letter of credit note was reduced by the same amount. It is approved for Valuecorp to receive only 416,667 shares of the Company’s common stock for the conversion of its $12,500 note when presented to the Company for conversion. To date, this note has not been presented. This note was outstanding at December 31, 2015 with $567 in accrued interest.

On December 29, 2015, we approved H.E. Capital S.A.’s (HEC) request to assign to a private individual $12,500 of its Line of Credit Note. This approval was requested to fulfill the $25,000 assignment to Valuecorp Trading Company requested and approved on May 18, 2016, but Valuecorp only paid H.E. Capital $12,500. We approved the conversion of the $12,500 into shares of the Company’s common stock at the rate of $0.03 per share. When completed the conversion would be a total of 416,667 shares of free trading stock and the HEC Line of Credit Note will be reduced by $12,500. We issued to the individual a note in the amount of $12,500 and reduced the HEC Line of Credit Note by the same amount. To date these shares have not been issued. This note was outstanding at December 31, 2015 with $8 in accrued interest.

NOTE 6- SECURED DEBENTURES

On January 24, 2011, the Company entered into a series of securities purchase agreements with accredited investors (the “Investors”), pursuant to which the Company sold an aggregate of $380,000 in 12% secured debentures (the “Debentures”). Legend Securities, Inc. a broker dealer which is a member of FINRA, received a commission of $45,600 and 19,000 warrants at an exercise price of $0.40 in connection with the sale of the Debentures. The Debentures were initially due at the earlier of 6 months from the date of issuance or upon the Company receiving gross proceeds from subsequent financings in the aggregate amount of $1,000,000. The Debentures bear interest at the rate of 12% per annum, payable upon maturity. The Debentures are secured by the assets of the Company pursuant to security agreements entered into between the Company and the Investors. As a result of the 1 for 100 reverse common stock split on March 27, 2013, the warrants issued to Legend Securities, Inc. are exercisable for 190 common shares at a price of $40.00 per share.

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

The balance of these Debentures on December 31, 2015 and 2014 was $305,000. The accrued interest for the years ended December 31, 2015 and 2014 were $200,010 and $162,902 respectively. These notes are in negotiation for extension.

The Company entered into two new note agreements with Cenco Leasing Company during the second quarter of 2014 and these notes were secured by the assets of the Company and common stock of the Company. Both notes are for one year at 8% interest. The first note was issued on May 5, 2014 for $50,000 and the second note was issued on June 2, 2014 for $40,000. These notes were satisfied on January 30, 2015 in the Cenco licenses agreement. Please refer to the commitment note 8.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

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

Net Deferred Tax Assets consisted of the following components as of December 31, 2015 and 2014:

	2015	2014
Deferred Tax Assets:
NOL Carryover Tax Advantage	$3,479,500	$3,394,400
Valuation allowance	(3,479,500)	(3,394,400)

	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal Income tax rate to pretax income from continuing operations for the years ended December 31, 2015 and 2014.

At December 31, 2015, the Company had a net operating loss carry forward in the amount of approximately $10,234,000 available to offset future taxable income through 2033. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8- COMMITMENTS

During 2013, the Company entered into an agreement with Black Lion Oil Limited (Black Lion) whose primary focus is on emerging energy technology with broad applications. Under the agreement, the Company granted to Black Lion exclusive rights to the “waste to oil” process in specific territories outside of the United States. In return Black Lion paid $100,000 in cash to the Company as a fee and agreed to pay the Company royalties amounting to ten percent (10.0%) of Black Lion’s gross sales. The Company used the fee for working capital. As of December 31, 2015, Black Lion has not opened its first plant.

On June 1, 2013 the Company signed a three-year lease for office space and opened its corporate offices in Oakdale, CA. The office was staffed by the CEO, COO and two office personnel. The office space was approximately 3,300 sq. ft. The lease calls for lease payments in the amount of $3,300 per month the first year, $3,738 per month the 2nd year and $3,841 per month the 3rd year. For the years ended December 31, 2015 and 2014, we incurred rent expense in the amount of $16,244 and $77,461 respectively. The Company negotiated with the landlord during the third quarter of 2015 for the landlord to accept stock as settlement to let the Company out of its office lease. The Company issued to the landlord 1,233,031 common shares to settle $45,075 in obligations. The Company’s offices are currently located at 14699 Holman Mtn Rd, Jamestown, CA 95327. The space is provided by the CEO of the Company at no cost.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

The Company on September 30, 2014 settled a claim in New York courts from a vendor for unpaid fees, MicroCap vs Green EnviroTech, by agreeing to deliver 25,000 shares a month for six months to the plaintiff. All the shares were delivered. On or about June 18, 2015, Microcap asked the court for a judgment alleging a default of the stipulation of settlement. Microcap’s position was that what was delivered was unsellable as the Company had not made timely filings of its Securities and Exchange Commission filings. The Company filed a Statement in opposition on June 23, 2015. On June 29, 2015, the Court entered a judgment in the amount of $42,111 in favor of Microcap. The Company recorded the judgment as a liability. The Company has the right to appeal this judgment for a period of one year from the date of judgment and is reserving its right to appeal.

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

On May 13, 2015, we agreed with EraStar, one of our vendors, to resolve the outstanding balance of $120,000 owed to EraStar by us for an amount of $20,000 or issue 20,000 free trading shares on or before 12/30/15. The due date for the issue of the free trading shares was extended to December 31, 2016. On October 1, 2015, the Company and EraStar agreed to an amendment to the May 13, 2015 Settlement Agreement. The amendment was requested by EraStar in order for EraStar to assign all of its 350,000 shares it is currently holding including the 20,000 shares we will issue to settle the payable. EraStar will turn in the shares it is currently holding and we will issue a total of 370,000 shares to EraStar’s assignee on or before December 31, 2016.

On July 1, 2015, we accepted a 98% interest in a California Limited Liability Company which will operate as a partnership. We previously owned 1% of the LLC, but will now own 99%. The Company’s CEO previously owned 99%, but will now retain 1% ownership. The purpose of the LLC is for future operational purposes. To date there are no operating activities in the LLC.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 9- SUBSEQUENT EVENTS

During the first quarter 2016, the Company issued 1,500,000 warrants to another consultant for Company’s stock at $0.10 per share for services rendered for the past eighteen months. These warrants fully vested on the date of issuance.

During the first quarter of 2016, the Company issued a Note Payable to an individual in the amount of $134,000 at an interest rate of eight percent (8%). for the amount the individual wired into the Company account. The Company forwarded these funds to a third party company for a promissory note for the same amount at eight percent (8%). The funds are intended for the use of the third party company. The Company intends to be a majority owner of this third party company in the future by issuing licensing agreements for the use of our technology. In March 2016, we requested and the third party company agreed to be totally responsible for the $134,000 note to the individual and the note was assigned and accepted by the third party company with the individual note holder’s approval.

On May 18, 2016, the Company issued an eight percent (8%) Note Payable to a private company for the $53,500 funds it received on the same date. These funds were used for working capital. This note was paid in full on June 2, 2016 from an increase in the line of credit from H. E. Capital, S.A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENVIROTECH HOLDINGS, CORP.

Date: June 17, 2016	By:	/s/ Gary M. De Laurentiis
Gary M. De Laurentiis Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary M. De Laurentiis	Chief Executive Officer and Chairman of the Board	June 17, 2016
Gary M. De Laurentiis	(Principal Executive, Financial and Accounting Officer)

24