Form 10-Q
period 2016-03-31
GREEN ENVIROTECH HOLDINGS CORP.
filed 2016-07-01
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date; 23,926,757 shares of common stock are issued and outstanding as of June 30, 2016.

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

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS

CURRENT ASSETS
Cash	$159	$8,076
Other current assets	6,426	6,426
Total current assets	6,585	14,502

TOTAL ASSETS	$6,585	$14,502

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$661,673	$641,371
Accounts payable-related party	-	6,625
Accrued expenses	2,547,587	2,449,012
Secured debentures payable	305,000	305,000
Loan payable – other	619,082	594,082
Total current liabilities	4,133,342	3,996,090

TOTAL LIABILITIES	4,133,342	3,996,090

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 23,926,757 and 23,926,757 shares issued and outstanding as of March 31, 2016 and December 31, 2015	23,927	23,927
Additional paid in capital	16,640,994	16,589,838
Accumulated Deficit	(20,791,678)	(20,595,353)
Total stockholders’ equity (deficit)	(4,126,757)	(3,981,588)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,585	$14,502

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS	THREE MONTHS
	MARCH 31, 2016	MARCH 31, 2015

OPERATING EXPENSES
Wages and professional fees	$153,796	$178,461
General and administrative	20,068	33,914
Total operating expenses	173,864	212,375

NET LOSS FROM OPERATIONS	173,864	212,375

OTHER (INCOME) EXPENSES:
Interest expense	22,461	21,019
Vendor judgement award	-	42,111
Loss on debt conversion	-	(6,529)
Territorial Licencee Fee-Plants	-	(120,028)
Total non-operating expenses	22,461	(63,427)

NET (LOSS)	$(196,325)	$(148,948)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	23,926,757	17,508,510

NET (LOSS) PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	THREE MONTHS ENDED	THREE MONTHS ENDED
	MARCH 31, 2016	MARCH 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(196,325)	$(148,948)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Loss (gain) on debt conversion	-	(6,529)
Debt increase as a result of a consulting agreement	15,000	15,000
Warrants issued for services	51,156	47,996

Change in assets and liabilities
Note principal & interest extinguished for licenses to build plants	-	(95,028)
Increase in accounts payable and accrued expenses	112,252	164,019
Net cash (used in) operating activities	(17,917)	(23,490)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from loan payable - other	144,000	17,000
Debt transferred out due to assignment	(134,000)	-
Net cash provided by financing activities	10,000	17,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(7,917)	(6,490)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	8,076	7,227

CASH AND CASH EQUIVALENTS - END OF PERIOD	$159	$737

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for subscriptions receivable	$-	$-
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-

INCOME TAXES	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Equity adjustment for accrued salary of officer	$-	$721,749
Shares issued for accounts payable and accruals	$-	$11,100

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

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2015 and 2014 audited financial statements included in Form 10-K and should be read in conjunction with the Notes to the Financial Statements which appear in that report.

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three-months period ended March 31, 2016, and 2015. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Note 2 Going Concern

These financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. For the three months ended March 31, 2016, we had a net loss of $196,325. We also have a working capital deficit of $4,126,757 and we have accumulated a deficit of $20,791,678. Further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon us generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3 Loan Payable – Other

We have an unsecured line of credit with H. E. Capital, S. A. The line of credit accrues interest at the rate of 8% per annum. The due date of the line of credit has been extended to December 31, 2016. Balance of the line of credit at March 31, 2016 was $266,582 with accrued interest in the amount of $104,875. We also have an agreement with H.E. Capital wherein we pay $5,000 monthly for financial services. As of March 31, 2016, $15,000 was due under these terms. A schedule of the H. E. Capital loan activity with use for 2016 is as follows:

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2016	December 31, 2015
H. E. Capital S.A. transactions for 2016

Beginning Balance	$241,582	$127,482
Proceeds	10,000	121,700
Vendors paid direct on behalf of the Company	-	2,400
Reclassification from accounts payable	-	-
Consulting fees	15,000	60,000
Assignments	-	(70,000)
Non-cash conversions	-	-

Ending Balance	$266,582	$241,582

We issued an 8% promissory note in the amount of $150,000 on March 19, 2013 to a private investor. This note is extended to December 31, 2016. The Company used the proceeds from this note for working capital. As of March 31, 2016 this loan has an outstanding balance of $150,000 and accrued interest in the amount of $38,096.

On January 24, 2011, we entered into a series of securities purchase agreements with accredited investors pursuant to which we sold an aggregate of $380,000 in 12% secured debentures. The Debentures are secured by the assets of the Company pursuant to security agreements entered into between us and the investors. As of March 31, 2016 these secured debentures have an outstanding balance of $305,000 and accrued interest in the amount of $209,262. These debentures are in default and the Company is in negotiations with the holders for extensions.

We also have two other notes outstanding in the amount of $7,500 and $170,000 respectively. These notes are to private parties and accrue interest at the rate of 12% and 8% respectively. Both notes have been extended to December 31, 2016. As of March 31, 2016, their accrued interest was $6,081 and $45,904 respectively.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On May 18, 2015, we approved the Debt Assignment Agreement dated 5/18/2015 between H.E. Capital S.A. and Valuecorp Trading Company. We also approved the Debt Settlement Agreement dated 5/19/2015 between the Company and Valuecorp Trading Company. We will issue 833,333 shares of common stock to Valuecorp Trading Company at $0.03 per share to satisfy $25,000 of the debt dated 12/3/2010. However, on June 8, 2015 Valuecorp only paid $12,500 of the assignment to HEC and a note was issued to Valuecorp in the amount of $12,500 and HEC LOC note was reduced by the same amount. It is approved for Valuecorp to receive only 416,667 shares of the Company’s common stock for the conversion of its $12,500 note when presented to the Company for conversion. To date, this note has not been presented. As of March 31, 2016, the accrued interest on this note was $816.

On December 29, 2015, we approved H.E. Capital S.A.’s (HEC) request to assign to a private individual $12,500 of its Line of Credit Note. This approval was requested to fulfill the $25,000 assignment requested and approved on May 18, 2016, but only $12,500 was paid. We approved the request and the conversion of the $12,500 into shares of the Company’s common stock at the rate of $0.03 per share. When completed the conversion would be a total of 416,667 shares of free trading stock and the HEC Line of Credit Note will be reduced by $12,500. We issued to the individual a note in the amount of $12,500 and reduced the HEC Line of Credit Note by the same amount. To date these shares have not been issued. As of March 31, 2016, the accrued interest on this note was $257.

On February 1, 2016, we issued an 8%, $134,000 Note Payable to an individual for the funds they wired into our account. We then wired these same funds to a third party company for a promissory note for the same amount at eight percent (8%). The funds are intended for the use of the third party company. We intend to be a majority owner of this third party company in the future by issuing licensing agreements for the use of our technology. In March 2016, we requested and the third party company agreed to be totally responsible for the $134,000 note to the individual and the note was assigned and accepted by the third party company with the individual note holder’s approval.

The total in loans payable as of March 31, 2016 was $924,082 and accrued interest was $405,293.

Note 4 Commitment and Contingency

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

Note 5 Equity

Common Stock

We have 250,000,000 common shares of $0.001 par value stock authorized. On December 31, 2015, we had 23,926,757 common shares outstanding. As of March 31, 2016 we had 23,926,757 common shares outstanding.

We have not issued any shares of stock for the three months ended March 31, 2016.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

We signed an addendum to the warrant agreements on December 17, 2015 to accelerate all warrants not already vested, to be totally vested on February 1, 2016.

We issued 1,500,000 common stock warrants to an engineer in January 2015. These warrants convert within 5 years of issuance @ $0.10 per warrant. 62,500 warrants vest monthly starting the month after issuance. There were 687,500 warrants fully vested at the end of 2015. These warrants were valued at $34,926 at December 31, 2015 by the Black-Sholes method. These warrants were valued at $51,458 by the Black-Sholes method on February 1, 2016 which resulted in an increase in valuation in the amount of $16,532 which was reported in the three months ended March 31, 2016.

We issued 1,500,000 common stock warrants to a consultant in January 2015. These warrants convert within 5 years of issuance @ $0.10 per warrant. All of these warrants vest on February 1, 2016. These warrants were valued at $27,588 at December 31, 2015 by the Black-Sholes method. These warrants were valued at $29,888 by the Black-Sholes method on February 1, 2016 which resulted in an increase in valuation in the amount of $2,300 which was reported in the three months ended March 31, 2016.

We issued 875,171 common stock warrants to the engineer in February 2015. These warrants convert within 5 years of issuance @ $0.08 per warrant. 79,561 warrants vest monthly starting the month after issuance. There were 795,610 warrants fully vested at the end of 2015. These warrants were valued at $36,766 at December 31, 2015 by the Black-Sholes method. These warrants were valued at $39,090 by the Black-Sholes method on February 1, 2016 which resulted in an increase in valuation in the amount of $2,324 which was reported in the three months ended March 31, 2016.

On February 1, 2016, we issued 1,500,000 warrants for common stock at $0.10 per share in settlement of services rendered to assist our CEO. These warrants were fully vested on the date of issuance and were valued at $30,000 on that date by the Black-Sholes method.

Note 6 Subsequent Events:

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2016 and March 31, 2015. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2015 and 2014, together with notes thereto as previously filed with our Annual Report on Form 10-K. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Reports on Form 10-Q for prior quarter filings.

Results of Operations

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015.

Revenues and Cost of Revenues

The Company is a pre revenue-stage technology company that has developed an oil conversion process utilizing a mixture of plastic and tires. The Company will produce high grade oil from the tires and plastic. As a result, the Company had no operating revenues or cost of revenues for the three months ended March 31, 2016 and 2015.

Operating Expenses

The salaries and professional fees for the three months ended March 31, 2016 were $153,796 as compared to $178,461 for the three months ended March 31, 2015, a decrease of $24,665 representing 14% decrease. The salaries and professional fees for the three months ended March 31, 2016 included $51,156 in warrants for services, $27,640 in professional fees and $75,000 in salaries. Compared to the three months ended March 31, 2015, there were $47,996 in warrants for services, $55,465 in professional fees and $75,000 in salaries.

The general and administrative expenses for the three months ended March 31, 2016 were $20,068 as compared to $33,914 for the three months ended March 31, 2015, a decrease of $13,846 representing 41% decrease. The decrease was the result of no rent expense for the three months ended March 31, 2016 compared to $11,694 for the three months ended March 31, 2015.

Other Income and Expenses

Other income and expenses for the three months ended March 31, 2016 were $22,461 as compared to ($63,427) for the three months ended March 31, 2015, an increase of $85,888 representing an increase of 135%. We recorded for the three months ended March 31, 2015 under other income, territorial license fees in the amount of $120,028 on January 20, 2015 when we entered into the agreement with Cenco, as previously described. We granted territorial licenses to Cenco in exchange for the two notes they were holding, described earlier, in the amount of $90,000 with accrued interest in the amount of $5,028 and cash in the amount of $25,000 which resulted in positive other income. The interest expense on the outstanding notes was $22,461 for the three months ended March 31, 2016 as compared to $21,019 in interest expense for the three months ended March 31, 2015. There was a vendor judgment award, explained further in the legal section, in the amount of $42,111 expensed by us during the three months ended March 31, 2015. There was no such loss for the three months ended March 31, 2016.

Net Loss

As a result of the above, the Company had a net loss of $196,325 for the three months ended March 31, 2016 as compared to a loss of $148,948 for the three months ended March 31, 2015.

Liquidity and Capital Resources

On March 31, 2016, we had a balance of cash in the bank in the amount of $159. We had no accounts receivable and no inventory on March 31, 2016. We had other current assets in the amount of $6,426. We had accounts payable to vendors and accrued expenses in the amount of $3,209,260.

We had negative cash flows from operations for the three months ended March 31, 2016 of ($17,917) as compared to the same period ended March 31, 2015 in the amount of ($23,490). We had no cash used in investing activities for the three months ended March 31, 2016 and for the same period ended March 31, 2015.

We have an outstanding unsecured line of credit from H. E. Capital, S. A. This loan accrues interest at the rate of 8% per annum. The maturity date of the line of credit has been extended to December 31, 2016. The balance of the advances at March 31, 2016 was $266,582 with accrued interest in the amount of $104,875. The use of proceeds from the H. E. Capital credit line is as follows:

H. E. Capital S.A. transactions for 2016	March 31, 2016	December 31, 2015

Beginning Balance	$241,582	$127,482
Proceeds	10,000	121,700
Vendors paid direct on behalf of the Company	-	2,400
Consulting fees	15,000	60,000
Assignments	-	(70,000)

Ending Balance	$266,582	$241,582

We have a loan payable from an individual in the amount of $20,000 at 10% due on demand. We repaid $10,000 of this note on August 10, 2010 and $2,500 on April 11, 2011. As of March 31, 2016, the loan has an outstanding balance of $7,500 and is extended to December 31, 2016. The interest expense is now calculated at 12%. Accrued interest as of March 31, 2016 was $6,081.

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

The maturity date of these debentures expired on September 24, 2014. We are in contact with representatives of the debenture holders who have given us verbal authority to proceed without written consent. We issued shares of common stock and warrants to the debenture holders for prior extensions. We issued 10,000 shares of common stock with a value of $30,000 and 1,000 five year warrants exercisable at $0.10 per share valued at $2,999. The remaining balance on the Debentures on March 31, 2016 was $305,000. Interest accrued through March 31, 2016 was $209,262.

On March 19, 2013, we issued a promissory note in the amount of $150,000 at 8% to a private investor. The note had no accrued interest for the first six months. The note has been extended to December 31, 2016. We used the proceeds from the note for working capital. As of March 31, 2016, this loan had an outstanding balance of $150,000 and accrued interest in the amount of $38,096.

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

We received $10,000 from financing activities for the three months ended March 31, 2016 as compared to the same period ended March 31, 2015 when we received the amount of $17,000.

We will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities. However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

We had cash of $159 as of March 31, 2016. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to expand our operations to the point at which we are able to generate revenues and operate profitably. At present, we have no operations to generate revenue. As outlined above under “Overview of Our Business,” we need to complete raising $4,000,000 in equity in order to complete the balance of $16,000,000 in financial resources to start construction of our first plant. We expect increases in the legal and accounting costs and costs to obtain funding.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had no security transactions recorded for the first three months ended March 31, 2016.

We signed an addendum to the warrant agreements on December 17, 2015 to accelerate all warrants not already vested, to be totally vested on February 1, 2016.

We issued 1,500,000 common stock warrants to an engineer in January 2015. These warrants convert within 5 years of issuance @ $0.10 per warrant. 62,500 warrants vest monthly starting the month after issuance. There were 687,500 warrants fully vested at the end of 2015. These warrants were valued at $34,926 at December 31, 2015 by the Black-Sholes method. These warrants were valued at $51,458 by the Black-Sholes method on February 1, 2016 which resulted in an increase in valuation in the amount of $16,532 which was reported in the three months ended March 31, 2016.

We issued 1,500,000 common stock warrants to a consultant in January 2015. These warrants convert within 5 years of issuance @ $0.10 per warrant. All of these warrants vest on February 1, 2016. These warrants were valued at $27,588 at December 31, 2015 by the Black-Sholes method. These warrants were valued at $29,888 by the Black-Sholes method on February 1, 2016 which resulted in an increase in valuation in the amount of $2,300 which was reported in the three months ended March 31, 2016.

We issued 875,171 common stock warrants to the engineer in February 2015. These warrants convert within 5 years of issuance @ $0.08 per warrant. 79,561 warrants vest monthly starting the month after issuance. There were 795,610 warrants fully vested at the end of 2015. These warrants were valued at $36,766 at December 31, 2015 by the Black-Sholes method. These warrants were valued at $39,090 by the Black-Sholes method on February 1, 2016 which resulted in an increase in valuation in the amount of $2,324 which was reported in the three months ended March 31, 2016.

On February 1, 2016, we issued 1,500,000 warrants for common stock at $0.10 per share in settlement of services rendered to assist our CEO. These warrants were fully vested on the date of issuance and were valued at $30,000 on that date by the Black-Sholes method.

Item 3. Defaults Upon Senior Securities.

We are in default under promissory notes issued on January 21, 2011 for failure to make required payments of interest and principal by September 24, 2012. We are currently in negotiations regarding extensions on these notes.

Aggregate principal and interest owed as of the date of this filing are $514,262.

Item 4. Mine Safety Disclosures.

Not Applicable.

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

Item 6. Exhibits.

No.	Description

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

32.1	Section 1350 Certification of Chief Executive Officer

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green EnviroTech Holdings Corp.

Date: July 1, 2016	By:	/s/ Gary DeLaurentiis
Gary DeLaurentiis
Chief Executive Officer (principal executive and financial officer)

