Form 10-Q
period 2016-06-30
GREEN ENVIROTECH HOLDINGS CORP.
filed 2016-07-18
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date; 23,926,757 shares of common stock are issued and outstanding as of July 18, 2016.

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

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2016	December 31, 2015
ASSETS

CURRENT ASSETS
Cash	$54,910	$8,076
Other current assets	6,426	6,426
Total current assets	61,336	14,502

TOTAL ASSETS	$61,336	$14,502

STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$635,268	$641,371
Accounts payable-related party	-	6,625
Accrued expenses	2,591,026	2,449,012
Secured debentures payable	305,000	305,000
Loan payable - other	836,082	594,082
Total current liabilities	4,367,376	3,996,090

TOTAL LIABILITIES	4,367,376	3,996,090

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2016 and December 31, 2015	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 23,926,757 and 23,926,757 shares issued and outstanding as of June 30, 2016 and December 31, 2015	23,927	23,927
Additional paid in capital	16,640,994	16,589,838
Accumulated Deficit	(20,970,961)	(20,595,353)
Total stockholders’ equity (deficit)	(4,306,040)	(3,981,588)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$61,336	$14,502

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

	SIX MONTHS	SIX MONTHS	THREE MONTHS	THREE MONTHS
	JUNE 30, 2016	JUNE 30, 2015	JUNE 30, 2016	JUNE 30, 2015

OPERATING EXPENSES
Wages and professional fees	$290,296	$342,991	$136,500	$164,530
General and administrative	39,003	47,021	18,935	13,107
Total operating expenses	329,299	390,012	155,435	177,637

NET LOSS FROM OPERATIONS	329,299	390,012	155,435	177,637

OTHER (INCOME) EXPENSES:
Interest expense	46,309	41,472	23,848	20,453
Vendor judgement award	-	42,111	-	-
(Gain) or Loss on debt conversion	-	(6,529)	-	-
Territorial Licencee Fee-Plants	-	(120,028)	-	-
Total non-operating expenses	46,309	(42,974)	23,848	20,453

NET (LOSS)	$(375,608)	$(347,038)	$(179,283)	$(198,090)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	23,926,757	17,538,785	23,926,757	17,503,432

NET (LOSS) PER SHARE	$(0.02)	$(0.02)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	SIX MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30, 2016	JUNE 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(375,608)	$(347,038)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Loss (gain) on debt conversion	-	(6,529)
Company liabilities paid direct	-	2,400
Debt increase as a result of a consulting agreement	30,000	30,000
Warrants issued for services	51,156	121,302
Note principal & interest extinguished for licenses to build plants	-	(95,028)

Change in assets and liabilities
Increase in accounts payable and accrued expenses	154,286	238,166
Net cash (used in) operating activities	(140,166)	(56,727)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from loan payable - other	374,500	49,500
Debt transferred out due to assignment	(134,000)	-
Principal payments on debt	(53,500)	-
Net cash provided by financing activities	187,000	49,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	46,834	(7,227)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	8,076	7,227

CASH AND CASH EQUIVALENTS - END OF PERIOD	$54,910	$-

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for subscriptions receivable	$-	$-
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-

INCOME TAXES	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Equity adjustment for accrued salary of officer	$-	$721,749
Shares issued for accounts payable and accruals	$-	$11,100
Portion of line of credit assigned to another party	$-	$12,500
Accrued liability settled by note payment	$25,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation and Accounting Policies:

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

In the opinion of management, the information furnished in these interim financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the six-months - ended June 30, 2016, and 2015. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Note 2	Going Concern

These financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. For the six months ended June 30, 2016, we had a net loss of $375,608. We also have a working capital deficit of $4,306,040 and we have accumulated a deficit of $20,970,961. Further losses are anticipated in the development of our business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon us generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3	Loan Payable – Other

We have an unsecured line of credit with H. E. Capital, S. A. The line of credit accrues interest at the rate of 8% per annum. The due date of the line of credit has been extended to December 31, 2016. Balance of the line of credit at June 30, 2016 was $483,582 with accrued interest in the amount of $111,338. We also have an agreement with H.E. Capital wherein we pay $5,000 monthly for financial services. As of June 30, 2016, $30,000 was due under these terms. A schedule of the H. E. Capital loan activity with use for 2016 is as follows:

	June 30, 2016	December 31, 2015
H. E. Capital S.A. transactions for 2016

Beginning Balance	$241,582	$127,482
Proceeds	212,000	121,700
Vendors paid direct on behalf of the Company	-	2,400
Consulting fees	30,000	60,000
Assignments	-	(70,000)

Ending Balance	$483,582	$241,582

We issued an 8% promissory note in the amount of $150,000 on March 19, 2013 to a private investor. This note is extended to December 31, 2016. The Company used the proceeds from this note for working capital. As of June 30, 2016 this loan has an outstanding balance of $150,000 and accrued interest in the amount of $41,836.

On January 24, 2011, we entered into a series of securities purchase agreements with accredited investors pursuant to which we sold an aggregate of $380,000 in 12% secured debentures. The Debentures are secured by the assets of the Company pursuant to security agreements entered into between us and the investors. As of June 30, 2016 these secured debentures have an outstanding balance of $305,000 and accrued interest in the amount of $218,513. These debentures are in default and the Company is in negotiations with the holders for extensions.

We also have two other notes outstanding in the amount of $7,500 and $170,000 respectively. These notes are to private parties and accrue interest at the rate of 12% and 8% respectively. Both notes have been extended to December 31, 2016. As of June 30, 2016, their accrued interest was $6,306 and $49,295 respectively.

On May 18, 2015, we approved the Debt Assignment Agreement dated 5/18/2015 between H.E. Capital S.A. and Valuecorp Trading Company. We also approved the Debt Settlement Agreement dated 5/19/2015 between the Company and Valuecorp Trading Company. We will issue 833,333 shares of common stock to Valuecorp Trading Company at $0.03 per share to satisfy $25,000 of the debt dated 12/3/2010. However, on June 8, 2015 Valuecorp only paid $12,500 of the assignment to HEC and a note was issued to Valuecorp in the amount of $12,500 and HEC LOC note was reduced by the same amount. It is approved for Valuecorp to receive only 416,667 shares of the Company’s common stock for the conversion of its $12,500 note when presented to the Company for conversion. To date, this note has not been presented. As of June 30, 2016, the accrued interest on this note was $1,066.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On December 29, 2015, we approved H.E. Capital S.A.’s (HEC) request to assign to a private individual $12,500 of its Line of Credit Note. This approval was requested to fulfill the $25,000 assignment requested and approved on May 18, 2016, but only $12,500 was paid. We approved the request and the conversion of the $12,500 into shares of the Company’s common stock at the rate of $0.03 per share. When completed the conversion would be a total of 416,667 shares of free trading stock and the HEC Line of Credit Note will be reduced by $12,500. We issued to the individual a note in the amount of $12,500 and reduced the HEC Line of Credit Note by the same amount. To date these shares have not been issued. As of June 30, 2016, the accrued interest on this note was $507.

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

On May 18, 2016, the Company issued an eight percent (8%) Note Payable to a private company for $53,500. The private company directly satisfied an accrued liability for the Company in the amount of $25,000 and paid $28,500 to the Company which was used for working capital. This note was paid in full on June 2, 2016 from an increase in the line of credit from H. E. Capital, S.A.

The total in loans payable as of June 30, 2016 was $1,141,082 and accrued interest was $428,919.

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

On May 13, 2015, we agreed with EraStar, one of our vendors, to resolve the outstanding balance of $120,000 owed to EraStar by us for an amount of $20,000 or issue 20,000 free trading shares on or before December 31, 2016. On October 1, 2015, we agreed with EraStar to an amendment to the May 13, 2015 Settlement wherein for the 350,000 shares currently issued to EraStar for services rendered, GETH may cancel these shares and reissue a total of 370,000 shares to EraStar or its assigns as directed for full consideration of contractual obligations.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5	Equity

Common Stock

We have 250,000,000 common shares of $0.001 par value stock authorized. On December 31, 2015, we had 23,926,757 common shares outstanding. As of June 30, 2016 we had 23,926,757 common shares outstanding.

We have issued no shares of stock for the six months ended June 30, 2016.

Warrants

We signed an addendum to the warrant agreements on December 17, 2015 to accelerate all warrants not already vested, to be totally vested on February 1, 2016.

We issued 1,500,000 common stock warrants to an engineer in January 2015. These warrants convert within 5 years of issuance @ $0.10 per warrant. 62,500 warrants vest monthly starting the month after issuance. There were 687,500 warrants fully vested at the end of 2015. These warrants were valued at $34,926 at December 31, 2015 by the Black-Sholes method. These warrants were valued at $51,458 by the Black-Sholes method on February 1, 2016 which resulted in an increase in valuation in the amount of $16,532 which was reported in the six months ended June 30, 2016.

We issued 1,500,000 common stock warrants to a consultant in January 2015. These warrants convert within 5 years of issuance @ $0.10 per warrant. All of these warrants vest on February 1, 2016. These warrants were valued at $27,588 at December 31, 2015 by the Black-Sholes method. These warrants were valued at $29,888 by the Black-Sholes method on February 1, 2016 which resulted in an increase in valuation in the amount of $2,300 which was reported in the six months ended June 30, 2016.

We issued 875,171 common stock warrants to the engineer in February 2015. These warrants convert within 5 years of issuance @ $0.08 per warrant. 79,561 warrants vest monthly starting the month after issuance. There were 795,610 warrants fully vested at the end of 2015. These warrants were valued at $36,766 at December 31, 2015 by the Black-Sholes method. These warrants were valued at $39,090 by the Black-Sholes method on February 1, 2016 which resulted in an increase in valuation in the amount of $2,324 which was reported in the six months ended June 30, 2016.

On February 1, 2016, we issued 1,500,000 warrants for common stock at $0.10 per share in settlement of services rendered to assist our CEO. These warrants were fully vested on the date of issuance and were valued at $30,000 on that date by the Black-Sholes method.

Note 6	Related Party Transactions

The accounts payable to a related party in the amount of $6,625 recorded December 31, 2015 has been satisfied.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended June 30, 2016 and June 30, 2015. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

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

Results of Operations

Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015.

Revenues and Cost of Revenues

The Company is a pre revenue-stage technology company that has developed an oil conversion process utilizing a mixture of waste plastic and waste tires. The Company will produce high grade oil from the tires and plastic. As a result, the Company had no operating revenues or cost of revenues for the six months ended June 30, 2016 and 2015.

Operating Expenses

The salaries and professional fees for the six months ended June 30, 2016 were $290,296 as compared to $342,991 for the six months ended June 30, 2015, a decrease of $52,695 representing 15% decrease. The salaries and professional fees for the six months ended June 30, 2016 included $51,156 in warrants for services, $89,140 in professional fees and $150,000 in salaries. Compared to the six months ended June 30, 2015, there were $121,302 in warrants for services, $71,689 in professional fees and $150,000 in salaries.

The general and administrative expenses for the six months ended June 30, 2016 were $39,003 as compared to $47,021 for the six months ended June 30, 2015, a decrease of $8,019 representing 17% decrease. The decrease was mainly the result of no rent expense for the six months ended June 30, 2016 compared to $13,419 for the six months ended June 30, 2015.

Other Income and Expenses

Other income and expenses for the six months ended June 30, 2016 were $46,309 as compared to ($42,974) for the six months ended June 30, 2015, an increase of $89,283 representing an increase of 207%. We recorded for the six months ended June 30, 2015 under other income, territorial license fees in the amount of $120,028 on January 20, 2015 when we entered into the agreement with Cenco, as previously described. We granted territorial licenses to Cenco in exchange for the two notes they were holding, described earlier, in the amount of $90,000 with accrued interest in the amount of $5,028 and cash in the amount of $25,000 which resulted in positive other income. The interest expense on the outstanding notes was $46,309 for the six months ended June 30, 2016 as compared to $41,472 in interest expense for the six months ended June 30, 2015. There was a vendor judgment award, explained further in the legal section, in the amount of $42,111 expensed by us during the six months ended June 30, 2015. There was no such loss for the six months ended June 30, 2016.

Net Loss

As a result of the above, the Company had a net loss of $375,608 for the six months ended June 30, 2016 as compared to a loss of $347,038 for the six months ended June 30, 2015.

. Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015.

Revenues

The Company had no operating revenues for the three months ended June 30, 2016 and 2015.

Cost of Revenues

The Company had no cost of revenues for the three months ended June 30, 2016 and 2015.

Operating Expenses

The wages and professional fees for the three months ended June 30, 2016 were $136,500 as compared to $164,530 for the three months ended June 30, 2015. The wages and professional fees for the three months ended June 30, 2016 included $61,500 in professional fees and $75,000 in wages.

The general and administrative expenses for the three months ended June 30, 2016 were $18,935 as compared to $13,107 for the three months ended June 30, 2015, an increase of approximately 44%. This increase of $5,827 was the result of an increase in travel, entertainment, advertising and marketing concerning the promotion of the company.

Other Income and Expenses

Other income and expenses for the three months ended June 30, 2016 were $23,848 as compared to 20,453 for the three months ended June 30, 2015. We recorded for the six months ended June 30, 2015 under other income, territorial license fees in the amount of $120,028 on January 20, 2015 when we entered into the agreement with Cenco, as previously described. We granted territorial licenses to Cenco in exchange for the two notes they were holding, described earlier, in the amount of $90,000 with accrued interest in the amount of $5,028 and cash in the amount of $25,000 which resulted in positive other income. The interest expense on the working capital notes was $23,848 for the three months ended June 30, 2016 as compared to $20,453 in interest expense for the three months ended June 30, 2015.

Net Loss

As a result of the above, the Company had a net loss of $179,283 for the three months ended June 30, 2016 as compared to a loss of $198,090 for the three months ended June 30, 2015.

Liquidity and Capital Resources

On June 30, 2016, we had a balance of cash in the bank in the amount of $54,910. We had no accounts receivable and no inventory on June 30, 2016. We had other current assets in the amount of $6,426. We had accounts payable to vendors and accrued expenses in the amount of $3,226,294

We had negative cash flows from operations for the three months ended June 30, 2016 of ($140,166) as compared to the same period ended June 30, 2015 in the amount of ($56,727). We had no cash used in investing activities for the six months ended June 30, 2016 and for the same period ended June 30, 2015.

We have an outstanding unsecured line of credit from H. E. Capital, S. A. This loan accrues interest at the rate of 8% per annum. The maturity date of the line of credit has been extended to December 31, 2016. The balance of the advances at June 30, 2016 was $483,582 with accrued interest in the amount of $111,338. The use of proceeds from the H. E. Capital credit line is as follows:

	June 30, 2016	December 31, 2015
H. E. Capital S.A. transactions for 2016

Beginning Balance	$241,582	$127,482
Proceeds	212,000	121,700
Vendors paid direct on behalf of the Company	-	2,400
Consulting fees	30,000	60,000
Assignments	-	(70,000)

Ending Balance	$483,582	$241,582

We have a loan payable from an individual in the amount of $20,000 at 10% due on demand. We repaid $10,000 of this note on August 10, 2010 and $2,500 on April 11, 2011. As of June 30, 2016, the loan has an outstanding balance of $7,500 and is extended to December 31, 2016. The interest expense is now calculated at 12%. Accrued interest as of June 30, 2016 was $6,306.

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

The total in loans payable as of June 30, 2016 was $1,141,082 and accrued interest was $428,919.

We received $187,000 from financing activities for the six months ended June 30, 2016 as compared to the same period ended June 30, 2015 when we received the amount of $49,500.

We will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities. However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

We had cash of $54,910 as of June 30, 2016. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to expand our operations to the point at which we are able to generate revenues and operate profitably. At present, we have no operations to generate revenue. As outlined above under “Overview of Our Business,” we need to complete raising $4,000,000 in equity in order to complete the balance of $16,000,000 in financial resources to start construction of our first plant. We expect increases in the legal and accounting costs and costs to obtain funding.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had no security transactions recorded for the six months ended June 30, 2016.

We signed an addendum to the warrant agreements on December 17, 2015 to accelerate all warrants not already vested, to be totally vested on February 1, 2016.

We issued 1,500,000 common stock warrants to an engineer in January 2015. These warrants convert within 5 years of issuance @ $0.10 per warrant. 62,500 warrants vest monthly starting the month after issuance. There were 687,500 warrants fully vested at the end of 2015. These warrants were valued at $34,926 at December 31, 2015 by the Black-Sholes method. These warrants were valued at $51,458 by the Black-Sholes method on February 1, 2016 which resulted in an increase in valuation in the amount of $16,532 which was reported in the six months ended June 30, 2016.

We issued 1,500,000 common stock warrants to a consultant in January 2015. These warrants convert within 5 years of issuance @ $0.10 per warrant. All of these warrants vest on February 1, 2016. These warrants were valued at $27,588 at December 31, 2015 by the Black-Sholes method. These warrants were valued at $29,888 by the Black-Sholes method on February 1, 2016 which resulted in an increase in valuation in the amount of $2,300 which was reported in the six months ended June 30, 2016.

We issued 875,171 common stock warrants to the engineer in February 2015. These warrants convert within 5 years of issuance @ $0.08 per warrant. 79,561 warrants vest monthly starting the month after issuance. There were 795,610 warrants fully vested at the end of 2015. These warrants were valued at $36,766 at December 31, 2015 by the Black-Sholes method. These warrants were valued at $39,090 by the Black-Sholes method on February 1, 2016 which resulted in an increase in valuation in the amount of $2,324 which was reported in the six months ended June 30, 2016.

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

Aggregate principal and interest owed as of the date of this filing are $523,513.

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

Green EnviroTech Holdings Corp.

Date: July 18, 2016	By:	/s/ Gary DeLaurentiis
Gary DeLaurentiis
Chief Executive Officer (principal executive and financial officer)

