Form 10-Q
period 2016-09-30
GREEN ENVIROTECH HOLDINGS CORP.
filed 2016-11-16
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date; 25,872,478 shares of common stock are issued and outstanding as of November 16, 2016.

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

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$106,370	$8,076
Other current assets	11,426	6,426
Total current assets	117,796	14,502

OTHER ASSETS
Carbon equipment in reserve, net of depreciation	$459,935	$-

TOTAL ASSETS	$577,731	$14,502

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$632,887	$641,371
Accounts payable-related party	917	6,625
Accrued expenses	413,416	2,449,012
Secured debentures payable	305,000	305,000
Loan Payable-related party - Line of Credit	932,177	241,582
Loan payable - other	489,295	352,500
Total current liabilities	2,773,692	3,996,090

TOTAL LIABILITIES	2,773,692	3,996,090

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 25,000,000 shares authorized,0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized,25,872,478 and 23,926,757 shares issued and outstanding	25,872	23,927
Additional paid in capital	19,803,793	16,589,838
Noncontrolling interest	10,004	-
Accumulated deficit	(22,035,630)	(20,595,353)
Total stockholders’ equity (deficit)	(2,195,961)	(3,981,588)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$577,731	$14,502

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	NINE MONTHS	NINE MONTHS	THREE MONTHS	THREE MONTHS
	SEPTEMBER 30, 2016	SEPTEMBER 30, 2015	SEPTEMBER 30, 2016	SEPTEMBER 30, 2015

OPERATING EXPENSES
Wages and professional fees	$1,129,785	$463,197	$839,489	$120,206
General and administrative	101,616	58,923	62,613	18,431
Total operating expenses	1,231,401	522,120	902,102	138,637

OTHER (INCOME) EXPENSES
Interest expense	83,376	62,383	37,067	20,911
Vendor judgement award	-	42,111	-	-
(Gain) or Loss on debt conversion	126,870	15,000	126,870	15,000
Territorial Licencee Fee-Plants	-	(120,028)	-	-
Total non-operating expenses	210,246	(534)	163,937	35,911

NET (LOSS)	(1,441,647)	(521,586)	(1,066,039)	(174,548)

Loss attributable to noncontrolling interest	(1,370)	-	(1,370)	-

Loss attributable to controlling interest	$(1,440,277)	$(521,586)	$(1,064,669)	$(174,548)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,368,947	19,242,202	25,243,713	22,593,489

NET (LOSS) PER SHARE	$(0.06)	$(0.03)	$(0.04)	$(0.01)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	NINE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2016	SEPTEMBER 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,441,647)	$(521,586)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Common stock issued for services	18,750	-
Loss on debt conversion	126,870	15,000
(Gain) Loss on settlement of accounts payable & accrued salaries	-	(6,529)
Company liabilities paid direct	-	2,400
Debt increase as a result of a consulting agreement	45,000	45,000
Warrants issued for services	614,288	151,508
Warrants issued for services, related party	148,952
Note and accrued interest extinguished for territorial licenses fees-plants	-	(95,028)

Change in assets and liabilities
Accounts payable-related party	(5,708)	5,881
Increase in accounts payable and accrued expenses	(135,211)	323,772
Net cash (used in) operating activities	(628,706)	(79,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from loan payable - other	-	72,500
Payments on current notes	(53,500)
Borrowing on line of credit - related party	780,500
Net cash provided by financing activities	727,000	72,500

NET INCREASE IN CASH AND CASH EQUIVALENTS	98,294	(7,082)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	8,076	7,227

CASH AND CASH EQUIVALENTS - END OF PERIOD	$106,370	$145

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for subscriptions receivable
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income tax	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Conversion of loans payable for common stock	$152,905	$537,254
Shares issued for accounts payable and accruals	$-	$326,957
Common shares issued for related party accrued salary	$-	$821,108
Accounts payable assigned to notes	$-	$23,000
Warrants exercised for accrued salary	$-	$15,000
Debt assigned to a related party	$134,000	$-
Debt assigned to a third party	$215,405	$-
Warrants issued for Related party accrued salary	$417,100	$-
Warrants issued for Employees accrued salary	$1,737,035	$-
Net assets acquired in Smart Fuel solution after non-controlling interest	$53,710	$-
Accrued liability settled by note payable	$74,295	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation and Accounting Policies:

The consolidated financial statements include the accounts of our Company and our new subsidiary, Smart Fuel Solutions, Inc. On September 28, 2016, the Company acquired a controlling interest in Smart Fuel Solutions, Inc., (Smart Fuel) a Florida Corporation, established and staffed as a service company. Smart Fuel will undertake and/or assist with the operational responsibilities of the Company. Smart Fuel is a private company, majority owned by us. Our management will continue to focus on business development as its major priority. We will utilize Smart Fuel’s abilities to assist us with management, engineering and development of proposed plant projects and promotion of the Company. The ownership interest in Smart Fuel, held by third parties, are presented in the consolidated balance sheet within the equity section as a line item identified as “non-controlling interest”, separate from the parent’s equity. All significant inter-company balances and transactions have been eliminated in the consolidation. Please refer to note 5 for further information concerning Smart Fuel Solutions, Inc.

The Financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2015 and 2014 audited financial statements included in Form 10-K and should be read in conjunction with the Notes to the Financial Statements which appear in that report.

The preparation of these unaudited financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in these interim unaudited financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the nine-months - ended September 30, 2016, and 2015. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

Note 2 Going Concern

These financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. For the nine months ended September 30, 2016, we had a net loss of $1,441,647. The majority of this loss consisted of $763,241 in warrants issued for services rendered; it also included $126,870 in losses from debt being converted into common stock of the Company. We also have a working capital deficit of $2,655,896. This deficit represents a decrease in the working capital deficit from last quarter ended June 30, 2016 by $1,650,143. This reduction of working capital deficit from the previous quarter was due to accrued wages of current and past employees being converted into common stock warrants. It also included $152,905 of notes payable being converted into common stock. We have accumulated a deficit of $22,035,630 since inception. This factor raises doubt about our ability to continue as a going concern.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from a future uncertainty. Our working capital deficit is dropping and and our note holders are receptive to converting debt for equity in our Company when certain milestones are met. We have already converted $152,904 of our notes payable into our common stock. We are also receiving positive feedback from our old vendors interested in converting into our stock for their debt. Please see the note on subsequent events. We already have commitments to convert $144,845 in accounts payable into our common stock.

Note 3 Loan Payable – Related Party

We have an unsecured line of credit with H. E. Capital, S. A., a related party. The line of credit accrues interest at the rate of 8% per annum. The due date of the line of credit has been extended to December 31, 2016. Balance of the line of credit at September 30, 2016 was $385,677 with accrued interest in the amount of $115,572. We also have an agreement with H.E. Capital wherein we pay $5,000 monthly for financial services. As of September 30, 2016, $45,000 was due under these terms. H. E. Capital during the year assigned $215,405 of its debt to third parties of which $115,405 was converting into 1,154,054 shares of the Company’s stock. A schedule of the H. E. Capital loan activity with use for 2016 is as follows:

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

H. E. Capital S.A. transactions for 2016	September 30, 2016	December 31, 2015

Beginning Balance	$241,582	$127,482
Proceeds	352,000	121,700
Vendors paid direct on behalf of the Company	-	2,400
Consulting fees	45,000	60,000
Assignments	(215,405)	(70,000)
Conversions to stock	(37,500)	-

Ending Balance	$385,677	$241,582

On May 18, 2016, the Company issued an eight percent (8%) Note Payable to Smart Fuel Solutions, Inc. a private company for $53,500. Smart Fuel satisfied an accrued liability for the Company in the amount of $25,000 and paid $28,500 to the Company which was used for working capital. This note was paid in full on June 2, 2016 from an increase in the line of credit from H. E. Capital, S.A.

On December 29, 2015, we approved H.E. Capital S.A.’s (HEC) request to assign to a private individual $12,500 of its Line of Credit Note. We approved the request and the conversion of the $12,500 into shares of the Company’s common stock at the rate of $0.03 per share. When completed the conversion would be a total of 416,667 shares of free trading stock and the HEC Line of Credit Note will be reduced by $12,500. We issued to the individual a note in the amount of $12,500 and reduced the HEC Line of Credit Note by the same amount. To date these shares have not been issued. As of September 30, 2016, the accrued interest on this note was $759.

On February 1, 2016, we issued an 8%, $134,000 Note Payable to an individual for the funds wired into our account. We then wired these same funds to Smart Fuel Solutions, Inc. for a promissory note for the same amount at eight percent (8%). The funds are intended for the use of Smart Fuel Solutions. We intend to be a majority owner of Smart Fuel Solutions in the future by issuing licensing agreements for the use of our technology. In March 2016, we requested and Smart Fuel Solutions agreed to be totally responsible for the $134,000 note. The note was assigned and accepted by Smart Fuel Solutions. On September 28, 2016 when we acquired controlling interest in Smart Fuel Solutions, Inc. (see Note 6) we assumed the note again. As of September 30, 2016, the accrued interest on this note was $6,902.

On August 15, 2016, we agreed to a line of credit with a private individual and related party for an amount of $500,000 paying interest at the rate of 1% per month. The funds will be used for working capital. Through September 30, 2016, we had received $400,000 on the line of credit. There was no accrued interest. $10,000 in interest expense had been paid by September 30, 2016.

The total in loans payable to related party as of September 30, 2016 was $932,177, and accrued interest was $123,233.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 Loan Payable – Other

We issued an 8% promissory note in the amount of $150,000 on March 19, 2013 to a private investor. This note is extended to December 31, 2016. The Company used the proceeds from this note for working capital. As of September 30, 2016 this loan has an outstanding balance of $150,000 and accrued interest in the amount of $45,616.

On January 24, 2011, we entered into a series of securities purchase agreements with accredited investors pursuant to which we sold an aggregate of $380,000 in 12% secured debentures. The Debentures are secured by the assets of the Company pursuant to security agreements entered into between us and the investors. As of September 30, 2016 these secured debentures have an outstanding balance of $305,000 and accrued interest in the amount of $227,867. These debentures are in default and the Company is in negotiations with the holders for extensions.

On May 16, 2016, we approved H.E. Capital S.A.’s (HEC) request to assign to a private company $200,000 of its Line of Credit Note. We approved the request and reduced HEC’s Line of Credit Note for that amount and record a new note. On July 19, 2016, the private company converted $100,000 of its note into 1,000,000 common shares of the Company’s stock. As of September 30, 2016, the accrued interest on this note was $4,427.

On May 18, 2015, we approved the Debt Assignment Agreement dated 5/18/2015 between H.E. Capital S.A. and Valuecorp Trading Company (Valuecorp). We also approved the Debt Settlement Agreement dated 5/19/2015 between the Company and Valuecorp wherein the Company will settle its debt of $12,500 to Valuecorp by issuing 416,667 shares of common stock to Valuecorp at $0.03 per share. To date, this note has not been presented for conversion. As of September 30, 2016, the accrued interest on this note was $1,318.

We have two other notes outstanding. We issued note in the amount of $7,500 on February 25, 2010 and the other note for $170,000 was issued on November 16, 2012. These notes are to private parties and accrue interest at the rate of 8%. Both notes have been extended to December 31, 2016. As of September 30, 2016, their accrued interest was $6,533 and $4,422 respectively. The accrued interest in the amount of $49,295 reported for the $170,000 on June 30, 2016 was converted into a new note dated July 1, 2016 under the same conditions as the original note, accruing interest at 8%.

The total in loans payable as of September 30, 2016 was $794,295, and accrued interest was $290,183.

Note 5 Commitment and Contingency

During the fourth quarter 2014, we were faced with satisfying a disputed obligation with one of our vendors by issuing 150,000 free trading shares of the Company. The debt had not matured for the amount of time required for the obligation to receive free trading shares. In order to satisfy the debt, we entered into an agreement with H. E. Capital, S.A. to convert $30,000 of its Line of Credit Note with us into 150,000 of our free trading shares. H. E. Capital S.A. converted the required portion of its debt from us into the shares needed and issued 25,000 free trading shares in December 2014 and the balance of 125,000 free trading shares in February 2015. We accrued the $30,000 liability on our books until the debt was totally satisfied in February 2015. On or about June 18, 2015, the Plaintiff moved for a judgment alleging we defaulted under the terms of the Settlement Agreement. The Plaintiff’s position was that the Settlement Shares were unsellable since we were delinquent in our periodic filings under the Securities Exchange Act of 1934, as amended. On June 23, 2015, we filed an opposition to the Plaintiff’s pleadings. On June 29, 2015 the Court entered a judgment in favor of the Plaintiff in the amount of $42,111. GETH intends to appeal the judgement as Defendant has satisfied the outstanding amount.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On May 13, 2015, we agreed with EraStar, one of our vendors, to resolve the outstanding balance of $120,000 owed to EraStar by us for an amount of $20,000 or issue 20,000 free trading shares on or before December 31, 2016. On October 1, 2015, we agreed with EraStar to an amendment to the May 13, 2015 Settlement wherein for the 350,000 shares currently issued to EraStar for services rendered, GETH may cancel these shares and reissue a total of 370,000 shares to EraStar or its assigns as directed for full consideration of contractual obligations. To date these shares have not been issued. These shares will be issued in the fourth quarter 2016.

On August 17, 2016, we were notified we had won a judgement against Naranza Capital Partners, LLC and/or Lee V. Partee in the amount of $170,661. On November 23, 2010, we signed a lease agreement with Naranza for equipment to be used in our Riverbank, CA plant being developed at that time. We invested $261,890 in the lease of the equipment and recorded the lease on our financial statements. When it became apparent we were not going to get the equipment or the refund of our deposit, we provided all our transaction information to the authorities. We wrote off the deposit during the year ended December 31, 2012, which was reflected on our financial statements for that year. We will record the settlement amount as other income when we receive it.

Note 6 Acquisitions

On September 28, 2016 we received 17,000,000 shares of common stock of Smart Fuel Solutions, Inc. (Smart Fuel Solutions), a Florida Corporation formed on November 20, 2015. We received the shares in exchange for providing technology and $53,710 decrease in Smart Fuel liability to us. Our affiliate, Black Lion Oil Limited, received 3,000,000 shares of Smart Fuel on the same date for granting licenses to use the Green EnviroTech technology in these countries. Smart Fuel Solutions also issued on September 28, 2016 600,000 shares to an individual for an equity injection of $600,000. Smart Fuel Solutions is a staffed service corporation working with the Company to undertake operational responsibilities, research and development, engineering, and development of operational facilities. Smart Fuel Solutions will provide the staffing, maintenance and management of the facilities. Smart Fuel Solutions will also secure feedstock for, and sell the end products from, the Processing Plants and Finishing Plants. On September 28, 2016 we received our shares from Smart Fuel Solutions which represents the majority of the outstanding shares of Smart Fuel Solutions.

The Company valued each of the assets acquired (cash, accounts receivable, and property, plant and equipment) and liabilities assumed (accounts payable and accruals and notes payable) at their cost as of the acquisition date. The acquisition was considered that of assets under FASB ASC 805-50. Since Smart Fuel Solutions was not considered a business under
ASC 805 at the date of acquisition.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company acquired the following assets and assumed the following liabilities in the acquisition of Smart Fuel Solutions, Inc.:

Cash	$40,671

Deposits	5,000

Other assets-carbon equipment	459,935

Accounts payable and accrued expenses	(40,761)

Due to related party: Green EnviroTech Holdings Corp.	(265,761)

Note Payable	(134,000)

Total Net Assets (Liabilities) before non-controlling interest	$65,084

Less: non-controlling interest	$11,374

Decrease of Smart Fuel’s liability to Green EnviorTech	$53,710

Note 7 Equity

Common Stock

We have 250,000,000 common shares of $0.001 par value stock authorized. On December 31, 2015, we had 23,926,757 common shares outstanding. As of September 30, 2016 we had 25,872,478 common shares outstanding.

On July 19, 2016, we issued 1,000,000 common shares at $0.10 a share to settle a note in the amount of $100,000. There was a loss of $50,000 on this conversion.

On August 1, 2016, we issued 54,054 common shares to settle $5,405 of debt. There was a loss of $2,703 on the conversion.

On August 9, 2016, we issued 666,667 common shares to settle $37,500 of debt. There was a loss of $69,167 on the conversion.

On August 15, 2016, we issued 125,000 common shares for consulting services valued at $18,750.

On August 16, 2016, we issued 100,000 common shares to settle $10,000 of debt. There was a loss of $5,000 on the conversion.

Warrants

We signed an addendum on December 17, 2015 for all outstanding common stock warrants not already vested, to be totally vested on February 1, 2016. On December 31, 2015, we had 5,404,860 common stock warrants outstanding. As of September 30, 2016, we had 15,416,341 common stock warrants outstanding.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We issued 1,500,000 common stock warrants to an engineer in January 2015. These warrants convert within 5 years of issuance @ $0.10 per warrant. 62,500 warrants vest monthly starting the month after issuance. There were 687,500 warrants fully vested at the end of 2015. These warrants were valued at $34,926 at December 31, 2015 by the Black-Sholes method. These warrants were valued at $51,458 by the Black-Sholes method on February 1, 2016 which resulted in an increase in valuation in the amount of $16,532 which was reported in the nine months ended September 30, 2016.

We issued 1,500,000 common stock warrants to a consultant in January 2015. These warrants convert within 5 years of issuance @ $0.10 per warrant. All of these warrants vest on February 1, 2016. These warrants were valued at $27,588 at December 31, 2015 by the Black-Sholes method. These warrants were valued at $29,888 by the Black-Sholes method on February 1, 2016 which resulted in an increase in valuation in the amount of $2,300 which was reported in the nine months ended September 30, 2016.

We issued 875,171 common stock warrants to the engineer in February 2015. These warrants convert within 5 years of issuance @ $0.08 per warrant. 79,561 warrants vest monthly starting the month after issuance. There were 795,610 warrants fully vested at the end of 2015. These warrants were valued at $36,766 at December 31, 2015 by the Black-Sholes method. These warrants were valued at $39,090 by the Black-Sholes method on February 1, 2016 which resulted in an increase in valuation in the amount of $2,324 which was reported in the nine months ended September 30, 2016.

On February 1, 2016, we issued 1,500,000 warrants for common stock at $0.10 per share in settlement of services rendered to assist our CEO. These warrants were fully vested on the date of issuance and were valued at $30,000 on that date by the Black-Sholes method.

On July 28, 2016, we had 3,519 warrants expire for common stock purchase.

On August 1, 2016, we issued warrants to purchase an aggregate of 4,675,000 shares of the Company’s common stock to a total of four individuals and entities for services rendered valued at $584,288 by the Black-Sholes method. These warrants are fully vested and have an exercise price of $0.10 per share, and expire on December 31, 2019.

On August 1, 2016, we issued warrants to purchase 1,000,000 shares to Gary De Laurentiis, our CEO and a related party, for his service as a director in 2016. These warrants were valued at $148,952 by the Black-Sholes method. These warrants are fully vested and have an exercise price of $0.10 per share, and expire on December 31, 2019.

From August 28 to September 2, 2016, we issued warrants to purchase an aggregate of 3,840,000 shares of the Company’s common stock to a total of five current and former employees for an aggregate of $2,154,135 in accrued and unpaid salary. This included warrants to purchase 600,000 shares issued to Gary De Laurentiis for $417,100 in accrued, but unpaid salary. These warrants are fully vested, have an exercise price of $0.10 per share, and expire on December 31, 2019.

For the nine months ended September 30, 2016, we have issued 6,175,000 warrants for services valued at $763,241 and we issued 3,840,000 warrants to convert $2,154,135 in accrued salaries to former and current employees including Gary DeLaurentiis our CEO

Smart Fuel Solutions, Inc. issued 2,493,000 warrants on September 28, 2016 for services rendered in the amount of $249,300. The Company included $2,730 of this expense amount in its General and Administrative expenses as a result of consolidating operations on September 30, 2016.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The fair value for the Company’s vested warrants, were based upon the following management assumptions as of vested date:

●	Expected dividends is 0%, Expected volatility 253% to 284%

●	Expect term 3.0 to 5.0 years

●	Risk free interest rate 0.78% to 1.57%

Note 7 Related Party Transactions

For the nine months ended September 30, 2016, we have issued 6,175,000 warrants for services valued at $763,241 and we issued 3,840,000 warrants to convert $2,154,135 in accrued salaries to former and current employees including Gary DeLaurentiis our CEO

On August 1, 2016, we issued warrants valued at $148,952 to purchase 1,000,000 shares of the Company’s common stock to our CEO for his service as a director in 2016.

On August 31, 2016, we issued warrants to purchase 600,000 shares of the Company’s common stock to our CEO for him converting $417,100 of his accrued salary.

On September 30, 2016, we were carrying in accounts payable $917 payable to our CEO for business expenses. This liability is reported as a separate item on our Balance Sheet.

Note 8 Subsequent Events

On October 11, 2016, we received the final payment of $100,000 against our line of credit signed on August 15, 2016. Our line of credit with a private individual is now at $500,000. These funds will be working capital for the Company.

As of October 11, 2016, we had commitments to convert $144,845 of accounts payable into 289,690 shares of the Company’s common stock.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the nine months ended September 30, 2016 and September 30, 2015. You should refer to the Financial Statements and related Notes in conjunction with this discussion.

Overview of Our Business

Green EnviroTech Holdings Corp. (the “Company”) is a pioneer in sustainable development. We integrate and commercialize proven technologies and pioneer proprietary technologies to convert waste into valuable products and help to protect the planet.

Our mission is to find and implement practical, economical solutions that will clean up the environment, create local jobs and stimulate economic growth in the communities where we do business.

Corporate History

On November 20, 2009, the Company, formerly known as Wolfe Creek Mining, Inc., entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Green EnviroTech Acquisition Corp., a Nevada corporation, and Green EnviroTech Corp. On July 20, 2010, the Company changed its name to Green EnviroTech Holdings Corp.

Recent Developments

On September 28, 2016 The Company established a controlling interest in Smart Fuel Solutions, Inc. (Smart Fuel), a Florida Corporation formed on November 20, 2015, when we received 17,000,000 shares of their common stock. We received the shares in exchange for providing the technology and $53,710 for operating capital.

Smart Fuel is an operating company whose team has 50 years of combined experience in the waste recycling sector. The Company recruited Chris Bowers to become CEO of Smart Fuel. Smart Fuel will undertake research and development, engineering, and provide the staffing, maintenance and management of the facilities.

In September 2016, the Company received a process performance certification for their Generation 1 (Gen 1) end of life Tire Processing Solution from BHP Engineering & Construction LP. This is a momentous achievement as the Company can now secure financing for projects that will recycle end of life tires anywhere in the world. Not only is the Gen 1 end of life Tire Processing Solution fundable, it also produces excellent financial returns to funding partners. We look forward to being able to announce in the near future we have installed and been commissioned to operate a Gen1 end of life tire processing plant.

We continue to be in investment mode; we anticipate these investments will generate revenues in 2017.

We have received $780,500 in working capital this year. This working capital has afforded us the ability to:

●	Secure a process certification for our Generation One (Gen 1) End of Life Tire Processing Solution

●	Build a pipeline of End of Life Tire Processing projects

●	Acquire carbon equipment at an extremely discounted price. This equipment will be used in our first Carbon Black Finishing Plant

●	Build a bench scale Processing Module and open our own testing lab in order to further test the end products generated by our Gen 1 End of Life Tire Processing Technology, particularly the oil and carbon black.

Management intends to finance operating costs over the next twelve months with credit lines, loans and/or private placement of common stock.

On October 10, 2016, we filed a press release and 8-K announcing we have entered into an agreement with Schneider Electric, a global specialist in energy management and automation. Under the terms of the agreement, Schneider Electric will serve as a strategic partner to us, providing complete electrical and automation services and solutions, including design and installation services, Square D electrical gear and Modicon M580 programmable automation controller (ePAC) platform. Schneider Electric develops connected technologies and solutions to manage energy and process in ways that are safe, reliable, efficient and sustainable.

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

Results of Operations

Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015.

Revenues and Cost of Revenues

The Company is a pre revenue-stage technology company that has developed a GEN 1 End of Life Tire Processing Solution that produces high quality end products – oil and carbon black. The Company had no operating revenues or cost of revenues for the nine months ended September 30, 2016 and 2015.

Operating Expenses

The salaries and professional fees for the nine months ended September 30, 2016 were $1,129,785 as compared to $463,197 for the nine months ended September 30, 2015, an increase of $666,588 representing 144% increase. The salaries and professional fees for the nine months ended September 30, 2016 included $765,971 in warrants for services, $212,281 in professional fees and $151,533 in salaries. Compared to the nine months ended September 30, 2015, there were $151,508 in warrants issued for services, $86,689 in professional fees and $225,000 in salaries.

The general and administrative expenses for the nine months ended September 30, 2016 were $101,616 as compared to $58,923 for the nine months ended September 30, 2015, an increase of $42,693 representing 72% increase. The increase was the result of an increase in travel expenses of $45,910 for the nine months ended September 30, 2016 compared to $10,396 for the nine months ended September 30, 2015.

Other Income and Expenses

Other income and expenses for the nine months ended September 30, 2016 were $210,246 in expenses as compared to $119,494 in other income and expenses for the nine months ended September 30, 2015, an increase of $90,752 in expenses representing an increase of 76%. We recorded for the nine months ended September 30, 2015 under other income, territorial license fees in the amount of $120,028 on January 20, 2015 when we entered into the agreement with Cenco, as previously described. We granted territorial licenses to Cenco in exchange for the two notes they were holding, described earlier, in the amount of $90,000 with accrued interest in the amount of $5,028 and cash in the amount of $25,000 which resulted in positive other income. The interest expense on our outstanding notes was $83,376 for the nine months ended September 30, 2016 as compared to $62,383 in interest expense for the nine months ended September 30, 2015. There was a vendor judgment award, explained further in the legal section, in the amount of $42,111 expensed by us during the nine months ended September 30, 2015. There was no such loss for the nine months ended September 30, 2016. We incurred a loss of $126,870 when we approved a conversion of $152,905 in note debt for 1,973,626 shares of the Company’s Common Stock compared to a loss of $15,000 for the nine months ended September 30, 2015.

Net Loss

As a result of the above, the Company had a net loss of $1,441,647 for nine months ended September 30, 2016 as compared to a loss of $521,586 for the nine months ended September 30, 2015. Included in our net loss for the nine months ended September 30, 2016 was $1,370 attributable to the non-controlling interest of Smart Fuel Solutions, Inc. when we consolidated operations for the nine months ended September 30, 2016. There was no such loss for non-controlling interest for the nine months ended September 30, 2015.

Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015.

Revenues

The Company had no operating revenues for the three months ended September 30, 2016 and 2015.

Cost of Revenues

The Company had no cost of revenues for the three months ended September 30, 2016 and 2015.

Operating Expenses

The wages and professional fees for the three months ended September 30, 2016 were $839,489 as compared to $120,206 for the three months ended September 30, 2015, an increase of $719,283 representing an increase of 598%. The wages and professional fees for the three months ended September 30, 2016 included $714,815 in warrants for services, $123,141 in professional fees and $1,533 in wages. The wages and professional fees for the three months ended September 30, 2015 included $30,206 in warrants for services, $15,000 in professional fees and $75,000 in wages.

The general and administrative expenses for the three months ended September 30, 2016 were $62,613 as compared to $18,431 for the three months ended September 30, 2015, an increase of approximately 240%. This increase of $44,182 was the result of an increase in travel, entertainment, advertising and marketing concerning the promotion of the company and expansion of its technology.

Other Income and Expenses

Other income and expenses for the three months ended September 30, 2016 were $163,937 as compared to $35,911 for the three months ended September 30, 2015. The interest expense on the working capital notes was $37,067 for the three months ended September 30, 2016 as compared to $20,911 in interest expense for the three months ended September 30, 2015. We incurred a loss of $126,870 when we approved a conversion of $152,905 in note debt for 1,973,626 shares of the Company’s Common Stock compared to a loss of $15,000 for the nine months ended September 30, 2015.

Net Loss

As a result of the above, the Company had a net loss of $1,066,039 for the three months ended September 30, 2016 as compared to a loss of $174,548 for the three months ended September 30, 2015. Included in our net loss for the three months ended September 30, 2016 was $1,370 attributable to the non-controlling interest of Smart Fuel Solutions, Inc. when we consolidated operations for the three months ended September 30, 2016. There was no such loss for non-controlling interest for the three months ended September 30, 2015.

Liquidity and Capital Resources

On September 30, 2016, we had a balance of cash in the bank in the amount of $106,370. We had no accounts receivable and no inventory on September 30, 2016. We had other current assets in the amount of $471,361. Included in other current assets is $459,935 in equipment, purchased at a severe discount, for use in our carbon plant whose plans are on the drawing board. There is also a $5,000 deposit for our research and development lab. We had accounts payable to vendors and accrued expenses in the amount of $1,047,220. Our accrued liabilities were reduced by $2,049,788 when current and past employees accepted common stock warrants from us in satisfaction of their debt.

We had negative cash flows from operations for the nine months ended September 30, 2016 in the amount of ($628,706) as compared to the same period ended September 30, 2015 in the amount of ($79,582). We had $0 investing activities for the nine months ended September 30, 2016 and no investments for the same period ended September 30, 2015. We had $727,00 in financing activities for the nine months ended September 30, 2016 as compared to $72,500 for the same period ended September 30, 2015.

We have an outstanding unsecured line of credit from H. E. Capital, S. A. This loan accrues interest at the rate of 8% per annum. The maturity date of the line of credit has been extended to December 31, 2016. The balance of the advances at September 30, 2016 was $385,677 with accrued interest in the amount of $115,572. The use of proceeds from the H. E. Capital credit line is as follows:

H. E. Capital S.A. transactions for 2016	September 30, 2016	December 31, 2015

Beginning Balance	$241,582	$127,482
Proceeds	352,000	121,700
Vendors paid direct on behalf of the Company	-	2,400
Consulting fees	45,000	60,000
Assignments	(215,405)	(70,000)
Converesions to stock	(37,500)	-

Ending Balance	$385,677	$241,582

We have a loan payable from an individual in the amount of $20,000 at 10% due on demand. We repaid $10,000 of this note on August 10, 2010 and $2,500 on April 11, 2011. As of September 30, 2016, the loan has an outstanding balance of $7,500 and is extended to December 31, 2016. The interest expense is now calculated at 12%. Accrued interest as of September 30, 2016 was $6,533.

On February 1, 2016, we issued an 8%, $134,000 Note Payable to an individual for funds received. The funds were used for working capital. As of September 30, 2016, the accrued interest on this note was $6,902.

On May 18, 2016, the Company issued an eight percent (8%) Note Payable to a private company for the $28,500 funds it received on the same date. The third party also paid a $25,000 for us. The funds were used for working capital. This note was paid in full on June 2, 2016 from an increase in the line of credit from H. E. Capital, S.A.

On August 15, 2016, we agreed to a line of credit with a private individual for an amount of $500,000 paying interest at the rate of 1% per month. The funds will be used for working capital. Through September 30, 2016, we had received $400,000 on the line of credit. There was no accrued interest. $10,000 in interest expense had been paid by September 30, 2016.

We received 780,500 from financing activities for the nine months ended September 30, 2016 as compared to the same period ended September 30, 2015 when we received the amount of $72,500.

We will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities. However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

We had cash of $106,370 as of September 30, 2016. In the opinion of management, our available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors. We will need to raise additional capital to expand our operations to the point at which we are able to generate revenues and operate profitably. At present, we have no operations to generate revenue.

We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, directors and principal shareholders. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations may be significantly hindered. If adequate funds are not available, we believe that our officers, directors and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, directors and principal shareholders are not committed to contribute funds to pay for our expenses.

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

None

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

We are in default under promissory notes issued on January 21, 2011 for failure to make required payments of interest and principal by September 24, 2012. We are currently in negotiations regarding extensions on these notes.

Aggregate principal and interest owed as of the date of this filing are $532,867.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

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

Green EnviroTech Holdings Corp.

Date: November 16, 2016	By:	/s/ Gary DeLaurentiis
Gary DeLaurentiis
Chief Executive Officer
(principal executive and financial officer)

