Form 10-K
period 2016-12-31
GREEN ENVIROTECH HOLDINGS CORP.
filed 2017-04-07
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $4,167,638 as of December 31, 2016 and $1,746,516 as of March 16, 2017. Shares of voting stock held by each executive officer and director of the registrant and each person who beneficially owns 10% or more of the registrant’s outstanding voting stock has been excluded from the calculation. This determination of affiliated status may not be conclusive for other purposes.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The Registrant’s common stock as of April 6, 2017, was 28,617,597 shares.

PART I

ITEM 1. BUSINESS

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

On June 9, 2014, we formed two Limited Liability Companies in Texas for the purpose of finding plant locations in that state. As of December 31, 2016, there was no activity in either of the two LLCs. These two Limited Liability Companies will be dissolved unless a suitable location is found for each. We have 99% ownership in another Limited Liability Company Green EnviroTech CA1 (GETCA1). GETCA1 has received funds from H.E. Capital on behalf of the Company to pay our bills. All of the funds and expenses of and for the Company have gone into one account used for the benefit of the Company. GETCA1 was dissolved effective December 31, 2016.

References hereinafter to “Green EnviroTech,” “we,” “us,” “our” and similar words refer to the Company.

Recent Developments

In 2016, we turned a corner as we perfected our first generation End of Life Tire Processing Solution that is financially viable and ready for deployment. The last 12 months have been focused on completing all of the complementary steps that are required to make a project fundable, securing partners who can help to deploy our solutions, and engaging with funding institutions who will finance projects in the USA and around the world

On March 29, 2017, Green EnviroTech Holdings Corp. entered into a lease and working capital credit facility with Caliber Capital & Leasing LLC and its assignee, Real Estate Acquisition Development Sales, LLC (“READS”). Under this agreement, READS is providing an initial commitment of up to $2.5 million for the construction of the Company’s first processing line in its centralized Carbon Finishing Plant in Ohio. Work is due to commence on April 4, 2017.

On March 29, 2017, we also signed the Master Equipment and Building Related Lease Agreement. The agreement provides for up to $97.5 million in financing, subject to successful due diligence and underwriting, to be used for construction of additional facilities in the USA. The lease will have an initial term of seven years, after which we will have the option to purchase the facility from READS or renew the lease under the same terms. The purchase option requires an appraisal with the final purchase price being at Fair Market Value based upon the appraisal. The commencement date is April 4, 2017.

On February 9, 2017, we established GETH CFP, Inc., a wholly owned subsidiary, formed in Delaware. This subsidiary will be our new carbon finishing plant to be located in Ohio.

On January 12, 2017, we appointed Mr. Chris Smith, 47, to serve as a member of our Board of Directors. Mr. Smith was a principal of HE Capital S.A. upon its founding in 2000 until he resigned in 2014, but remains as a consultant. He is a licensed financial consultant to an international clientele and is on the Board of Black Lion Oil Ltd.

On December 12, 2016, we appointed Chris Bowers to the Board and appointed him as our new President and Chief Executive Officer. Gary DeLaurentiis became our Secretary Treasurer and Executive Vice President of Business Development. Mr. DeLaurentiis also remained our Chairman and Chief Financial Officer.

On September 28, 2016 we acquired 82.5% ownership in Smart Fuel Solutions, Inc. (Smart Fuel), a Florida Corporation formed on November 20, 2015, in exchange for providing our technology for use in the US and $53,710 decrease in Smart Fuel liability to us. Smart Fuel is a staffed service corporation working with the Company to undertake operational responsibilities, research and development, engineering, and development of operational facilities. Smart Fuel will provide the staffing, maintenance and management of the facilities. Smart Fuel will also secure feedstock for, and sell the end products from, the Processing Plants and Finishing Plants. Please refer to Note 8 in the footnotes accompanying the financial statements for further information.

On August 17, 2016, we approved H.E. Capital S.A.’s (HEC) request to assign to an individual $10,000 of its Line of Credit Note. We also approved the conversion of that amount into shares of the Company’s common stock at the rate of $0.10 per share. When the conversion was completed, we issued a total of 100,000 shares of free trading stock and the HEC Line of Credit Note was reduced by $10,000.

On August 9, 2016, we approved H.E. Capital S.A.’s (HEC) request to convert $12,500 of its Line of Credit Note into 416,667 shares of the Company’s common stock at the rate of $0.03 per share. When the conversion was completed, the HEC Line of Credit Note was reduced by $12,500. We also approved H.E. Capital S.A.’s (HEC) request to convert $25,000 of its Line of Credit Note into 250,000 shares of the Company’s common stock at the rate of $0.10 per share. When the conversion was completed, the HEC Line of Credit Note was reduced by $25,000.

On August 1, 2016, we approved H.E. Capital S.A.’s (HEC) request to assign to an individual $5,405 of its Line of Credit Note. We also approved the conversion of that amount into shares of the Company’s common stock at the rate of $0.10 per share. When the conversion was completed, we issued a total of 54,054 shares of free trading stock and the HEC Line of Credit Note was reduced by $5,405

On July 25, 2016, we approved H.E. Capital S.A.’s (HEC) request to assign to a private entity $200,000 of its Line of Credit Note. We also approved the conversion of $100,000 of the assignment into shares of the Company’s common stock at the rate of $0.10 per share. When completed the conversion was a total of 1,000,000 shares of free trading stock and the HEC Line of Credit Note was reduced by $200,000. We issued to the private entity a note bearing interest at 8% in the amount of $100,000, the balance of the assignment and net of the amount converted.

On July 20, 2016, we issued a Note Payable to individual in the amount of $49,295 at an interest rate of eight percent (8%) for the accrued interest on the $170,000 note the Company issued to the individual on November 15, 2012. The interest has been accrued from the date of issuance of the note until June 30, 2016. The new note issued for the accrued interest will contain the same provisions as the original note issued on November 15, 2012. The provisions will contain a conversion factor in the amount of $0.50 per share.

On July 14, 2016, we received the Process Certification for our GEN 1 End of Life Tire Processing Solution from BHP Engineering & Construction, L.P.

On February 1, 2016, we issued an 8%, $134,000 Note Payable to Chris Bowers, who became our new CEO on December 12, 2016. We wired these same funds to Smart Fuel Solutions, Inc. for a promissory note for the same amount at eight percent (8%). We acquired 82.5% ownership in Smart Fuel Solutions, Inc. on September 28, 2016. Please refer to Note 8 in the notes to the financial Statements.

On January 30, 2015, we entered into a license agreement with Cenco Leasing Company, Inc. (Cenco) wherein we granted the exclusive license rights to Cenco for the states of California, Oklahoma, Kansas, Arkansas, Nebraska, Missouri, Colorado, North Dakota, South Dakota, Iowa, New Mexico, Nevada, Utah and the entire country of Mexico. The agreement gave exclusive rights to Cenco to utilize certain technology of the Company to design, construct, own and operate pyrolysis and refining plants in the above defined territories. The agreement called for Cenco over certain periods of time as detailed in the agreement to construct plants in these territories. The agreement also called for Cenco to pay royalties from the revenues generated from these plants. Such royalties in some states are calculated at a three percent (3%) rate and other states at a five and one half percent (5.5%) rate. As part of the agreement, the two notes to Cenco in the amount of $90,000 with accrued interest in the amount of $5,028 were returned to us. Cenco also paid us an additional $25,000 as a license fee for another state. The total amount of $120,028 was recorded in the statement of operations as a territorial license fee.

Our Principal Offices

Our executive offices are located at 14699 Holman Mtn, Jamestown, CA 95327 and our phone number at this address is (209) 881-3523.

Overview of Our Business

Green EnviroTech Holdings, Inc. (GETH) is a pioneer in sustainable development. We integrate and commercialize proven technologies and pioneer proprietary technologies to convert waste into valuable products and help to protect the planet.

Our mission is to find and implement practical, economical solutions that will clean up the environment, create local jobs and stimulate economic growth in the communities where we do business.

Our first market will be to process end of life tires, starting in the USA. Our GEN 1 End of Life Tire Processing Solution is ready for deployment and we are in discussion with several funding partners to build processing plants in the USA. Our goal over the next five years (by 2021) is to position GETH as the market and industry leader in processing end-of-life tires in the USA, by securing access to 50 percent of the available domestic supply of feedstock. We will commission numerous tire processing plants in a number of strategic locations throughout the country and will build additional finishing lines at our Carbon Finishing Plant in Ohio. Achieving our goal will mean that 160,000,000 million end-of-life tires will be diverted from landfills and we will create hundreds of jobs, often in areas of low employment opportunity.

HIGHLIGHTS:

Achievements in 2016: Focus – strengthening the foundations

GEN 1 End of Life Tire Processing Solution

1.	Secured a process certification from an independent engineering company

2.	Confirmed the financial returns from our GEN 1 End of Life Tire Processing Solution

3.	Completed engineering designs of our technology for a 33,000 tons per year processing plant

4.	Entered into feedstock agreements and end product offtake agreements, which mean that our GEN 1 solution is ready for deployment

5.	Started discussions with several different funding institutions to finance multiple projects in USA, in Mexico and around the world.

Carbon Finishing Plant

1.	Defined the strategy for a Centralized Carbon Finishing Plant to service all of our USA Processing Plants

2.	Completed engineering design for the Carbon Finishing Plant

3.	Purchased a proven system for carbon finishing of reclaimed carbon black

4.	Reached agreement on a site in Ohio for the Carbon Finishing Plant

5.	Obtained Letters of Intent for the off take of the products from the Carbon Finishing Plant

GETH Management Team

1.	Strengthened GETH team with addition of Chris Bowers as President and CEO; Gary De Laurentiis will continue as Chairman and EVP Business Development

2.	Appointed Jim Klein as VP Engineering; Wayne Leggett as VP Finance; Nick Drobac as VP Project Management

GETH Strategic Partners

1.	Signed strategic partner agreements with BHP Engineering LLC. and Schneider Electric

2.	Signed JV agreement with MEAH Global to access project capital and new technologies

3.	In discussions with Impulsa Business Accelerator to develop projects in Mexico, Central and South America

Financial strength

1.	Converted $2,748,683 of debt into equity

2.	Maintained low cost of operations during development stage

3.	Maintained public filings on a timely basis

4.	Management continued to fund the company in 2016 and made a major contribution to the acquisition of Carbon Finishing Plant equipment and engineering

Business Outlook for 2017: Set the stage for growth

It is critically important that we continue to make progress in 2017 and our team is committed to achieving our goals. This begins with a rigorous focus on what we need to achieve in the next 12 months. Our goals for 2017 are listed below:

1.	Generate revenue

2.	Build a Carbon Finishing Plant

3.	Build a minimum of one GEN 1 End of Life Tire Processing Plant

4.	Strengthen the organization in preparation for growth in 2018

We are currently engaged in negotiations with several funding institutions to build the plants in the USA and around the world.

Our company funding needs are based upon a plan to list on a stock exchange by mid-2018, at which time we will engage in a significant capital raise to fund growth. We have determined our capital needs will be $5 Million to reach this milestone.

Process Overview of the GETH GEN 1 End of Life Tire Processing Solution

The GETH GEN 1 End of Life Tire Processing Solution produces carbon black, a blend stock oil and steel from tires. The Solution incorporates multiple technologies in combination with gasification pyrolysis. The combination of these processes was developed by GETH and is differentiated from other common pyrolytic converting practices. It should be noted that these additional technologies are commonly accepted practices in the petrochemical and carbon black industries.

Material Sourcing / Values

The relevant issue as it applies to the GETH production economics are:

●	Cost and availability of raw materials (feedstock)

●	Selling price for the carbon black produced by GETH

●	Selling price for the blend stock oil produced by GETH Oil

End of Life Tire Feedstock

The EPA data states that there is one scrap tire generated for every person in the US, meaning there are nearly 325 million waste tires generated annually. End of life tires are one of the most problematic sources of waste in the US.

Market for Oil

World use of petroleum and other liquid fuels grows from 90 million barrels per day (b/d) in 2012 to 100 million b/d in 2020 and to 121 million b/d in 2040. Most of the growth in liquid fuels consumption is in the transportation and industrial sectors. In the transportation sector, in particular, liquid fuels continue to provide most of the energy consumed. Although advances in non-liquid-based transportation technologies are anticipated, they are not enough to offset the rising demand for transportation services worldwide. Liquid fuels consumed for transportation increases by an average of 1.1%/year from 2012 to 2040, and the transportation sector accounts for 62% of the total increase in delivered liquid fuels use.

Brent Crude futures pricing started off 2017 at just below $57 a barrel then dropped to just under $55 a barrel within the first week of the new year. Throughout the remainder of January and all of February Brent futures prices fluctuated between those two price points until the first week of March. With spring approaching, Brent futures pricing has dipped to its 2017 low of $51.41 per barrel. (Source: NASDAQ - http://www.nasdaq.com/markets/crude-oil-brent.aspx?timeframe=6m)

Market for Carbon Black

North America’s volume market for Carbon Black, estimated at 2.1 million metric tons in 2015 and forecast to be 2.2 million metric tons in 2016, is projected to reach 2.8 million metric tons by 2022 at a CAGR of 4.2% between 2016 and 2022. Value demand for Carbon Black in the region is expected to maintain a faster CAGR of 4.5% over the same period and reach a projected US$3.2 billion by 2022 from an estimated US$2.3 billion in 2015 and a forecast US$2.4 billion in 2016.

Employees

As of the date of the filing of this annual report on Form 10-K, we have three employees who are full-time. We consider our employee relations to be excellent.

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

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We filed a provisional patent in December 2013. But, in December 2014, we decided to not pursue a patent and stopped the patent process to keep our technology a trade secret. We have a license agreement with Black Lion. The agreement provides that we will receive a 10% royalty on gross revenues with any plant associated with Black Lion. Black Lion is currently pursuing opportunities outside the U.S.

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

We have a history of losses totaling $22,818,208 through December 31, 2016, and we expect to incur additional substantial operating losses for the foreseeable future and we may never achieve or maintain profitability. We also expect to experience negative cash flow for the foreseeable future as we continue to fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock and investors would in all likelihood lose their entire investment.

Our independent registered accounting firm has expressed doubt about our ability to continue as a going concern.

Because we have not generated revenues, our independent registered accounting firm has included in their report for the years ended December 31, 2016 and 2015, an uncertainty with respect to the Company’s ability to continue as a going concern.

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

As of December 31, 2016, we had $94,664 in cash available. We also expect to experience negative cash flow for the foreseeable future as we fund the demand of our operating losses and capital expenditures. Accordingly we need significant additional capital to fund our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise substantial capital, investors will lose their entire investment.

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

Our success depends in large part upon the abilities and continued service of our executive officers and other key employees, particularly Mr. Chris Bowers, our Chief Executive Officer. There can be no assurance that we will be able to retain the services of such officers and employees. Our failure to retain the services of our key personnel could have a material adverse effect on us. In order to support our projected growth, we will be required to effectively recruit, hire, train and retain additional qualified management personnel. Our inability to attract and retain the necessary personnel could have a material adverse effect us. We have no “key man” insurance on any of our key employees.

Risks Related to the Common Stock

There is a limited trading market for the Common Stock.

Our Common Stock is currently being traded on the OTC PINK. However, to date there has been a limited trading market for the Common Stock, and we cannot give assurance that a more active trading market will develop. The lack of an active, or any, trading market will impair a stockholder’s ability to sell his shares at the time he wishes to sell them or at a price that he considers reasonable. An inactive market will also impair our ability to raise capital by selling shares of capital stock and will impair our ability to acquire other companies or assets by using common stock as consideration.

Stockholders may have difficulty trading and obtaining quotations for our Common Stock.

There has been limited trading market for our Common Stock, which does not actively trade, and the bid and asked prices for our Common Stock on the OTC PINK may fluctuate widely in the future. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of our Common Stock, and would likely reduce the market price of our Common Stock and hamper our ability to raise additional capital.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

NOT APPLICABLE

ITEM 2. PROPERTIES

On December 1, 2015, we moved our offices to 14699 Holman Mtn Rd, Jamestown, CA 95327. The space is provided by the Chairman of the Company at no cost.

ITEM 3. LEGAL PROCEEDINGS.

NONE

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

Fiscal Quarter	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First Quarter Ended March 31	$0.07	$0.02	$0.20	$0.06
Second Quarter Ended June 30	$0.16	$0.04	$0.10	$0.02
Third Quarter Ended September 30	$0.22	$0.08	$0.08	$0.03
Fourth Quarter Ended December 31	$0.38	$0.11	$0.06	$0.02

Holders

As of April 6, 2017, there were 28,617,597 shares of common stock issued and outstanding, held by approximately 136 shareholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation plans as of December 31, 2016.

Recent Sales of Unregistered Securities.

None

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2015, together with notes thereto as previously filed with our Annual Report on Form 10-K. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Form 10-K for the year ended December 31, 2016.

Results of Operations

Year Ended December 31, 2016 compared to Year Ended December 31, 2015

We incurred $1,801,941 in wages and professional fees for the year ended December 31, 2016 as compared to $611,248 for the year ended December 31, 2015, an increase of approximately 190.0%. This increase of $1,190,693 in wages and professional fees is mainly the result of us issuing common stock for $171,892 in services, when in 2015 we had none, and we issued common stock warrants for $931,963 in services, when in 2015 we had only $172,559. The common stock was issued for services pertaining to public relations in the financial arena. The common stock warrants were issued to employees of the Company and employees of Smart Fuel Solutions, Inc., a 82.5% owned subsidiary mentioned in detail in note 9 of our audited financial statements. The balance of the increase was an increased in salary and professional fees as a result of consolidating Smart Fuels for reporting purposes.

There were no impairments or bad debt write offs for the years ended December 31, 2016 and 2015.

The general and administrative expenses for the year ended December 31, 2016 were $265,057 as compared to $79,145 for the year ended December 31, 2015, an increase of approximately 235%. This increase of $185,912 was mainly the result of an increase in travel expense of $92,447 while traveling for financing and plant locations. We also had an increase in oil samples and lab expenses in the amount of $61,502. The balance of $31,963 was in increase in other overhead expenses.

The non-operating expenses for the year ended December 31, 2016 were $213,265 as compared to $21,206 for the year ended December 31, 2015, an increase of 905%. The increase of $192,059 in non-operating expenses was partly the result of an increase in interest expense. We had $145,983 in interest expense in 2016 as compared to $84,123 for 2015. We also had an increase in losses sustained as a result of debt conversion. We had $67,282 in 2016 as compared to $15,000 in 2015. There were items in 2015 not incurred in 2016. We had a $42,111 vendor judgment award in 2015. We also had other income recorded as territorial licensee fees in the amount of $120,028 in 2015.

Liquidity and Capital Resources

As of December 31, 2016, we had a balance of cash in the bank in the amount of $94,664 as compared to $8,076 as of December 31, 2015. This increase of $86,588 represented a 1072% increase. We estimate we will need to raise an additional $500,000 in 2017 for working capital. As of December 31, 2016, we had accounts payable to vendors and accrued expenses in the amount of $1,013,434 as compared to $3,097,008 as of December 31, 2015.

On August 15, 2016, we accepted a Line of Credit (LOC) in the amount of $500,000 from our new CEO Chris Bowers. On November 14, 2016, we accepted a second Line of Credit (LOC) in the amount of $500,000 from our CEO. As of the December 31, 2016, these two LOCs had an outstanding balance in the amount of $900,000 with no accrued interest. These LOCs accrue interest at the rate of 1% per month based upon $1,000,000 total balance. We have been paying $10,000 per month in interest on the two LOCs. The due date of the two loans is December 31, 2017. The funds were used for working capital of the Company. The first LOC has two Addendums attached to it. Addendum A clarifies debt conversion rights attached to the LOC at $0.20 per share of common stock. Addendum B clarifies other rights attached to the LOC. These other rights are numbered below. (The second LOC has the same rights as that of the first LOC). The second LOC incurred Beneficial Conversion Features (BCF) when it was issued on November 14, 2016. The BCF resulted in a debt discount in the amount of $105,600 of which $8,800 was amortized for the year ended December 31, 2016. These certain other rights in Addendum B provide for the following:

1.	LOC has Repayment rights: The LOC has priority principal and interest repayment rights from other sources of capital received by the Company.

2.	LOC has Warrant rights: Bowers has the right to receive 500,000 (five hundred thousand) $0.10 warrants for providing the LOC and 250,000 (two hundred fifty thousand) $0.10 warrants per $100,000 drawn against the $500,000 LOC. This would be a total of 1,750,000 $0.10 warrants to be issued to Bowers and/or Assigns for providing the funding and the Company using all $500,000 LOC.

3.	LOC has Additional Stock Conversion rights: At any time while the LOC is outstanding, Bowers has the right to convert per $100,000 of the LOC for 500,000 shares of duly paid and non-assessable common stock of the Company at a conversion price of $0.20 per share (subject to adjustment in the event of stock splits or stock dividends) by providing a notice of conversion in a form reasonably acceptable to the Company. The full conversion of the LOC would be 2,500,000 shares of the Company common stock.

On February 1, 2016, we issued an 8%, $134,000 Note Payable to our now, new CEO Chris Bowers for funds received. We wired these same funds to Smart Fuel Solutions, Inc. (SFS) for a promissory note for the same amount at eight percent (8%). The funds are intended for the use of Smart Fuel Solutions. In March 2016, we requested and SFS agreed to be totally responsible for the $134,000 note. The note was assigned and accepted SFS. The funds were used for working capital in SFS. On September 28, 2016 when we acquired controlling interest in SFS (see Note 8) we assumed the note. As of December 31, 2016, the accrued interest on this note was $4,604.

At the beginning of 2016, we had one unsecured loan with H. E. Capital, S. A., a related party, in the amount of $241,582. This loan accrues interest at the rate of 8% per annum. The due date of the loan was extended to December 31, 2017. Balance of the loan at December 31, 2016 was $496,737 with accrued interest in the amount of $125,625. See Note 3 to the financial statements which are a part of this filing for further information.

During the second quarter of 2014, we incurred two new secured notes with Cenco Leasing Company, Inc. Both notes are for one year at 8% interest. The first note was issued on May 5, 2014, for $50,000 and the second note was issued on June 2, 2014, for $40,000. These notes are collateralized by our assets and can be repaid by our common stock when presented for payment. We used the proceeds from these notes for working capital. On January 30, 2015, we entered into a license agreement with Cenco Leasing Company, Inc. (Cenco) in which we granted the exclusive license rights to Cenco for the states of Oklahoma, Kansas, Arkansas, Nebraska, Missouri, Colorado, North Dakota, South Dakota, Iowa, New Mexico, Nevada, Utah and the entire country of Mexico. The agreement gives exclusive rights to Cenco to utilize certain of our technology to design, construct, own and operate pyrolysis and refining plants in the above defined territories. The agreement calls for Cenco, over certain periods of time as detailed in the agreement, to construct plants in these territories. The agreement also calls for Cenco to pay royalties from the revenues generated from these plants. Such royalties in some states are calculated at a three percent (3%) rate and other states at a five and one half percent (5.5%). It was also agreed that our two notes Cenco is holding, in the amount of $90,000 plus the accrued interest, will be returned to us as license fees. Cenco would also pay us an additional $25,000 as a license fee for another state. This transaction was completed on January 30, 2015.

On March 19, 2013, we issued a promissory note to an individual in the amount of $150,000 at 8% due on March 18, 2014. This note was extended to December 31, 2016. We used the funds for working capital. This note with its accrued interest in the amount of $48,123 was converted into 396,246 shares of our common stock to satisfy the debt in full on December 1, 2016..

On November 16, 2012, we entered into a loan agreement with an individual in the amount of $170,000 at 8% due on November 16, 2013. This loan is extended to December 31, 2017. We used the funds to pay off the convertible notes held by Asher Enterprise, Inc. We had three outstanding promissory notes issued to Asher Enterprises, Inc. in the aggregate amount of $203,250 at year end 2011. These were convertible promissory notes with a discounted conversion price. These notes were paid off during the year ended 2012. The balance of this note on December 31, 2016 and 2015 was $170,000. Interest accrued as of December 31, 2016 and 2015 was $6,856 and $42,514 respectively. On July 1, 2016, accrued interest in the amount of $49,295 was converted into a new note at the request of the note holder with an interest rate of 8% and has $0.50 conversion rights. This note was extended to December 31, 2017. As of December 31, 2016, the note balance was $49,295 with accrued interest in the amount of $1,988.

We issued debentures in the original amount of $380,000 secured by our assets to a group of investors on October 22, 2010. $75,000 of these notes was paid on April 27, 2012. The balance of these debentures on December 31, 2016 and 2015 was $305,000. Interest accrued as of December 31, 2016 and 2015 (12%) was $237,220 and $200,010 respectively. We are in negotiations with the investors to extend these obligations. Please refer to Note 5 of the financial statements which are a part of this filing for further information.

During the year ended December 31, 2010, we entered into a loan payable with an individual for a total amount of $20,000 at 10% interest due on demand. The interest went to 12% on February 25, 2011 when the note was not paid in full. As of December 31, 2015, the loan had an outstanding balance of $7,500 and accrued interest in the amount of $5,857. This loan was assumed by H. E. Capital S.A. October 1, 2016.

The following tables provide selected financial data about our company for the years ended December 31, 2016 and 2015.

Balance Sheet Data:	12/31/16	12/31/15

Cash	$94,664	$8,076
Total assets	$1,035,044	$14,502
Total liabilities	$3,071,666	$3,996,090
Shareholders' equity	$(2,036,622)	$(3,981,588)

Cash provided by financing activities for the year ended December 31, 2016 was $1,227,000, as compared to $121,700 for the year ended December 31, 2015. The $1,105,300 was a result of an increase in a working capital loan from our new CEO, Chris Bowers and H. E. Capital.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of December 31, 2016, as further described below.

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

As of December 31, 2016 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial Statements as of December 31, 2016. These material weaknesses can be rectified by an injection of funding needed to hire personnel to fill the positions needed to carry out the necessary duties for adequate internal controls. Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission which permanently exempted smaller reporting companies.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated initiatives to safe guard our cash as the most important imperative. Our CEO directs our VP of Finance to pay only invoices approved by the CEO. A monthly budget is approved and any deviation from the budget has to have approval. We intend to initiate the following plan when funding permits:

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2017. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2017.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2016, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE .

Below are the names and certain information regarding the Company’s executive officers and directors.

Name	Age	Position
Gary M. DeLaurentiis	72	Secretary-Treasurer and Chairman
Chris Bowers	56	Chief Executive Officer and Director

Directors serve until the next annual meeting of stockholders or until their successors are elected and qualified. Officers serve at the discretion of the board of directors.

Gary M. De Laurentiis, Chairman and Secretary Treasurer

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

Chris Bowers, Director, President and Chief Executive Officer

Mr. Bowers is an experienced executive, entrepreneur, angel investor and consultant who has worked all over the world. He spent two decades in the high tech industry working with senior leaders in many companies, including the President and CEO of Philips Electronics; and he was a member of the Executive Staff at Applied Materials. During his business career, Mr. Bowers has established, grown and downsized country operations, founded and led consulting practices, led numerous company functions, and been involved in M&A deals and integrations. In the last few years Mr. Bowers has also been directly involved in philanthropy and pro-bono work with Stanford Hospital, with Santa Clara University both in the Miller Center for Social Entrepreneurship and in the Business School; with Second Harvest Food Bank and with The Tech Awards. Mr. Bowers started his career with the British military, serving for 5 years with the UK Special Forces.

Section 16(a) Beneficial Ownership Compliance

Our officers, directors and shareholders owning greater than ten percent (10%) of our shares are required to file beneficial ownership reports pursuant to Section 16(a) of the Securities and Exchange Act (the “Exchange Act”). All such reporting obligations were complied with during the year ended December 31, 2016, except that Chris Bowers, our Chief Executive Officer, was appointed to that position on December 13, 2016, and did not file his Form 3 until March 2017, and Gary De Laurentiis, or Chief Financial Officer and former Chief Executive Officer, has not filed a Form 3 or the Form 4s due in connection with our grant of warrants to him on August 1 and 31, 2016.

Code of Ethics

We do not currently have a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller, or persons performing similar functions. Because we have only limited business operations and and until recently only had one (1) officer and one (1) director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics in the coming year as our business operations expand and we have more directors, officers and employees.

Audit Committee Financial Expert

Because of our the small size and early stage, we do not currently have a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, or a committee performing similar functions.

Board Leadership Structure and Role in Risk Oversight

In 2016, we decided to separate the roles of Chairman and Chief Executive Officer to increase the focus on operational priorities.

Changes in Nominating Process

During the year ended December 31, 2016, there are no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation paid or accrued in respect of our Chief Executive Officer and those executive officers who received compensation in excess of $100,000 per year for the years ended December 31, 2016 and 2015.

Name & Principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrants Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation Earnings ($)	Total ($)

Gary DeLaurentiis Secretary Treasurer	2015	$300,000							$300,000
Chairman	2016	$150,000			$210,000				$360,000

Chris Bowers President Chief Executive Officer Director	2016	$92,309			$300,000				$392,309

(1)

Gary DeLaurentiis, our Secretary Treasurer effective December 12, 2016, had no accrued salary at year end December 31, 2016 and $300,000 at December 31, 2015. Mr. DeLaurentiis received no common stock awards during 2016. Mr. DeLaurentiis received 1,600,000 common stock warrants valued at $210,000 during 2016.

(2)	Chris Bowers, our CEO effective December 12, 2016, had no accrued salary ended December 31, 2016. Mr. Bowers received 2,000,000 common stock warrants valued at $300,000 during 2016.

Employment Agreements

We have verbal employment agreements with our officers. Our board is waiting for the final version for review.

Director Compensation

None of our directors received any compensation for services as director for the year ended December 31, 2016.

Outstanding Equity Awards at December 31, 2016

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2016.

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Gary DeLaurentiis	1,600,000	-	-	$0.10	12/31/2019	-	-	-	-
Chris Bowers	2,000,000	-	-	$0.10	12/31/2019	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of April 6, 2017, with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. This is based upon a total of 28,617,597 shares issued and outstanding as of April 6, 2017.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Directors and Officers:
Gary M. De Laurentiis	4,773,424	16.60
Chris Bowers	1,250,000	4.30

All officers and directors as a group (1 person)	6,023,424	20.90

Way Black Lion Oil Ltd	6,379,016	22.20
Brian Williamson	1,556,781	5.40

Except as otherwise indicated, the address of each beneficial owner is: 14699 Holman Mtn, Jamestown, CA 95327.

Applicable percentage ownership is based on 28,617,597 shares of Common Stock outstanding as of April 6, 2017, together with securities exercisable or convertible into shares of common stock within 60 days of April 6, 2017, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Options or warrants to purchase shares of Common Stock that are currently exercisable or exercisable within 60 days of April 6, 2017, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On July 17, 2015, Black Lion Oil Ltd converted the note, assigned to it by H. E. Capital S.A., in the amount of $45,000 into 1,500,000 shares of the Company’s common stock at a price of $0.03. The Company reconized a loss of $15,000 in the transaction.

On July 20, 2015, Gary DeLaurentiis, our chief executive officer, converted $145,000 of accrued salary into 3,625,000 restricted common shares of the Company. There was no recorded loss in the transaction.

On August 1, 2016, we issued warrants valued at $148,952 to purchase 1,000,000 shares of the Company’s common stock to Gary DeLaurentiis our then CEO for his services rendered.

On August 1, 2016, we issued warrants valued at $300,000 to purchase 2,000,000 shares of the Company’s common stock to Chris Bowers for providing the credit line and financial services. Chris Bowers became our new CEO and board member on December 12, 2016.

On August 31, 2016, we issued warrants to purchase 600,000 shares of the Company’s common stock to Gary DeLaurentiis our then CEO for him converting $417,100 of his accrued salary.

On September 30, 2016, we were carrying in accounts payable $917 payable to our then CEO for business expenses. The payable was paid in dull during the fourth quarter ended December 31, 2016.

Director Independence

Our directors are not independent as that term is defined under the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table set forth the total fees charged to us for audit services, including quarterly reviews, other audit-related services, tax services , and for other services for the years ended December 31, 2016 and 2015, respectively:.

	December 31, 2016	December 31, 2015
Audit services	$24,000	$21,000
Other audit-related services	-	-
Tax services	-	-
Total	$24,000	$21,000

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

Exhibit Number	Description

3.1	Certificate of Incorporation (Incorporated by reference to our registration statement on Form S-1 (File No. 333-149626), filed with the Securities and Exchange Commission on March 11, 2008)

3.2	Certificate of Amendment of Incorporation (Incorporated by reference to our current report on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2010

3.4	Certificate of Amendment to Certificate of Incorporation effective March 17, 2013

3.5	By-Laws (Incorporated by reference to our registration statement on Form S-1 (File No. 333-149626), filed with the Securities and Exchange Commission on March 11, 2008)

10.1	Agreement and Plan of Merger, dated November 20, 2009, by and among the Company, Green Enviro Tech Corp. and Green EnviroTech Acquisition Corp. (Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2009)

10.14	Form of Securities Purchase Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on January 27, 2011)

10.15	Form of Debenture (incorporated by reference to our current report on Form 8-K filed with the SEC on January 27, 2011)

10.16	Form of Security Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on January 27, 2011)

10.17	Form of Warrant (incorporated by reference to our current report on Form 8-K filed with the SEC on January 27, 2011)

31.1	Certification by Principal Executive and Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Principal Executive and Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEDULE

EX-101.CAL	XBRL EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL EXTENSION LABLE LINKBASE

EX-101.PRE	XBRL EXTENSION PRESENTATION LINKBASE

23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Green Envirotech Holdings Corp.

Jamestown, California

We have audited the accompanying consolidated balance sheets of Green Envirotech Holdings Corp. (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Green Envirotech Holdings Corp. as of December 31, 2016 and 2015 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit as of December 31, 2016 and has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

April 6, 2017

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS

CURRENT ASSETS
Cash	$94,664	$8,076
Deposits	38,012	-
Prepaid expenses	177,169	-
Other current assets	2,284	6,426
Total current assets	312,129	14,502

OTHER ASSETS
Carbon equipment , not in use	459,935	-
Construction in Progress	262,980	-
Total other assets	722,915	-

TOTAL ASSETS	$1,035,044	$14,502

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$630,719	$641,371
Accounts payable-related party	-	6,625
Accrued expenses	382,715	2,449,012
Secured debentures payable	305,000	305,000
Loan Payable-related party-convertible	1,433,937	-
Loan Payable-other-convertible	149,295	-
Loan payable-other-non-convertible	170,000	594,082
Total current liabilities	3,071,666	3,996,090

TOTAL LIABILITIES	3,071,666	3,996,090

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 28,517,597 and 23,926,757 shares issued and outstanding	28,518	23,927
Additional paid in capital	20,799,102	16,589,838
Accumulated deficit	(22,818,208)	(20,595,353)
Total GreenEnvirotech Holdings Corp. Stockholders’ deficit	(1,990,588)	(3,981,588)
Noncontrolling interest	(46,034)	-
Total stockholders’ deficit	(2,036,622)	(3,981,588)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,035,044	$14,502

The accompanying notes are an integral part of these consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE	FOR THE
	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2016	DECEMBER 31, 2015

OPERATING EXPENSES
Wages and professional fees	$1,801,941	$611,248
General and administrative	265,057	79,145
Total operating expenses	2,066,998	690,393

Loss from operations	(2,066,998)	(690,393)

OTHER INCOME (EXPENSES)
Interest expense	(145,983)	(84,123)
Vendor judgement award	-	(42,111)
Loss on debt conversion	(67,282)	(15,000)
Territorial Licencee Fee-Plants	-	120,028
Total other income (expense)	(213,265)	(21,206)

NET LOSS	(2,280,263)	(711,599)

Loss attributable to noncontrolling interest	(57,408)	-

Loss attributable to controlling interest	$(2,222,855)	$(711,599)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	24,871,369	20,422,966

NET LOSS PER SHARE-BASIC AND DILUTED	$(0.09)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

					Additional		Total Green Envirotech Holdings Corp.		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interests	Deficit

Balance - December 31, 2014	-	-	17,503,432	17,503	15,447,308	(19,883,754)	(4,418,943)	-	(4,418,943)

Common shares issued to related party for note conversion	-	-	1,500,000	1,500	43,500	-	45,000	-	45,000

Conversion of accounts payable and accruals to common shares	-	-	1,298,325	1,299	54,876	-	56,175	-	56,175

Common shares issued for related party accrued debt	-	-	3,625,000	3,625	141,375	-	145,000	-	145,000

Agreed write off of accrued salary of an officer considered beneficial owner	-	-	-	-	721,749	-	721,749	-	721,749

Gain on conversion of accounts payable	-	-	-	-	(6,529)	-	(6,529)	-	(6,529)

Loss on debt conversion	-	-	-	-	15,000	-	15,000	-	15,000

Warrants issued for service	-	-	-	-	172,559	-	172,559	-	172,559

Net loss for the year ended December 31, 2015	-	-	-	-	-	(711,599)	(711,599)	-	(711,599)

Balance - December 31, 2015	-	-	23,926,757	23,927	16,589,838	(20,595,353)	(3,981,588)	-	(3,981,588)

Common shares issued for services	-	-	818,636	819	171,073	-	171,892	-	171,892

Conversion of loans payable for common stock	-	-	2,683,134	2,683	531,861	-	534,544	-	534,544

Conversion of accounts payable for common stock	-	-	439,070	439	126,847	-	127,286	-	127,286

Common shares issued for prepaid expenses			650,000	650	187,785	-	188,435	-	188,435

Debt discount from convertible loan payable	-	-	-	-	105,600	-	105,600	-	105,600

Warrants issued for services	-	-	-	-	931,963	-	931,963	-	931,963

Warrants issued to related party for accrued salary	-	-	-	-	417,100	-	417,100	-	417,100

Warrants issued to employees for accrued salary	-	-	-	-	1,737,035	-	1,737,035	-	1,737,035

Minority investment into Smart Fuel Solutions	-	-	-	-	-	-	-	11,374	11,374

Net loss for the year ended December 31, 2016	-	-	-	-	-	(2,222,855)	(2,222,855)	(57,408)	(2,280,263)

Balance - December 31, 2016	-	-	28,517,597	28,518	20,799,102	(22,818,208)	(1,990,588)	(46,034)	(2,036,622)

The accompanying notes are an integral part of these consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

	FOR THE	FOR THE
	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2016	DECEMBER 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,280,263)	$(711,599)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	171,892	-
Loss on debt conversion	67,282	15,000
Amortization of debt discount	8,800	-
Gain on settlement of accounts payable & accrued salaries	-	(6,529)
Company liabilities paid direct	-	2,400
Debt increase as a result of a consulting agreement	60,000	60,000
Warrants issued for services	783,011	172,559
Warrants issued for services, related party	148,952	-
Note and accrued interest extinguished for territorial licenses fees-plants	-	(95,028)

Change in assets and liabilities
(Increase) in deposits and other current assets	(17,604)	-
Accounts payable-related party	(6,625)	6,625
Increase in accounts payable and accrued expenses	187,123	435,721
Net cash (used in) operating activities	(877,432)	(120,851)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in Progress	(262,980)	-
Net cash used in investing activities	(262,980)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from loan payable - other	-	121,700
Loan Payable-related party-convertible notes	1,280,500	-
Payments on loan payable - related party	(53,500)	-
Net cash provided by financing activities	1,227,000	121,700

NET INCREASE IN CASH AND CASH EQUIVALENTS	86,588	849

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	8,076	7,227

CASH AND CASH EQUIVALENTS - END OF PERIOD	$94,664	$8,076

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$44,000	$-
Income Taxes	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Conversion of loans payable for common stock	$365,013	$-
Accrued liability settled by note payable	$74,295	$-
Conversion of related party debt for common stock	$-	$190,000
Reclassify related party accrued salary relinguished	$-	$721,749
Conversion of accounts payable for common stock	$229,535	$56,175
Common shares issued for prepaid expense	$188,435	$-
Investment in Smart Fuel Solutions, Inc.	$53,710	$-
Debt received from investment in Smart Fuel Solutions, Inc.	$134,000	$-
Accrued liability assigned to related party convertible note	$76,060	$70,000
Warrants issued for Related party accrued salary	$417,100	$-
Warrants issued for Employees accrued salary	$1,737,035	$-
Debt transferred from related party to third party	$210,000	$-
Debt transferred to related party convertible debt	$(20,000)	$-
Debt discount from convertible loan payable	$105,600	$-

The accompanying notes are an integral part of these consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

Green EnviroTech Holdings Corp. (the “Company”) was incorporated on June 26, 2007 under the name Wolfe Creek Mining, Inc. formed under the laws of the State of Delaware. On November 20, 2009, the Company completed a reverse merger transaction pursuant to which it acquired Green EnviroTech Corp., a Nevada corporation. Wolfe Creek Mining, Inc. up until November 20, 2009 was primarily engaged in the acquisition and exploration of mining properties. Green EnviroTech Corp was incorporated on October 6, 2008 and was engaged in plastics recovery. The financial statements included herein are the financials of Green EnviroTech Holdings Corp. and subsidiaries from October 6, 2008 to current.

Going Concern

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the year ended December 31, 2016, the Company had a net loss. The Company also had a working capital deficit and an accumulated deficit. Further losses are anticipated in the development of the Company’s business of raising substantial doubt and its ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities when they come due from normal business operations. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its interest in Green EnviroTech CA1, LLC, joint venture, which had no operations for the year. The joint venture was dissolved effective December 31, 2016. Also included in the consolidated financial statements is Smart Fuel Solutions, Inc. formed under the laws of the state of Florida. We acquired 82.5% of Smart Fuel Solutions, Inc. on September 28, 2016; please refer to Note 8 for more detail. Intercompany balances and transactions were eliminated between the entities.

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

We maintain cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. We do not have any cash equivalents as of December 31, 2016 and 2015, respectively.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Costs of maintenance and repairs will be charged to expense as incurred. During the year end December 31, 2016, we incurred engineering and design costs on our first planned GEN 1 End of Life Tire Processing Plant. The engineering and design includes process flow diagrams, equipment specifications, building layout and piping and instrument drawings. These costs are carried in Construction in Progress. We invested in a new subsidiary during the year, Smart Fuel Solutions, Inc. (SFS). SFS acquired carbon equipment at a cost of $190,000 for our first carbon plant. When we acquired 82.5% ownership of SFS on September 28, 2016, we adjusted the value of the carbon equipment to $459,935 as a result of treating the acquisition as an asset purchase. We absorbed SFS’s liabilities and SFS’s assets which were based upon present value; please refer to Note 8 Acquisitions for more detail. The carbon equipment was not in service during the year, nor was it in service on December 31, 2016. Since the carbon equipment was not in service, there was no depreciation taken.

Construction in Progress

Construction in progress is stated at cost, which includes the costs of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. Interest on the borrowing related to construction is capitalized in accordance with ASC 835-20 Capitalization of Interest. During the years ended December 31, 2016 and 2015, there was $980 and $0 interest capitalized, respectively. We had $262,980 in construction costs for the year ended December 31, 2016 and none for the year ended December 31, 2015.

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

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

As of January 1, 2016, we have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal and California as our “major” tax jurisdictions. Generally, we remain subject to Internal Revenue Service examination of our 2009 through 2016 California Franchise Tax Returns. However, we have certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

(Loss) Per Share of Common Stock

We follow ASC 260, Earnings per Share. Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when we report a loss because to do so would be anti-dilutive for periods presented. As of December 31, 2016 and 2015, we had outstanding common stock warrants totaling 18,959,341 and 5,404,861 respectively. Of the common stock warrants outstanding as at December 31, 2016, there were 50,000 common stock warrants convertible at $0.50 per warrant, 1,000 common stock warrants convertible at $10.00 per warrant (these expire on February 9, 2017) and 1,750,342 common stock warrants convertible at $0.08. The rest of the commons stock warrants in the amount of 17,157,999 were convertible at $0.10 per warrant. We also had convertible debt to related parties in the amount of $1,433,937. Of this debt, $900,000, net of debt discount of $96,800 is convertible at $0.20 per share, $134,000 is convertible at $0.50 per share and the balance amounting to $496,737 is convertible at $0.10 per share. We had convertible debt to others in the amount of $149,295. Of this amount $100,000 is convertible at $0.10 per share and $49,295 is convertible at $0.50 per share.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Intangible Assets

ASC 350 requires that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Our assessment for impairment of assets involves estimating the undiscounted cash flows expected to result from use of the asset and its eventual disposition. An impairment loss recognized is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset, and considers year-end the date for its annual impairment testing, unless information during the year becomes available that requires an earlier evaluation of impairment testing. There are no intangible assets and as such we had no impairment charges for the years ended December 31, 2016 and 2015.

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

We measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. We estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statement of operations. The forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the fiscal periods ended December 31, 2016 and 2015, we estimated our forfeiture rate to be 0% based on the Company’s historical experience. There were no stock options granted to employees during the years ended December 31, 2016 and 2015.

During the fiscal periods ended December 31, 2016 and 2015, we granted common stock warrants to investors, lenders, consultants and certain officers as discussed in Note 3. The fair value of stock warrants issued in conjunction with the issuance of common stock is recorded against common stock as stock issuance cost. The fair value of stock warrants issued in conjunction with notes payable is recognized as a discount on the related debt and amortized to interest expense over the term to maturity.

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

DECEMBER 31, 2016 AND 2015

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

Related Party

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

NOTE 3- LOAN PAYABLE – RELATED PARTY AND CONVERTIBLE

On December 29, 2015, we approved H.E. Capital S.A.’s (HEC) request to assign to a private individual $12,500 of its Line of Credit Note. This approval was requested to fulfill the $25,000 assignment to Valuecorp Trading Company requested and approved on May 18, 2016, but Valuecorp only paid H.E. Capital $12,500. We approved the conversion of the $12,500 into shares of the Company’s common stock at the rate of $0.03 per share. When completed the conversion would be a total of 416,667 shares of free trading stock and the HEC Line of Credit Note will be reduced by $12,500. We issued to the individual a note in the amount of $12,500 and reduced the HEC Line of Credit Note by the same amount. This note was assigned back to H. E. Capital on .October 1, 2016.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

The Company at the beginning of the year 2016 had a Line of Credit with H. E. Capital, S. A. This Line of Credit accrues interest at the rate of 8% per annum and is convertible at $0.10 per share. The due date of the loan was extended to December 31, 2017. During the year December 31, 2016, H. E. Capital, S. A., assigned to an entity $200,000 of its debt, who converted $100,000 of the assignment amount at $0.10 per share. The entity is still holding $100,000 of the convertible debt at December 31, 2016. H. E. Capital also assigned to a third party $10,000, who converted the assigned amount at $0.10 per share. H. E. Capital was assigned a $7,500 note from a different third party debt holder and $12,500 from a related party debt holder Total net of the assignments to H.E. capital from debt holders was $190,000 and $70,000 during December 31, 2016 and 2015; respectively. During the year December 31, 2016 and 2015 H.E. Capital converted $42,905 of the debt into 720,721 common shares of which H.E. capital assigned 54,054 common shares directly to a third party. The Company borrowed $352,000 and $121,700, during December 31, 2016 and 2015, respectively. The Company approved the assignment of $76,060 of the Company accounts payable and accrued interest to the H.E. Capital line of credit. During December 31, 2015, H.E. Capital paid $2,400 of expenses on behalf of the Company and increased the line of credit $121,700. During the year ended December 31, 2015, H. E. Capital assigned $70,000 of its debt. $45,000 was assigned to Black Lion Oil Limited, a related party, who converted the assignment into 1,500,000 shares of the Company’s common stock. $12,500 was assigned to Value Corp Trading Company and $12,500 was assigned to another third party. For these and other financial services H.E. Capital charged the Company $60,000 during December 31, 2016 and December 31, 2015; respectively. The balance of the loan at December 31, 2016 was $496,737 with accrued interest in the amount of $125,625 as compared to $241,582 with accrued interest in the amount of $99,719 for the year ended December 31, 2015.

History of the H. E. Capital loans is as follows:

	December 31, 2016	December 31, 2015

Beginning Balance	$241,582	$127,482
Proceeds	352,000	121,700
Vendors paid direct on behalf of the Company	-	2,400
Reclassification from accounts payable & accruals	76,060	-
Consulting fees	60,000	60,000
Assignments	(190,000)	(70,000)
Non-cash conversion	(42,905)	-

Ending Balance	$496,737	$241,582

During the fourth quarter 2014, the Company was faced with satisfying a disputed obligation with one of its vendors by issuing 150,000 free trading shares of the Company. The debt had not matured for the amount of time required for the obligation to receive free trading shares. In order to satisfy the debt, the Company entered into an agreement with H. E. Capital, S.A. to convert $30,000 of its Line of Credit Note with the Company into 150,000 free trading shares of the Company. H. E. Capital S.A. converted the required portion of its debt from the Company into the shares needed and issued 25,000 free trading shares in December 2014 and the balance of 125,000 free trading shares in February 2015. The Company was contingently liable for the vendor debt on December 31, 2014 and until it was totally satisfied in February 2015. The Company incurred an operating loss of $25,706 as a result of the transaction during December 31, 2015.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

On July 17, 2015, we approved the assignment of $45,000 of H. E. Capital LOC loan to Black Lion Oil Limited, a related party, who converted the debt into 1,500,000 shares of the Company’s common stock at a loss of $15,000.

On February 1, 2016, we issued an 8%, $134,000 Note Payable to our now, new CEO Chris Bowers for funds received. We wired these same funds to Smart Fuel Solutions, Inc. (SFS) for a promissory note for the same amount at eight percent (8%). The funds are intended for the use of Smart Fuel Solutions. We intend to be a majority owner SFS in the future by issuing licensing agreements for the use of our technology. In March 2016, we requested and SFS agreed to be totally responsible for the $134,000 note. The note was assigned and accepted by SFS. The funds were used for working capital in SFS. On September 28, 2016 when we acquired controlling interest in SFS (see Note 5) we assumed the note. The note is convertible at $0.50 per share. As of December 31, 2016, the accrued interest on this note was $4,604.

On July 29, 2016, we approved the assignment of a Chris Bowers 8% convertible note in the amount of $12,500 to H.E. Capital under the 2016 line of credit.

On August 15, 2016, we accepted a Line of Credit (LOC) in the amount of $500,000 from our new CEO Chris Bowers. On November 14, 2016, we accepted a second Line of Credit (LOC) in the amount of $500,000 from our CEO. As of the December 31, 2016, these two LOCs had an outstanding balance in the amount of $900,000 with no accrued interest. These LOCs accrue interest at the rate of 1% per month based upon $1,000,000 total balance. We have been paying $10,000 per month in interest on the two LOCs. The due date of the two loans is December 31, 2017. The funds were used for working capital of the Company. The first LOC has two Addendums attached to it. Addendum A clarifies debt conversion rights attached to the LOC at $0.20 per share of common stock. Addendum B clarifies other rights attached to the LOC. These other rights are numbered below. (The second LOC has the same rights as that of the first LOC). The Company evaluated these convertible LOCs for Beneficial Conversion Features (BCF) and concluded that the second LOC incurred a Beneficial Conversion Features (BCF) when it was issued on November 14, 2016. The BCF resulted in a debt discount in the amount of $105,600 of which $8,800 was amortized for the year ended December 31, 2016. These certain other rights in Addendum B provide for the following:

1.	LOC has Repayment rights: The LOC has priority principal and interest repayment rights from other sources of capital received by the Company.

2.	LOC has Warrant rights: Bowers has the right to receive 500,000 (five hundred thousand) $0.10 warrants for providing the LOC and 250,000 (two hundred fifty thousand) $0.10 warrants per $100,000 drawn against the $500,000 LOC. This would be a total of 1,750,000 $0.10 warrants to be issued to Bowers and/or Assigns for providing the funding and the Company using all $500,000 LOC.

3.	LOC has Additional Stock Conversion rights: At any time while the LOC is outstanding, Bowers has the right to convert per $100,000 of the LOC for 500,000 shares of duly paid and non-assessable common stock of the Company at a conversion price of $0.20 per share (subject to adjustment in the event of stock splits or stock dividends) by providing a notice of conversion in a form reasonably acceptable to the Company. The full conversion of the LOC would be 2,500,000 shares of the Company common stock.

The Company evaluated the addendums under ASC 470-50 and concluded that these addendums did not qualify for debt modification.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

On May 18, 2016, the Company issued an eight percent (8%) Note Payable to Smart Fuel Solutions, Inc. for the $53,500. This note was not convertible. These funds were used for working capital. This note was paid in full on June 2, 2016 from an increase in the line of credit from H. E. Capital, S.A.

The Company analyzed the conversion options in the convertible loan payables for derivative accounting consideration under ASC 815, Derivative and Hedging, and determines that the transactions do not qualify for derivative treatment.

NOTE 4- LOAN PAYABLE – OTHER – NON-CONVERTIBLE

On February 25, 2010, we issued a promissory note to an individual in the amount of $20,000 at 10% interest due on demand. This interest rate was increased to 12% beginning in 2012. The Company repaid $10,000 of this note on August 10, 2010. The Company also repaid $2,500 of this note on April 13, 2011. The note was extended to December 31, 2016. On October 1, 2016, the balance of this note of $7,500 with its accrued interest in the amount of $6,533 was assigned to H.E. Capital S.A.

On November 15, 2012, we issued a promissory note to an individual in the amount of $170,000 at 8% interest. The note was extended to December 31, 2017. The Company used the funds to pay off the convertible notes held by Asher Enterprise, Inc. As of December 31, 2016 and 2015 the loan has an outstanding balance of $170,000 and accrued interest in the amount of $6,856 and $42,514 respectively. The accrued interest in the amount of $49,295 reported for the $170,000 on June 30, 2016 was converted into a new note dated July 1, 2016 with $0.50 per share conversion rights and accruing interest at 8%. The accrued interest on this new note on December 31, 2016 was $1,988. The $170,000 balance is not convertible only the $49,295 is convertible at $0.50 per share.

NOTE 5- LOAN PAYABLE – OTHER –CONVERTIBLE

On March 19, 2013, we issued a promissory note to an individual in the amount of $150,000 at 8% interest due on March 18, 2014. This note was extended to December 31, 2016. We used the funds for working capital. On December 1, 2016, this note with its accrued interest in the amount of $48,123 was converted into 396,246 shares of our common stock.

On May 18, 2015, we approved the Debt Assignment Agreement dated March 18, 2015 between H.E. Capital S.A. (HEC) and Valuecorp Trading Company. We also approved the Debt Settlement Agreement dated March 19, 2015 between the Company and Valuecorp Trading Company. We will issue 833,333 shares of common stock to Valuecorp Trading Company at $0.03 per share to satisfy $25,000 of the debt dated December 3, 2010. However, on June 8, 2015 Valuecorp only paid $12,500 of the assignment to HEC and a note was issued to Valuecorp in the amount of $12,500 and HEC letter of credit note was reduced by the same amount. It is approved for Valuecorp to receive only 416,667 shares of the Company’s common stock for the conversion of its $12,500 note when presented to the Company for conversion. This note was converted on December 7, 2016.

On May 16, 2016, we approved H.E. Capital S.A.’s (HEC) request to assign to a private company $200,000 of its Line of Credit Note. We approved the request and reduced HEC’s Line of Credit Note for that amount and record a new note. On July 19, 2016, the private company converted $100,000 of its note into 1,000,000 common shares of the Company’s stock. The note bears interest at 8%, is convertible at $0.10 per share and is due on December 31, 2016. The note was extended to December 31, 2017. As of December 31, 2016, the balance of this loan is $100,000 with accrued interest in the amount of $6,422.

On July 1, 216, we issued a convertible promissory note to an individual in the amount of $49,295 at 8% interest due on December 31, 2016. This note is convertible at $0.50 per share. This note was extended to December 31, 2017. This note represents the accrued interest on the $170,000 note we owe the individual. This note was generated at their request. On December 31, 2016, this note had accrued interest in the amount of $1,988.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

On August 16, 2016, we approved H.E. Capital S.A.’s (HEC) request to assign to an individual $10,000 of its Line of Credit Note. We approved the request and reduced HEC’s Line of Credit Note for that amount and record a new note. On August 16, 2016, the individual converted the $10,000 into 100,000 common shares of the Company’s stock.

The Company analyzed the conversion options in the convertible loan payables for derivative accounting consideration under ASC 815, Derivative and Hedging, and determines that the transactions do not qualify for derivative treatment. The Company then analyzed these convertible notes for Beneficial Conversion Features (BCF) and concluded there were no BCF on these loan payable convertible notes.

NOTE 6- SECURED DEBENTURES

On January 24, 2011, the Company entered into a series of securities purchase agreements with accredited investors (the “Investors”), pursuant to which the Company sold an aggregate of $380,000 in 12% secured debentures (the “Debentures”). Legend Securities, Inc. a broker dealer which is a member of FINRA, received a commission of $45,600 and 19,000 warrants at an exercise price of $0.40 in connection with the sale of the Debentures. The Debentures were initially due at the earlier of 6 months from the date of issuance or upon the Company receiving gross proceeds from subsequent financings in the aggregate amount of $1,000,000. The Debentures bear interest at the rate of 12% per annum, payable upon maturity. The Debentures are secured by the assets of the Company pursuant to security agreements entered into between the Company and the Investors. As a result of the 1 for 100 reverse common stock split on March 27, 2013, the warrants issued to Legend Securities, Inc. are exercisable for 190 common shares at a price of $40.00 per share. These warrants expired during the year ended December 31, 2016.

On February 2, 2012, the Company issued 10,001 shares of common stock valued at $30,000 to the Secured Debenture Holders for extending the maturity date of the debentures to September 24, 2012. The Company by direction of Legend Securities, Inc. also issued to the holders of the Secured Debentures five-year warrants to purchase 100,000 shares of common stock at an exercise price of $0.10 per share which said warrants were originally issued to certain employees of Legend Securities, Inc. per a previous Legend Agreement. The warrants were issued to the holders of the Secured Debentures simultaneously with the issuance of the above mentioned stock and were valued at $2,998. As a result of the 1 for 100 reverse common stock split on March 27, 2013, these warrants are exercisable for 1,000 common shares at a price of $10.00 per share. These warrants are set to expire on February 2, 2017.

The balance of these Debentures on December 31, 2016 and 2015 was $305,000. The accrued interest for the years ended December 31, 2016 and 2015 were $237,220 and $200,010 respectively. These notes are in negotiation for extension.

The Company entered into two new note agreements with Cenco Leasing Company during the second quarter of 2014 and these notes were secured by the assets of the Company and common stock of the Company. Both notes are for one year at 8% interest. The first note was issued on May 5, 2014 for $50,000 and the second note was issued on June 2, 2014 for $40,000. These notes were satisfied on January 30, 2015 in the Cenco licenses agreement. Please refer to the commitment note.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 7- STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 25,000,000 preferred shares of $0.001 par value stock authorized. The Company has no preferred stock issued and outstanding.

Common Stock

The Company has 250,000,000 common shares of $0.001 par value stock authorized. On December 31, 2016, we had 28,517,597 common shares outstanding as compared to 23,926,757 common shares outstanding on December 31, 2015.

Effective March 27, 2013, the Company effected a 100-for-1 reverse split of its common stock. The financial statements were adjusted to reflect the reverse stock split for all periods as of the first day of the first period presented.

Warrants

The Company uses the Black-Scholes option pricing model in valuing options and warrants. The inputs for the valuation analysis of the options and warrants include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price and the risk free interest rate. As of December 31, 2016 and 2015 total unrecognized compensation expense related to non-vested share-based compensation arrangements was $0.

The key inputs in determining grant date fair value are as follows:

	Period Ended December 31,
	2016	2015
Risk-free interest rate	1.28%	1.25%
Dividend yield	0.00%	0.00%
Expected volatility	276.00%	110.24%
Expected term (in years)	3.0	5.0
Weighted average grant date fair value of warrants granted during the period	$0.10	$0.10

The following table presents the warrant activity during 2016 and 2015:

		Weighted
		Average
	Warrants	Exercise Price
Outstanding - December 31, 2014	654,519	$0.24
Granted-Jan 1, 2015	3,000,000	$0.10
Granted-Feb 20, 2015	875,171	$0.08
Granted-Feb 24, 2015	875,171	$0.12
Exercisable as of December 31, 2015	3,012,800	$0.12
Outstanding - December 31, 2015	5,404,861	$0.10
Expired-Jan 24, 2016	(2,090)	$24.16
Granted-Feb 1, 2016	1,500,000	$0.10
Expired-Aug 1, 2016	(1,429)	$24.16
Granted-Aug 1, 2016	4,675,000	$0.10
Granted-Aug 28, 2016	1,860,000	$0.10
Granted-Aug 31, 2016	600,000	$0.10
Granted-Sept 2, 2016	1,380,000	$0.10
Granted-Sept 28, 2016	2,493,000	$0.10
Granted-Oct 7, 2016	1,000,000	$0.10
Granted-Nov 15, 2016	50,000	$0.50
Exercisable as of December 31, 2016	18,959,342	$0.10
Outstanding - December 31, 2016	18,959,342	$0.10

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

The weighted average remaining life of the outstanding common stock warrants as of December 31, 2016 and 2015 was 2.92 and 4.52 years. The aggregate intrinsic value of the outstanding common stock warrants as of December 31, 2016 and 2015 was $2,713,758 and $0 respectively.

Stock and Warrant issues during the year ended December 31, 2015:

Stock Issues:

●	we issued 1,500,000 common shares to a related party for a note conversion in the amount of $45,000.

●	we issued 1,298,325 common shares to convert $56,175 of accounts payable and accruals. There was a gain of $6,529 on the transactions.

●	we issued 3,625,000 common shares to a related party to convert $145,000 in accrued salary.

Warrant Issues:

●	we issued 1,500,000 common stock warrants to an engineer in January 2015. These warrants convert within 5 years of issuance @ $0.10 per warrant. 62,500 warrants vest monthly starting the month after issuance. There were 687,500 warrants fully vested at the end of the year. These warrants were valued at $34,926 at December 31, 2015 by the Black-Sholes method.

●	we issued 1,500,000 common stock warrants to a consultant in January 2015. These warrants convert within 5 years of issuance @ $0.10 per warrant. All of these warrants vest on February 1, 2016. These warrants were valued at $27,588 at December 31, 2015 by the Black-Sholes method.

●	we issued 875,171 common stock warrants to the engineer in February 2015. These warrants convert within 5 years of issuance @ $0.08 per warrant. 79,561 warrants vest monthly starting the month after issuance. There were 795,610 warrants fully vested at the end of the year. These warrants were valued at $36,766 at December 31, 2015 by the Black-Sholes method.

●	we issued 875,171 common stock warrants to an attorney, the warrants convert within 5 years of issuance @ $0.08 per warrant. 175,034 warrants vested when issued and 175,034 vested the next four months after issue date. These warrants were totally vested and valued at $46,189 at December 31, 2015 by the Black-Sholes method.

●	We issued 650,000 warrants in October of 2014 to an attorney, 390,000 of these warrants vested in 2014 and were valued at $59,011. The 260,000 remaining warrants vested in 2015 and were valued at $27,090 by the Black-Sholes method.

Stock and Warrant issues during the year ended December 31, 2016:

Stock Issues:

●	we issued 1,000,000 common shares in July at $0.10 a share to settle a note in the amount of $100,000. There was a loss of $50,000 on this conversion.

●	we issued 820,721 common shares in August to settle $52,905 of debt including which, 720,721 shares were issued to a related party H.E. Capital. There was a loss of $76,870 on the conversion.

●	we issued 125,000 common shares in August for consulting services valued at $18,750.

●	we issued 439,070 common shares in December to convert $229,535 of accounts payable. There was a gain of $102,249 on the transactions.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

●	we issued 693,636 common shares during October 2016-December 2016 for consulting services valued at $153,143.

●	we issued 650,000 common shares in December for future consulting services valued at $188,435 and recorded as prepaid expenses which is being amortized over six months.

●	we issued 862,413 common shares in December to settle $162,500 of debt and $49,608 of accrued interest. There was a loss of $42,661 on the conversion.

Warrant Issues:

●	we issued 1,500,000 common stock warrants in February for services rendered valued at $30,000 by the Black-Sholes method. These warrants were fully vested and have an exercise price of $0.10 per share, and expire on February 1, 2021.

●	we had 3,519 common stock warrants expire in July 2016.

●	we issued an aggregate of 3,675,000 common stock warrants in August including which 2,000,000 warrants were issued to Chris Bowers, the current CEO, for providing lines of credit and for services rendered and 1,500,000 warrants were issued to other related parties; HE Capital received 1,250,000 warrants for services rendered and Wayne Leggett received 250,000 warrants for services rendered. The rest of the warrants were also issued to entities for services rendered. All of the warrants issued were valued at $584,289 by the Black-Sholes method. All of these warrants were fully vested. 3,625,000 of these warrants have an exercise price of $0.10 per share, and expire on December 31, 2019. 50,000 of these warrants have an exercise price of $0.50 per share, and expire on August 15, 2019.

●	we issued 1,000,000 common stock warrants in August to Gary DeLaurentiis, our former CEO and a related party, for his service as a director in 2016. These warrants were valued at $148,952 by the Black-Sholes method. These warrants were fully vested and have an exercise price of $0.10 per share, and expire on December 31, 2019.

●	we issued an aggregate of 3,840,000 common stock warrants during August and September to a total of five current and former employees settle $2,154,135 in accrued and unpaid salary. This included 600,000 warrants to Gary DeLaurentiis for $417,100 in accrued and unpaid salary. These warrants were fully vested and have an exercise price of $0.10 per share, and expire on December 31, 2019.

●	we issued 1,050,000 common stock warrants in October and November for services rendered valued at $168,722 by the Black-Sholes method. 50,000 of these warrants were fully vested when issued and have an exercise price of $0.50 per warrant expiring on November 15, 2019. The remaining warrants in the amount of 1,000,000 were fully vested when issued and have an exercise price of $0.10 per warrant expiring on December 31, 2019.

A recap of our common shares issued for the year ended December 31, 2016; we issued 818,636 common shares for services rendered valued at $171,892 and we issued 2,683,134 common shares to convert $315,405 of debt and $49,608 of accrued interest. We issued 439,070 common shares to convert $229,535 of accounts payable. We also issued 650,000 common shares for future consulting services valued at $188,435 and recorded as prepaid expenses.

A recap of our common stock warrants issued for the year ended December 31, 2016; we issued 6,225,000 warrants for services valued at $783,011. Of this amount Chris Bowers our new CEO received 2,000,000 for making loans to the Company and providing services in the capacity as a financial consultant. These warrants were valued at $300,000. Gary DeLaurentiis, our former CEO, received 1,000,000 for services as a director valued at $148,952. Other related parties received 1,500,000 valued at $225,000. We also issued 3,840,000 warrants to convert $2,154,135 in accrued salaries to former and current employees which included $417,100 accrued salary to Gary DeLaurentiis our former CEO. Mr. DeLaurentiis received 600,000 warrants valued at $59,266.

Smart Fuel Solutions, Inc. (SFS) issued 2,493,000 warrants on September 28, 2016 for services rendered in the amount of $249,300. 1,568,000 of these warrants were to related parties. We included $2,730 of this amount in our general and administrative expenses as a result of our consolidating SFS operations on December 31, 2016.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

Note 8 Related Party Transactions

On July 17, 2015, the Company issued 1,500,000 common shares to a related party for a note conversion in the amount of $45,000.

On July 20, 2015, the Company issued 3,625,000 common shares to a related party to convert $145,000 in accrued salary.

On August 1, 2016, we issued warrants valued at $148,952 to purchase 1,000,000 shares of the Company’s common stock to our then CEO for his service as a director in 2016.

On August 1, 2016, we issued warrants valued at $300,000 to purchase 2,000,000 shares of the Company’s common stock to Chris Bowers our now current CEO for providing the credit line and services rendered as a financial consultant. Chris Bowers became our new CEO and board member on December 12, 2016.

On August 31, 2016, we issued warrants to purchase 600,000 shares of the Company’s common stock to Gary DeLaurentiis, our then CEO for him converting $417,100 of his accrued salary. The warrants had a fair value of $59,266. The Company recorded the gain on conversion of $357,734 as additional paid in capital.

On September 30, 2016, we were carrying in accounts payable $917 payable to our CEO for business expenses. The payable was paid in full during the fourth quarter ended December 31, 2016.

For the year ended December 31, 2016, we have issued 1,250,000 warrants to related parties for services valued at $187,500. 2,000,000 warrants were issued to our new CEO for loans to the Company and for services as a financial consultant. We also issued 3,240,000 warrants to convert $1,737,032 in accrued salaries to former and current employees. The fair value was $393,505, the Company record a gain on settlement of $1,351,502 the gain was recognized as additional paid in capital.

The Company’s offices are currently located at 14699 Holman Mtn Rd, Jamestown, CA 95327. The space is provided by the Chairman of the Company at no cost.

Note 9- Asset Acquisition

On September 28, 2016 we received 17,000,000 shares of common stock of Smart Fuel Solutions, Inc. (Smart Fuel Solutions), a Florida Corporation formed on November 20, 2015. We received the shares in exchange for providing technology for use in the US and $53,710 decrease in Smart Fuel liability to us. Our affiliate, Black Lion Oil Limited, received 3,000,000 shares of Smart Fuel on the same date for granting licenses to use the Green EnviroTech technology in countries outside the US. Smart Fuel Solutions also issued on September 28, 2016 600,000 shares to an individual for an equity injection of $600,000. Smart Fuel Solutions is a staffed service corporation working with the Company to undertake operational responsibilities, research and development, engineering, and development of operational facilities. Smart Fuel Solutions will provide the staffing, maintenance and management of the facilities. Smart Fuel Solutions will also secure feedstock for, and sell the end products from, the Processing Plants and Finishing Plants. On September 28, 2016 we received our shares from Smart Fuel Solutions which represents the majority of the outstanding shares of Smart Fuel Solutions.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

As on September 28, 2016, the date of the Company’s acquisition of its interest in Smart Fuel Solutions, Inc. (Smart Fuel), it was determined the acquisition of the Smart Fuel met the criteria for the acquisition of assets under FASB ASC 805-50. Therefore, we recorded the acquisition as the purchase of equipment.

The combined result of the Company’s operations with Smart Fuel Solutions, Inc. is part of the Company’s combined proforma financials as if the acquisition had been completed as of the beginning of the reporting period. Adjustments were made to eliminate any inter-company transactions in the periods presented.

NOTE 10- PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Availability of loss usage is also subject to audit by the Internal Revenue Service (IRS). The IRS, when they do audits, normally go back three years, but this can be extended three more years if it can be proven income was understated by 25% or more. Years from 2012 through 2015 remain subject to review by the IRS.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

Net Deferred Tax Assets consisted of the following components as of December 31, 2016 and 2015:

Deferred Tax Assets:	2016	2015

NOL Carryover Tax Advantage	$3,792,000	$3,479,500
Valuation allowance	(3,792,000)	(3,479,500)

	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal Income tax rate to pretax income from continuing operations for the years ended December 31, 2016 and 2015.

At December 31, 2016, the Company had a net operating loss carry forward in the amount of approximately $11,153,000 available to offset future taxable income through 2036. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 11- COMMITMENTS

During 2013, the Company entered into an agreement with Black Lion Oil Limited (Black Lion) whose primary focus is on emerging energy technology with broad applications. Under the agreement, the Company granted to Black Lion exclusive rights to the “waste to oil” process in specific territories outside of the United States. In return Black Lion paid $100,000 in cash to the Company as a fee and agreed to pay the Company royalties amounting to ten percent (5.0%) of Black Lion’s gross sales. The Company used the fee for working capital. As of December 31, 2016, Black Lion has not opened its first plant.

On June 1, 2013 the Company signed a three-year lease for office space and opened its corporate offices in Oakdale, CA. The office was staffed by the CEO, COO and two office personnel. The office space was approximately 3,300 sq. ft. The lease calls for lease payments in the amount of $3,300 per month the first year, $3,738 per month the 2nd year and $3,841 per month the 3rd year. The Company negotiated with the landlord during the third quarter of 2015 for the landlord to accept stock as settlement to let the Company out of its office lease. The Company issued to the landlord 1,233,031 common shares to settle $45,075 in obligations. The Company’s offices are currently located at 14699 Holman Mtn Rd, Jamestown, CA 95327. The space is provided by the Chairman of the Company at no cost.

The Company on September 30, 2014 settled a claim in New York courts from a vendor for unpaid fees, MicroCap vs Green EnviroTech, by agreeing to deliver 25,000 shares a month for six months to the plaintiff. All the shares were delivered. On or about June 18, 2015, Microcap asked the court for a judgment alleging a default of the stipulation of settlement. Microcap’s position was that what was delivered was unsellable as the Company had not made timely filings of its Securities and Exchange Commission filings. Presently, the Company is current with all of its filings with the SEC. The Company filed a Statement in opposition on June 23, 2015. On June 29, 2015, the Court entered a judgment in the amount of $42,111 in favor of Microcap. The Company recorded the judgment as a liability as of December 31, 2016 and December 31, 2015.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

On January 30, 2015, we entered into a license agreement with Cenco Leasing Company, Inc. (Cenco) wherein the Company has given exclusive license rights to Cenco for the states of California, Oklahoma, Kansas, Arkansas, Nebraska, Missouri, Colorado, North Dakota, South Dakota, Iowa, New Mexico, Nevada, Utah and the entire country of Mexico. The agreement gives exclusive rights to Cenco to utilize certain technology of the Company to design, construct, own and operate pyrolysis and refining plants in the above defined territories. The agreement calls for Cenco over certain periods of time as detailed in the agreement to construct plants in these territories. The agreement also calls for Cenco to pay royalties from the revenues generated from these plants. Such royalties in some states are calculated at a three percent (3%) rate and other states at a five and one half percent (5.5%). As part of the agreement, the two notes to Cenco in the amount of $90,000 with accrued interest in the amount of $5,028 were returned to us. Cenco also paid us an additional $25,000 as a license fee for another state. The total amount of $120,028 was recorded in the statement of operations as a territorial license fee during the 12 months ended December 31, 2015.

On May 13, 2015, we agreed with EraStar, one of our vendors, to resolve the outstanding balance of $120,000 owed to EraStar by us for an amount of $20,000 or issue 20,000 free trading shares on or before December 30, 2015. The due date for the issue of the free trading shares was extended to December 31, 2016. On October 1, 2015, the Company and EraStar agreed to an amendment to the May 13, 2015 Settlement Agreement wherein 350,000 shares currently issued to EraStar for services, GETH may cancel and reissue a total of 370,000 shares to EraStar or assigns as directed for full consideration of contractual obligations. On December 1, 2016, the Company settled with the vendor by issuing 20,000 shares of the Company’s common stock.

On July 1, 2015, we accepted a 98% interest in a California Limited Liability Company which will operate as a partnership. We previously owned 1% of the LLC, but will now own 99%. The Company’s CEO previously owned 99%, but will now retain 1% ownership. The purpose of the LLC is for future operational purposes. To date there are no operating activities in the LLC. This Limited Liability Company was finalized on December 31, 2016 with no operational activity.

On July 14, 2016, we received the Process Certification for our GEN 1 End of Life Tire Processing Solution from BHP Engineering & Construction, L.P.

NOTE 12- SUBSEQUENT EVENTS

On January 12, 2017, we appointed Mr. Chris Smith, 47, to serve as a member of our Board of Directors. Mr. Smith was a principal of HE Capital S.A. upon its founding in 2000 until he resigned in 2014, but remains as a consultant. He is a licensed financial consultant to an international clientele and is on the Board of Black Lion Oil Ltd.

On January 25, 2017, we issued 100,000 restricted common shares valued at $21,400 for services rendered.

On January 31, 2017, we received the final installment of $100,000 from the $500,000 LOC2 we have with Chris Bowers our CEO. The funds were used for working capital.

On February 9, 2017, we established GETH CFP, Inc., a wholly owned subsidiary, formed in Delaware. This subsidiary will be our new carbon finishing plant to be located in Ohio.

On February 22, 2017, we approved the debt conversion request from H. E. Capital to convert $175,000 of our debt to H. E. Capital into 1,750,000 shares of our common stock at $0.10 per share. On March 8, 2017, at the request of H. E. Capital, we vacated the original agreement to convert $175,000 of our debt to H. E. Capital and entered into a new debt conversion agreement in the amount of $130,000 to convert 1,300,000 shares of our common stock at $0.10 per share. As of the date of this filing, the shares have not been issued by the transfer agent.

On March 3, 2017, we approved a new working capital loan with Chris Bowers in the amount up to $150,000 at 8% due December 31, 2017. The note has conversion rights into our common shares at $0.10 per share. On March 8, 2017, we received $100,000 of this loan. To date the remaining balance of $50,000 has not been received.

On March 29, 2017, we entered into a lease and working capital credit facility with Caliber Capital & Leasing LLC and its assignee, Real Estate Acquisition Development Sales, LLC (“READS”). Under the agreements, READS is providing an initial commitment of up to $2.5 million for the construction of our first processing line in our centralized Carbon Finishing Plant in Ohio. The loan is dated for April 4, 2017 and to date we have not received our first draw.

On March 29, 2017, we also signed the Master Equipment and Building Related Lease Agreement. The lease will have an initial term of seven years, after which we will have the option to purchase the facility from READS or renew the lease under the same terms. The commencement date is April 4, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENVIROTECH HOLDINGS, CORP.

Date: April 6, 2017	By:	/s/ Chris Bowers
Chris Bowers
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chris Bowers		April 6, 2017
Chris Bowers	Principal Executive Officer and Director

/s/ Gary De Laurentiis		April 6, 2017
Gary De Laurentiis	Principal Financial and Accounting Officer and Director

/s/ Christopher R. Smith		April 6, 2017
Christopher R. Smith	Director

25