Form 10-Q
period 2017-03-31
GREEN ENVIROTECH HOLDINGS CORP.
filed 2017-05-15
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-54395

GREEN ENVIROTECH HOLDINGS CORP.
(Exact name of registrant as specified in its charter)

DELAWARE	32-0218005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14699 Holman Mtn Rd., Jamestown, CA 95327	95361
(Address of principal executive offices)	(Zip Code)

(209) 848-3523
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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company[X] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date; 29,917,597 shares  of common stock are issued and outstanding as of May 15, 2017.

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

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31, 2017	December 31, 2016
ASSETS

CURRENT ASSETS
Cash	$14,069	$94,664
Deposits	38,012	38,012
Prepaid expenses	75,052	177,169
Other current assets	2,284	2,284
Total current assets	129,417	312,129

OTHER ASSETS
Carbon equipment , not in use	459,935	459,935
Construction in progress	324,489	262,980
Total other assets	784,424	722,915

TOTAL ASSETS	$913,841	$1,035,044

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$745,956	$630,719
Accrued expenses	411,341	382,715
Secured debentures payable	305,000	305,000
Loan payable-related party-convertible	1,627,761	1,433,937
Loan payable-other-convertible	149,295	149,295
Loan payable-other-non-convertible	170,000	170,000
Total current liabilities	3,409,353	3,071,666

TOTAL LIABILITIES	3,409,353	3,071,666

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 28,617,597 and 28,517,597 shares issued and outstanding	28,618	28,518
Additional paid in capital	20,997,159	20,799,102
Accumulated deficit	(23,424,557)	(22,818,208)
Total GreenEnvirotech Holdings Corp. Stockholders’ deficit	(2,398,780)	(1,990,588)
Noncontrolling interest	(96,732)	(46,034)
Total stockholders’ deficit	(2,495,512)	(2,036,622)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$913,841	$1,035,044

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	THREE MONTHS ENDED	THREE MONTHS ENDED
	March 31, 2017	March 31, 2016

OPERATING EXPENSES
Wages and professional fees	$417,176	$153,796
General and administrative	152,121	20,068
Total operating expenses	569,297	173,864

Loss from operations	(569,297)	(173,864)

OTHER EXPENSES
Interest expense	(87,750)	(22,461)
Total other expenses	(87,750)	(22,461)

NET LOSS	(657,047)	(196,325)

Loss attributable to noncontrolling interest	(50,698)	-

Loss attributable to controlling interest	$(606,349)	$(196,325)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	28,589,819	23,926,757

NET LOSS PER COMMON SHARE-BASIC AND DILUTED	$(0.02)	$(0.01)

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

UNAUDITED

	THREE MONTHS ENDED	THREE MONTHS ENDED
	MARCH 31, 2017	MARCH 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(657,047)	$(196,325)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	20,000	-
Amortization of debt discount	29,124	-
Debt increase as a result of a consulting agreement	-	15,000
Warrants issued for services	142,857	51,156

Change in assets and liabilities
Decrease in deposits and other current assets	102,117	-
Increase in accounts payable and accrued expenses	143,863	112,252
Net cash used in operating activities	(219,086)	(17,917)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in Progress	(61,509)	-
Net cash used in investing activities	(61,509)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from loan payable - other	-	144,000
Debt transferred out due to assignment	-	(134,000)
Loan payable-related party-convertible notes	200,000	-
Net cash provided by financing activities	200,000	10,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(80,595)	(7,917)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	94,664	8,076

CASH AND CASH EQUIVALENTS - END OF PERIOD	$14,069	$159

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$30,000	$-
Income Taxes	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Debt discount from convertible loan payable	$35,300	$-

The accompanying notes are an integral part of these unaudited interim consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation and Accounting Policies:

The unaudited interim consolidated financial statements include the accounts of our Company and our new subsidiary, Smart Fuel Solutions, Inc. On September 28, 2016, the Company acquired a controlling interest in Smart Fuel Solutions, Inc., (Smart Fuel) a Florida Corporation, established and staffed as a service company. Smart Fuel will undertake and/or assist with the operational responsibilities of the Company. Our management will continue to focus on business development as its major priority. We will utilize Smart Fuel’s abilities to assist us with management, engineering and development of proposed plant projects and promotion of the Company. The ownership interest in Smart Fuel, held by third parties, are presented in the consolidated balance sheet within the equity section as a line item identified as “non-controlling interest”, separate from the parent’s equity. All significant inter-company balances and transactions have been eliminated in the consolidation.

The unaudited interim consolidated financial statements also include our new wholly owned subsidiary, GETH CFP, Inc. (CFP). CFP is a Delaware Corporation formed on February 9, 2017 for the purpose of handling and upgrading both third party carbon black and the carbon black produced by our GEN 1 End of Life Tire Processing Plants. We acquired a Carbon Black Finishing System last year for installation in our Centralized Carbon Black Finishing Plant located in Ohio. The equipment is being relocated and installed with the assistance of GETH’s strategic partners, under a master services agreement that covers all of the GETH plants. The Ohio site is being provided by the Lawrence County Economic Development Corporation as part of its mission to bring jobs back to that part of Ohio.

The unaudited interim consolidated financial Statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2016 and 2015 audited financial statements included in Form 10-K and should be read in conjunction with the notes to the financial statements which appear in that report.

The preparation of these unaudited interim consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including related intangible assets, income taxes, insurance obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other resources. Actual results may differ from these estimates under different assumptions or conditions.

In the opinion of management, the information furnished in these unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three months ended March 31, 2017 and 2016. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 Going Concern

These unaudited interim consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. For the three months ended March 31, 2017, we had a net loss. We also have a working capital deficit. We have accumulated a deficit since inception. These factors raise substantial doubt about our ability to continue as a going concern.

These unaudited interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from a future uncertainty. The Company plans to mitigate going concern include converting its debt into equity and raise capital through loans and new equity.

Note 3 Construction in Progress

During the first quarter ended March 31, 2017, the Company added approximately $61,000 in construction in progress when it started development of its Ohio carbon finishing plant. This brings the total construction in progress to $324,489 at three months ended March 31, 2017.

Note 4 Loan Payable – Related Party and Convertible

On March 3, 2017, we approved a new working capital line of credit loan with our CEO, Chris Bowers in the amount up to $150,000 at 8% due December 31, 2017. The note has conversion rights into our common shares at $0.10 per share. On March 8, 2017, we received $100,000 of this loan. To date the remaining balance of $50,000 has not been received. For the three months ended March 31, 2017, this note had accrued interest in the amount of $525. The Company evaluated this convertible LOC for Beneficial Conversion Features (BCF) and concluded that the LOC incurred a Beneficial Conversion Features (BCF) when it was issued on March 3, 2017. The BCF resulted in a debt discount in the amount of $35,300 of which $2,724 was amortized for the three months ended March 31, 2017 leaving a balance of $32,576 to be amortized going forward.

(LOC) in the amount of $500,000 from our new CEO Chris Bowers. On November 14, 2016, we accepted a second Line of Credit (LOC) in the amount of $500,000 from our CEO. The Company received $100,000 on January 31, 2017 which represented the balance on the second LOC. As of the March 31, 2017, these two LOCs had an outstanding balance in the amount of $1,000,000 with no accrued interest. These LOCs accrue interest at the rate of 1% per month based upon $1,000,000 total balance. We have been paying $10,000 per month in interest on the two LOCs. The due date of the two loans is December 31, 2017. The funds were used for working capital of the Company. The first LOC has two Addendums attached to it. Addendum A clarifies debt conversion rights attached to the LOC at $0.20 per share of common stock. Addendum B clarifies other rights attached to the LOC. These other rights are numbered below. (The second LOC has the same rights as that of the first LOC). These certain other rights in Addendum B provide for the following:

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

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluated these convertible LOCs for Beneficial Conversion Features (BCF) and concluded that the second LOC incurred a Beneficial Conversion Features (BCF) when it was issued on November 14, 2016. The BCF resulted in a debt discount in the amount of $105,600 of which $8,800 was amortized for the year ended December 31, 2016. $26,400 was amortized for the three months ended March 31, 2017 leaving a balance of $70,400 to be amortized going forward. There was no BCF on the remaining $100,000 drawn from the second LOC during the three months ended March 31, 2017.

On February 1, 2016, we issued an 8%, $134,000 Note Payable to our now, new CEO Chris Bowers for funds received. These funds were issued to Smart Fuel Solutions, Inc. (SFS) for a promissory note for the same amount at eight percent (8%). The funds were intended for the working capital needs of Smart Fuel Solutions. On September 28, 2016, we acquired controlling interest in SFS and assumed the note. The note is convertible at $0.50 per share and is due on December 31, 2017. As of March 31, 2017, the accrued interest on this note was $7,247.

We have an unsecured line of credit with H. E. Capital, S. A., a related party. The line of credit accrues interest at the rate of 8% per annum. The due date of the line of credit has been extended to December 31, 2017. Balance of the line of credit at March 31, 2017 was $496,737 with accrued interest in the amount of $135,560. We had an agreement with H.E. Capital wherein we paid $5,000 monthly for financial services. As of December 31, 2016, this agreement is no longer in effect. H. E. Capital had no activity for the three months ended March 31, 2017. However, H. E. Capital converted $130,000 of its debt into 1,300,000 shares of our common stock on April 3, 2017 at a $0.10 conversion rate (see Note 11). A schedule of the H. E. Capital loan activity with us for the three months ended March 31, 2017 and for the year ended December 31, 2016 is as follows:

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

H. E. Capital S.A. transactions for 2017	March 31, 2017	December 31, 2016

Beginning Balance	$496,737	$241,582
Proceeds	-	352,000
Reclassification from accounts payable & accruals	-	76,060
Consulting fees	-	60,000
Assignments	-	(190,000)
Non-cash conversions to stock	-	(42,905)

Ending Balance	$496,737	$496,737

Note 5 Secured Debentures

On January 24, 2011, we entered into a series of securities purchase agreements with accredited investors pursuant to which we sold an aggregate of $380,000 in 12% secured debentures. The Debentures are secured by the assets of the Company pursuant to security agreements entered into between us and the investors. As of March 31, 2017 these secured debentures have an outstanding balance of $305,000 and accrued interest in the amount of $246,370. These debentures are in default and the Company is in negotiations with the holders for extensions.

Note 6 Loan Payable – Other and Convertible

On May 16, 2016, we approved H.E. Capital S.A.’s (HEC) request to assign to a private company $200,000 of its Line of Credit Note. We approved the request and reduced HEC’s Line of Credit Note for that amount and record a new note. On July 19, 2016, the private company converted $100,000 of its note into 1,000,000 common shares of the Company’s stock. The note is due December 31, 2017. As of March 31, 2017, the note balance is $100,000 with accrued interest in the amount of $8,395.

On July 1, 2016, we issued a note to a private individual in the amount of $49,295. This note is convertible at $0.50 per share and accrues interest at 8%. The note is due December 31, 2017. As of March 31, 2017, this note had accrued interest in the amount of $2,960.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 Loan Payable – Other and Non-Convertible

On November 16, 2012, we issued a note to a private individual in the amount of $170,000 with interest accruing at 8% per annum. This note has been extended to December 31, 2017. As of March 31, 2017, the accrued interest was $10,284.

Note 8 Commitments

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

Note 9 Equity

Common Stock

We have 250,000,000 common shares of $0.001 par value stock authorized. On December 31, 2016, we had 28,517,597 common shares outstanding. As of March 31, 2017, we had 28,617,597 common shares outstanding.

On January 15, 2017, we issued 100,000 common shares for consulting services valued at $20,000.

Warrants

On February 8, 2017, 1,000 common stock warrants, with an exercise price of $10 per share, expired.

On January 9, 2017 our subsidiary, Smart Fuel Solutions, Inc., issued 150,000 warrants to each of its four directors. These warrants were valued at $142,857 using the Black-Sholes option pricing model. These warrants are convertible into common shares of the Company. The grant date fair value calculation included the following inputs: three year US Treasury note interest rate of 1.48%, dividend yield of 0, expected volatility of 289% and the expected term of three years. These warrants were fully vested and have an exercise price of $0.10 per share, and expire on December 31, 2019.

The weighted average exercise price is $0.10, the average term is 2.84 years and the intrinsic value is calculated to be $1,136,349.

.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 Related Party Transactions

We have an unsecured line of credit with H. E. Capital, S. A., a related party. The line of credit accrues interest at the rate of 8% per annum. The due date of the line of credit has been extended to December 31, 2017. Balance of the line of credit at March 31, 2017 was $496,737 with accrued interest in the amount of $135,560. This line of credit has $0.10 per share of common stock conversion feature. We had an agreement with H.E. Capital wherein we paid $5,000 monthly for financial services. As of December 31, 2016, this agreement is no longer in effect. H. E. Capital had no activity for the three months ended March 31, 2017.

On August 15, 2016, we accepted a Line of Credit (LOC) in the amount of $500,000 from our new CEO Chris Bowers. On November 14, 2016, we accepted a second Line of Credit (LOC) in the amount of $500,000 from our CEO. As of the December 31, 2016, these two LOCs had an outstanding balance in the amount of $900,000 with no accrued interest. These LOCs accrue interest at the rate of 1% per month based upon $1,000,000 total balance. We have been paying $10,000 per month in interest on the two LOCs. The due date of the two loans is December 31, 2017. The funds were used for working capital for the Company. The first LOC has two Addendums attached to it. Addendum A clarifies debt conversion rights attached to the LOC at $0.20 per share of common stock. Addendum B clarifies other rights attached to the LOC. The Company received $100,000 on January 31, 2017 which represented the balance of the LOC2. There was no BCF on the balance of the LOC2. These other rights are numbered below. (The second LOC has the same rights as that of the first LOC).

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

The Company evaluated these convertible LOCs for Beneficial Conversion Features (BCF) and concluded that the second LOC incurred a Beneficial Conversion Features (BCF) when it was issued on November 14, 2016. The BCF resulted in a debt discount in the amount of $105,600 of which $8,800 was amortized for the year ended December 31, 2016. $26,400 was amortized for the three months ended March 31, 2017 leaving a balance of $70,400 to be amortized going forward.

On February 1, 2016, we issued an 8%, $134,000 Note Payable to our now, new CEO Chris Bowers for funds received. This note has been extended to December 31, 2017.The note is convertible at $0.50 per share. As of March 31, 2017, the accrued interest on this note was $7,247.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On March 3, 2017, we approved a new working capital loan with our CEO, Chris Bowers in the amount up to $150,000 at 8% due December 31, 2017. The note has conversion rights into our common shares at $0.10 per share. On March 8, 2017, we received $100,000 of this loan. To date we have not requested the remaining balance of $50,000. For the three months ended March 31, 2017, this note had accrued interest in the amount of $525. The Company evaluated this convertible LOC for Beneficial Conversion Features (BCF) and concluded that the LOC incurred a Beneficial Conversion Features (BCF) when it was issued on March 3, 2017. The BCF resulted in a debt discount in the amount of $35,300 of which $2,724 was amortized for the three months ended March 31, 2017 leaving a balance of $32,576 to be amortized going forward.

On January 9, 2017 our subsidiary, Smart Fuel Solutions, Inc., issued 150,000 warrants to each of its four directors. These warrants were valued at $142,857 by the Black-Sholes method. These warrants are convertible into common shares of the Company. The grant date fair value calculation included the three year US Treasury note interest rate of 1.48%, dividend yield of 0, expected volatility of 289% and the expected term of three years. These warrants were fully vested and have an exercise price of $0.10 per share of the Company’s common stock, and expire on December 31, 2019.

Note 11 Subsequent Events

On May 5, 2017 (“Issue Date”), we issued a note in the amount of $77,500 to Auctus Fund LLC. The note has an interest rate of 10% and is due February 5, 2018. The note can be prepaid any time during the period beginning on the Issue Date and ending on the date which is ninety (90) days following the Issue Date at 125% of the unpaid principal balance including interest. The note can be prepaid at any time during the period beginning the day which is ninety one (91) days following the Issue Date and ending on the date which is one hundred eighty (180) days following the Issue Date at 135% of the unpaid principal balance plus interest. After the expiration of one hundred eighty (180) days following the date of the note, the Company shall have no right of prepayment. The note has a variable conversion price feature per the agreement which starts on August 5, 2017. The conversion price shall equal the lesser of (i) the average of the two (2) lowest trading prices during the previous twenty-five (25) trading day period ending on the latest complete trading day prior to the date of the note and (ii) the variable conversion price. The variable conversion price shall mean 55% multiplied by the market price, representing a discount rate of 45%. Market price means the average of the two (2) lowest trading prices for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date.

On April 12, 2017, we received a note in the amount of $100,000 from a third party. The note has an interest rate of 8% and is due on April 11, 2018. The note has a variable conversion price feature per the agreement, in which, the note is convertible at $0.20 or if the stock price is below $0.20 per share at conversion, the lender can convert at a 15% discount on stock price.

On April 11, 2017, our wholly owned subsidiary GETH CFP, Inc. signed a 10 year lease with the Lawrence Economic Development Corporation of Lawrence County, Ohio for the lease of 11,200 sq. ft. of manufacturing space for our carbon finishing plant in Ohio. The lease has a start date of June 1, 2017 and runs to June 1, 2027. The lease has three, five year extensions. Monthly lease payments amount to $3,733 on the original term and will increase to $4,200 per month starting on the second extension.

On April 3, 2017, we issued 1,300,000 common shares to H. E. Capital, a related party, to settle $30,000 of debt and $100,000 of accrued interest as stated in the debt settlement agreement.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2017 and March 31, 2016. You should refer to the Financial Statements and related notes in conjunction with this discussion.

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

Our first market will be to process end of life tires, starting in the USA. Our GEN 1 End of Life Tire Processing Solution is ready for deployment and we have secured a $100 Million project finance facility that will be used to build a Carbon Finishing Plant (CFP) in Ohio. Our plans include building two, GEN 1, End of Life Tire Processing Plants, in Texas. When fully operational in early 2019, we believe that these plants will process 100,000 tons per year of end of life tires and generate more than $40 Million of annual revenue.

Our goal over the next five years (by 2022) is to be processing 25% of the end of life tire feedstock in the USA, which will generate more than $200 Million in annual revenues, making GETH the market leader in the USA. In order to keep up with our five year building program, our plan is to commission numerous tire processing plants in a number of strategic locations throughout the country. With our expansion program, we plan on constructing additional finishing lines at our central Carbon Finishing Plant in Ohio. Achieving our goal will mean that over 800,000 tons of end-of-life tires will be diverted from landfills. We see our expansion program creating hundreds of jobs, often in areas of low employment opportunity.

Recent Developments

We continue to be in investment mode; we anticipate these investments will generate revenues beginning in 2017 increasing in 2018.

Management intends to finance operating costs over the next twelve months with revenues generated in 2017, credit lines, loans and/or private placement of common stock.

On April 11, 2017, our wholly owned subsidiary GETH CFP, Inc. signed a 10 year lease with the Lawrence Economic Development Corporation of Lawrence County, Ohio for the lease of 11,200 sq. ft. of manufacturing space for our carbon finishing plant in Ohio. The lease has a start date of June 1, 2017 and runs to June 1, 2027. The lease has three five-year extensions. The lease is $4.00 a sq. ft. with payments in the amount of $3,733 per month. The second extension is at $4.50 a sq. ft. with payments in the amount of $4,200 per month.

On March 29, 2017, Green EnviroTech Holdings Corp. entered into a lease and working capital credit facility with Caliber Capital & Leasing LLC and its assignee, Real Estate Acquisition Development Sales, LLC (“READS”). Under this agreement, READS is providing an initial commitment of up to $2.5 million for the construction of the Company’s first processing line in its centralized Carbon Finishing Plant in Ohio. Work commenced on April 4, 2017.

On March 29, 2017, we also signed the Master Equipment and Building Related Lease Agreement. The agreement provides for up to $97.5 million in financing, subject to successful due diligence and underwriting, to be used for construction of additional facilities in the USA. The lease will have an initial term of seven years, after which we will have the option to purchase the facility from READS or renew the lease under the same terms. The purchase option requires an appraisal with the final purchase price being at Fair Market Value based upon the appraisal. The commencement date was April 4, 2017. As of this filing, we have not received funding from the facility.

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

In 2016, we turned a corner as we perfected our first generation End of Life Tire Processing Solution that is financially viable and ready for deployment. The last 12 months have been focused on completing all of the complementary steps that are required to make a project fundable, securing partners who can help to deploy our solutions, and engaging with funding institutions financing projects in the USA and around the world.

We received $1,280,500 in working capital in 2016. This working capital afforded us the ability to:

●	Secure a process certification for our Generation One (Gen 1) End of Life Tire Processing Solution

●	Build a pipeline of End of Life Tire Processing projects

●	Acquire carbon equipment at an extremely discounted price. This equipment will be used in our first Carbon Black Finishing Plant to be built in Ohio.

●	Build a bench scale Processing Module and open our own testing lab in order to further test the end products generated by our Gen 1 End of Life Tire Processing Technology, particularly the oil and carbon black.

On December 12, 2016, we appointed Chris Bowers to the Board and appointed him as our new President and Chief Executive Officer. Gary DeLaurentiis became our Secretary Treasurer and Executive Vice President of Business Development. Mr. DeLaurentiis also remained our Chairman and Chief Financial Officer.

On October 10, 2016, we announced we had entered into an agreement with Schneider Electric, a global specialist in energy management and automation. Under the terms of the agreement, Schneider Electric will serve as a strategic partner to us, providing complete electrical and automation services and solutions, including design and installation services, Square D electrical gear and Modicon M580 programmable automation controller (ePAC) platform. Schneider Electric develops connected technologies and solutions to manage energy and process in ways that are safe, reliable, efficient and sustainable

In September 2016, the Company received a process performance certification for their Generation 1 (Gen 1) end of life Tire Processing Solution from BHP Engineering & Construction LP. The Company can now secure financing for projects that will recycle end of life tires anywhere in the world. We look forward to being able to announce in the near future we have installed and been commissioned to operate a Gen1 end of life tire processing plant.

On September 28, 2016 we established controlling interest in Smart Fuel Solutions, Inc. (Smart Fuel) when we received 17,000,000 shares of their common stock. Smart Fuel is a Florida Corporation formed on November 20, 2015. We received the shares in exchange for providing the technology and $53,710 for operating capital. Smart Fuel is a staffed service corporation working with the Company to undertake operational responsibilities, research and development, engineering, and development of operational facilities. Smart Fuel will provide the staffing, maintenance and management of the facilities. Smart Fuel will also provide the outlet for these facilities’ feed stock as well as the advertising and marketing programs for the facilities multitude of products.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2016 and 2015, together with notes thereto as previously filed with our Annual Report on Form 10-K. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Reports on Form 10-Q for prior quarter filings.

Results of Operations

Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016.

Revenues and Cost of Revenues

The Company is a pre revenue-stage technology company that has developed a GEN 1 End of Life Tire Processing Solution that produces two valuable end products – Brent crude standard blend stock oil and carbon black. The Company had no operating revenues or cost of revenues for the three months ended March 31, 2017 and 2016.

Operating Expenses

The salaries and professional fees for the three months ended March 31, 2017 were $417,176 as compared to $153,796 for the three months ended March 31, 2016, an increase of $263,380 representing 171% increase. The salaries and professional fees for the three months ended March 31, 2017 included $20,000 in stock issued for services, $142,857 in warrants issued for services, $191,819 in professional fees and $62,500 in salaries. Compared to the three months ended March 31, 2016, there were $51,156 in warrants issued for services, $27,640 in professional fees and $75,000 in salaries.

The general and administrative expenses for the three months ended March 31, 2017 were $152,121 as compared to $20,068 for the three months ended March 31, 2016, an increase of $132,053 representing 658% increase. The major increase was the result of opening our lab which resulted in lab rent and expenses, and product sample expenses of $75,591 for the three months ended March 31, 2017 compared to $0 for the three months ended March 31, 2016.

Other Income and Expenses

Other income and expenses for the three months ended March 31, 2017 were $87,750 in expenses as compared to $22,461 in expenses for the three months ended March 31, 2016, an increase of $65,289 in expenses representing an increase of 291%. We recorded for the three months ended March 31, 2017 interest expense on our outstanding notes in the amount of $87,750 as compared to $22,461 in interest expense for the three months ended March 31, 2016. This increase was due to additional loans outstanding at March 31, 2017.

Net Loss

As a result of the above, the Company had a net loss of $657,047 for three months ended March 31, 2017 as compared to a loss of $196,325 for the three months ended March 31, 2016. Included in our net loss for the three months ended March 31, 2017 was $50,698 attributable to the non-controlling interest of Smart Fuel Solutions, Inc. when we consolidated operations for the three months ended March 31, 2017. There was no such loss for non-controlling interest for the three months ended March 31, 2016.

Liquidity and Capital Resources

On March 31, 2017, we had a balance of cash in the bank in the amount of $14,069. We had no accounts receivable and no inventory. We had other current assets in the amount of $115,348. Included in other current assets is $75,052 in prepaid expenses and $38,012 in deposits. We had $745,956 in accounts payable to vendors and we had $411,341 in accrued interest on our note obligations.

We had negative cash flows from operations for the three months ended March 31, 2017 in the amount of ($219,086) as compared to the same period ended March 31, 2016 in the amount of ($17,917). We had $61,509 in investing activities for the three months ended March 31, 2017 for engineering services and no investments for the same period ended March 31, 2016. We had $200,000 in financing activities for the three months ended March 31, 2017 as compared to $10,000 for the same period ended March 31, 2016.

On March 3, 2017, we approved a new working capital line of credit loan with our CEO, Chris Bowers in the amount up to $150,000 at 8% due December 31, 2017. The note has conversion rights into our common shares at $0.10 per share. On March 8, 2017, we received $100,000 of this loan. To date the remaining balance of $50,000 has not been received. For the three months ended March 31, 2017, this note had accrued interest in the amount of $525. The Company evaluated this convertible LOC for Beneficial Conversion Features (BCF) and concluded that the LOC incurred a Beneficial Conversion Features (BCF) when it was issued on March 3, 2017. The BCF resulted in a debt discount in the amount of $35,300 of which $2,724 was amortized for the three months ended March 31, 2017 leaving a balance of $32,576 to be amortized going forward.

On August 15, 2016, we accepted a Line of Credit (LOC) in the amount of $500,000 from our new CEO Chris Bowers. On November 14, 2016, we accepted a second Line of Credit (LOC) in the amount of $500,000 from our CEO. The Company received $100,000 on January 31, 2017 which represented the balance on the second LOC. As of the March 31, 2017, these two LOCs had an outstanding balance in the amount of $1,000,000 with no accrued interest. These LOCs accrue interest at the rate of 1% per month based upon $1,000,000 total balance. We have been paying $10,000 per month in interest on the two LOCs. The due date of the two loans is December 31, 2017. The funds were used for working capital of the Company. The first LOC has two Addendums attached to it. Addendum A clarifies debt conversion rights attached to the LOC at $0.20 per share of common stock. Addendum B clarifies other rights attached to the LOC. The other rights are numbered below. (The second LOC has the same rights as that of the first LOC). These certain other rights in Addendum B provide for the following:

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

The Company evaluated these convertible LOCs for Beneficial Conversion Features (BCF) and concluded that the second LOC incurred a Beneficial Conversion Features (BCF) when it was issued on November 14, 2016. The BCF resulted in a debt discount in the amount of $105,600 of which $8,800 was amortized for the year ended December 31, 2016. $26,400 was amortized for the three months ended March 31, 2017 leaving a balance of $70,400 to be amortized going forward. There was no BCF on the remaining $100,000 drawn from the second LOC during the three months ended March 31, 2017.

On February 1, 2016, we issued an 8%, $134,000 Note Payable to our now, new CEO Chris Bowers for funds received. These funds were issued to Smart Fuel Solutions, Inc. (SFS) for a promissory note for the same amount at eight percent (8%). The funds were intended for the working capital needs of Smart Fuel Solutions. On September 28, 2016, we acquired controlling interest in SFS; we assumed the note. The note is convertible at $0.50 per share. As of March 31, 2017, the accrued interest on this note was $7,247.

We have an unsecured line of credit with H. E. Capital, S. A., a related party. The line of credit accrues interest at the rate of 8% per annum. The due date of the line of credit has been extended to December 31, 2017. Balance of the line of credit at March 31, 2017 was $496,737 with accrued interest in the amount of $135,560. We had an agreement with H.E. Capital wherein we paid $5,000 monthly for financial services. As of December 31, 2016, this agreement is no longer in effect. H. E. Capital had no activity for the three months ended March 31, 2017. However, H. E. Capital converted $130,000 of its debt into 1,300,000 shares of our common stock on April 3, 2017 at a $0.10 conversion rate. Please see subsequent events footnote. A schedule of the H. E. Capital loan activity with us for three months ended March 31, 2017 and for the year ended December 31, 2016 is as follows:

H. E. Capital S.A. transactions for 2017	March 31, 2017	December 31, 2016

Beginning Balance	$496,737	$241,582
Proceeds	-	352,000
Reclassification from accounts payable & accruals	-	76,060
Consulting fees	-	60,000
Assignments	-	(190,000)
Non-cash conversion	-	(42,905)

Ending Balance	$496,737	$496,737

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 3, 2017, we approved a new working capital line of credit loan with our CEO, Chris Bowers, in the amount up to $150,000 at 8% due December 31, 2017. The note has conversion rights into our common shares at $0.10 per share. On March 8, 2017, we received $100,000 of this loan. To date the remaining balance of $50,000 has not been received. These securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 as not involving any public offering. No general solicitation was used.

Item 3. Defaults Upon Senior Securities.

We are in default under promissory notes issued on January 21, 2011 for failure to make required payments of interest and principal by September 24, 2012. We are currently in negotiations regarding extensions on these notes.

Aggregate principal and interest owed as of the date of this filing are $551,370.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

No.	Description

10.24	Letter Agreement between Caliber Capital & Leasing LLC and Green EnviroTech Holdings Corp. dated September 22, 2016, and executed March 29, 2017

10.25	Master Equipment and Building Related Lease Agreement between Real Estate Acquisition Development Sales, LLC, and Green EnviroTech Holdings Corp., executed March 29, 2017

10.26	Real Property Lease between Lawrence Economic Development Corporation and GETH CFP, Inc., dated April 11, 2017

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.1	Section 1350 Certification of Chief Executive Officer

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green EnviroTech Holdings Corp.

Date: May 15, 2017	By:	/s/ Chris Bowers
Chris Bowers
Principal Executive Officer

Date: May 15, 2017	By:	/s/ Gary M. DeLaurentiis
Gary M. DeLaurentiis
Principal Financial Officer

