Form 10-Q
period 2017-06-30
GREEN ENVIROTECH HOLDINGS CORP.
filed 2017-08-21
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]
(Do not check if smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date; 32,073,637 shares of common stock are issued and outstanding as of August 21, 2017.

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

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30, 2017	December 31, 2016
ASSETS

CURRENT ASSETS
Cash	$9,538	$94,664
Deposits	37,500	38,012
Prepaid expenses	5,812	177,169
Other current assets	2,284	2,284
Total current assets	55,134	312,129

OTHER ASSETS
Construction in progress	1,034,201	722,915
Total other assets	1,034,201	722,915

TOTAL ASSETS	$1,089,335	$1,035,044

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$930,781	$630,719
Accrued expenses	353,610	382,715
Stock payable	360,000	-
Secured debentures payable	305,000	305,000
Loan payable-related party-convertible	1,624,741	1,433,937
Loan payable-other-convertible	401,920	149,295
Loan payable-other-non-convertible	170,000	170,000
Total current liabilities	4,146,052	3,071,666

TOTAL LIABILITIES	4,146,052	3,071,666

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 30,292,597 and 28,517,597 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	30,293	28,518
Additional paid in capital	20,742,793	20,799,102
Accumulated deficit	(23,829,803)	(22,818,208)
Total GreenEnvirotech Holdings Corp. Stockholders' deficit	(3,056,717)	(1,990,588)
Noncontrolling interest	-	(46,034)
Total stockholders' deficit	(3,056,717)	(2,036,622)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,089,335	$1,035,044

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	SIX MONTHS	SIX MONTHS	THREE MONTHS	THREE MONTHS
	JUNE 30, 2017	JUNE 30, 2016	JUNE 30, 2017	JUNE 30, 2016

OPERATING EXPENSES
Wages and professional fees	$657,831	$290,296	$240,655	$136,500
General and administrative	226,184	39,003	74,063	18,934
Total operating expenses	884,015	329,299	314,718	155,434

Loss from operating expenses	884,015	329,299	314,718	155,434

OTHER EXPENSE
Interest expense	(187,674)	(46,309)	(99,924)	(23,848)
Total other expenses	(187,674)	(46,309)	(99,924)	(23,848)

NET LOSS	(1,071,689)	(375,608)	(414,642)	(179,282)

Loss attributable to noncontrolling interest	(60,094)	-	(9,396)	-

Loss attributable to controlling interest	(1,011,595)	(375,608)	(405,246)	(179,282)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	29,317,321	23,926,757	30,036,828	23,926,757

NET LOSS PER COMMON SHARE-BASIC AND DILUTED:	$(0.03)	$(0.02)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	SIX MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30, 2017	JUNE 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,071,689)	$(375,608)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	83,750	-
Amortization of debt discount	66,779	-
Debt increase as a result of a consulting agreement	-	30,000
Warrants issued for services	162,544	51,156

Change in assets and liabilities
Decrease in deposits and other current assets	171,869	-
Increase in accounts payable and accrued expenses	59,671	154,286
Net cash used in operating activities	(527,076)	(140,166)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds received from convertible loan payable - other	252,150	374,500
Debt transferred out due to assignment	-	(134,000)
Principal payments on convertible debt - related party	(45,200)	(53,500)
Loan payable-related party-convertible notes	235,000	-
Net cash provided by financing activities	441,950	187,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(85,126)	46,834

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	94,664	8,076

CASH AND CASH EQUIVALENTS - END OF PERIOD	$9,538	$54,910

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$50,000	$-
Income Taxes	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Debt discount from convertible loan payable-related party-convertible	$35,300	$-
Accrued liability settled by note payment	$-	$25,000
Conversion of loans payable for common stock	$30,000	$-
Conversion of accrued interest for common stock	$100,000	$-
Acquisition of minority interest in Smart Fuel	$360,000	$-
Additions to construction in progress in accounts payable	$311,286	$-
Debt discount from loan payable-other-convertible - legal fees	$2,850	-

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation and Significant Accounting Policies:

The unaudited interim consolidated financial statements include the accounts of our Company and our subsidiary, Smart Fuel Solutions, Inc. On September 28, 2016, the Company acquired a controlling interest in Smart Fuel Solutions, Inc., (Smart Fuel) a Florida Corporation, established and staffed as a service company. Smart Fuel will undertake and/or assist with the operational responsibilities of the Company. Smart Fuel is a private company, majority owned by us. Our management will continue to focus on business development as its major priority. We will utilize Smart Fuel’s abilities to assist us with management, engineering and development of proposed plant projects and promotion of the Company. The ownership interest in Smart Fuel, held by third parties, are presented in the consolidated balance sheet within the equity section as a line item identified as “non-controlling interest”, separate from the parent's equity. Effective June 30, 2017, we acquired the remaining minority interest in Smart Fuel and integrated its operations into the Company. Chris Bowers, our new CEO, was also, the CEO of Smart Fuel. Further comments are detailed in Note 3. All significant inter-company balances and transactions including the non-controlling interest have been eliminated in the consolidation for the six months ended June 30, 2017. There was not a strategic shift nor was there any discontinued operations from the integration.

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

In the opinion of management, the information furnished in these unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three and six months ended June 30, 2017 and 2016. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Critical Accounting Policies:

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception”. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the implementation date and the impact of this amendment on its consolidated financial statements.

Note 2	Going Concern

These unaudited interim consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. For the six months ended June 30, 2017, we had a net loss. We also have a working capital deficit. We have accumulated a deficit. These factors raise substantial doubt about our ability to continue as a going concern.

These unaudited interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from a future uncertainty. The Company plans to continue fund itself through the generation of revenues, by converting debt into equity and by raising capital through loans and new equity.

Note 3	Acquisition of Minority Interest of Smart Fuel Solutions, Inc.

Effective June 30, 2017, we merged Smart Fuel into the Company by acquiring the remaining 17.5% minority interest consisting of 3,600,000 shares in exchange for a similar number of the Company’s common shares. The 3,600,000 minority shares were valued at $360,000 based on the Company’s closing price on June 30, 2017 of $0.10 and was accounted as an equity transaction in accordance with ASC 810-10-45 and consequently, no gain or loss was recognized in the consolidated statements of operations. The difference in the fair value of the consideration and the carrying amount of the noncontrolling interest of $466,128 was charged to additional paid in capital. Since the shares have not been issued as of June 30, 2017, the valued amount of $360,000 is carried on the consolidated balance sheet as stock payable. The shares will be issued during the third quarter.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4	Construction in Progress

During the six months ended June 30, 2017, we added $771,221 in construction in progress when we started development of our Ohio carbon finishing plant. Of the $771,221, there was $459,935 in carbon equipment that was moved to construction in progress due to the carbon equipment being refurbished for use in the plant. We have incurred to date $311,286 in engineering and design work in relation to our pyrolysis plant to be located in Texas. This brings the total construction in progress to $1,034,201 as of June 30, 2017.

Note 5	Loan Payable – Related Party and Convertible

On March 3, 2017, we approved a new working capital line of credit (LOC) loan with our CEO, Chris Bowers in the amount up to $150,000 at 8% due December 31, 2017. The note has conversion rights into our common shares at $0.10 per share. On March 8, 2017, we received $100,000 of this loan. To date the remaining balance of $50,000 has not been received. For the six months ended June 30, 2017, this note had accrued interest in the amount of $2,521. The Company evaluated this convertible LOC for a beneficial conversion feature (BCF) and concluded that the LOC incurred a BCF when it was issued on March 3, 2017. The BCF resulted in a debt discount in the amount of $35,300 of which $13,504 was amortized to interest expense for the six months ended June 30, 2017 leaving a balance of $21,796 to be amortized over the remaining term of the LOC.

On August 15, 2016, we accepted an LOC in the amount of $500,000 from our CEO, Chris Bowers. On November 14, 2016, we accepted a second LOC in the amount of $500,000 from our CEO. As of the June 30, 2017, these two LOCs had an outstanding balance in the amount of $1,000,000 with $10,000 in accrued interest. These LOCs accrue interest at the rate of 1% per month and are due on December 31, 2017. The funds were used for working capital in the Company. The first LOC has two Addendums attached to it. Addendum A clarifies debt conversion rights attached to the LOC at $0.20 per share of common stock. Addendum B clarifies other rights attached to the LOC. The Company received $100,000 on January 31, 2017 which represented the balance of the second LOC. There was no BCF on the balance of the second LOC. The other rights, referred to above, are numbered below. (The second LOC has the same rights as that of the first LOC). These certain other rights in Addendum B provide for the following:

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	LOC has Repayment rights: The LOC has priority principal and interest repayment rights from other sources of capital received by the Company.

2.	LOC has Warrant rights: Bowers has the right to receive 500,000 (five hundred thousand) $0.10 warrants for providing the LOC and 250,000 (two hundred fifty thousand) $0.10 warrants per $100,000 drawn against the $500,000 LOC. This would be a total of 1,750,000 $0.10 warrants to be issued to Bowers and/or Assigns for providing the funding and the Company using all $500,000 LOC. These warrants will be accounted for once the term of the warrants is known.

3.	LOC has Additional Stock Conversion rights: At any time while the LOC is outstanding, Bowers has the right to convert per $100,000 of the LOC for 500,000 shares of duly paid and non-assessable common stock of the Company at a conversion price of $0.20 per share (subject to adjustment in the event of stock splits or stock dividends) by providing a notice of conversion in a form reasonably acceptable to the Company. The full conversion of the LOC would be 2,500,000 shares of the Company common stock.

The Company evaluated these convertible LOCs for BCF and concluded that the second LOC incurred a BCF when it was issued on November 14, 2016. The BCF resulted in a debt discount in the amount of $105,600 of which $8,800 was amortized for the year ended December 31, 2016. $52,800 has been amortized to interest expense for the six months ended June 30, 2017 leaving a balance of $44,000 to be amortized over the remaining term of the LOC.

On February 1, 2016, we issued an 8%, $134,000 Note Payable to our CEO, Chris Bowers for funds received. These funds were issued to Smart Fuel for a promissory note for the same amount at eight percent (8%). The funds were intended for the working capital needs of Smart Fuel. On September 28, 2016, we acquired a controlling interest in SFS and consequently assumed the note. The note is convertible at $0.50 per share and matures on December 31, 2017. As of June 30, 2017, the accrued interest on this note was $9,920.

We have an unsecured line of credit with H. E. Capital, S. A., a related party. The line of credit accrues interest at the rate of 8% per annum. The due date of the line of credit has been extended to December 31, 2017. Balance of the line of credit at June 30, 2017 was $456,537 with accrued interest in the amount of $43,286. We previously had an agreement with H.E. Capital wherein we paid $5,000 monthly for financial services. As of December 31, 2016, this agreement is no longer in effect. H. E. Capital’s activity for the six months ended June 30, 2017, included advances of $35,000 to the Company and payments on the line of $45,200. H. E. Capital also converted $30,000 of the line of credit and $100,000 in accrued interest into 1,300,000 shares of our common stock on April 3, 2017 at a $0.10 conversion rate. A schedule of the H. E. Capital loan activity with us for the six months ended June 30, 2017 and for the year ended December 31, 2016 is as follows:

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

H. E. Capital S.A. transactions for 2017	June 30, 2017	December 31, 2016

Beginning Balance	$496,737	$241,582
Proceeds	35,000	352,000
Reclassification from accounts payable & accruals	-	76,060
Consulting fees	-	60,000
Assignments	-	(190,000)
Non-cash conversions to stock	(30,000)	(42,905)
Cash paid to H. E. Capital	(45,200)	-

Ending Balance	$456,537	$496,737

Note 6	Secured Debentures

On January 24, 2011, we entered into a series of securities purchase agreements with accredited investors pursuant to which we sold an aggregate of $380,000 in 12% secured debentures. The Debentures are secured by the assets of the Company pursuant to security agreements entered into between us and the investors. As of June 30, 2017 these secured debentures have an outstanding balance of $305,000 and accrued interest in the amount of $255,622. These debentures are in default and the Company is in negotiations with the holders for extensions.

Note 7	Loan Payable – Other and Convertible

On May 16, 2016, we approved H.E. Capital S.A.’s (HEC) request to assign to a private company $200,000 of its Line of Credit Note. We approved the request and reduced HEC’s Line of Credit Note for that amount and recorded a new note which matures on December 31, 2017. On July 19, 2016, the private company converted $100,000 of its note into 1,000,000 common shares of the Company’s stock. As of June 30, 2017, the note balance is $100,000 with accrued interest in the amount of $10,389.

On July 1, 2016, we issued a note to a private individual in the amount of $49,295. This new note has $0.50 conversion rights attached to it, accrues interest at 8% and matures on December 31, 2017. As of June 30, 2017, this note had accrued interest in the amount of $3,944.

On April 12, 2017, we received working capital funds in the amount of $100,000 from a private company. The note has an interest rate of 8% and is due on April 11, 2018. The note is convertible to common stock three months after the issuance date of the note. The note has a variable conversion price feature per the agreement, in which, if the stock price is below $0.20 per share at conversion, the lender can convert at a 15% discount on stock price. As of June 30, 2017, the note had accrued interest in the amount of $1,753. This note was converted subsequent to the financial statement date into 1,481,040 common shares on July 21, 2017. See the note on subsequent events.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On May 5, 2017, we received working capital funds in the amount of $77,500 from Auctus Fund LLC. The note has an interest rate of 10% and is due February 5, 2018. The note has prepayment conditions. The note can be prepaid any time during the period beginning on the issue date and ending on the date which is ninety (90) days following the issue date at 125% of the unpaid principal balance including interest. The note can be prepaid at any time during the period beginning the day which is ninety- one (91) days following the issue date and ending on the date which is one hundred eighty (180) days following the issue date at 135% of the unpaid principal balance plus interest. After the expiration of one hundred eighty (180) days following the date of the note, the Company shall have no right of prepayment. The note has a variable conversion price feature per the agreement. The conversion feature starts on August 5, 2017. The conversion price shall equal the lesser of (i) the average of the two (2) lowest trading prices during the previous twenty-five (25) trading day period ending on the latest complete trading day prior to the date of this note and (ii) the variable conversion price. The variable conversion price shall mean 55% multiplied by the market price, representing a discount rate of 45%. Market price means the average of the two (2) lowest trading prices for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date. As of June 30, 2017, the note had accrued interest in the amount of $1,205.

On May 16, 2017, we received working capital funds in the amount of $74,650 from EMA Financial LLC. The note is in the amount of $77,500 with an original issue discount (OID) in the amount of $2,850, has an interest rate of 10% and is due May 1, 2018. The note has prepayment conditions. The note can be prepaid any time during the period beginning on the issue date and ending on the date which is six months following the issue date. If paid within 90 days from the issue date, the payment is at 125% of the unpaid principal balance including interest. If the note is prepaid at any time during the period beginning the day which is ninety- one (91) days following the issue date and ending on the date which is one hundred eighty (180) days following the issue date, the payment is at 135% of the unpaid principal balance plus interest. After the expiration of one hundred eighty (180) days following the date of the note, the Company shall have no right of prepayment. The note has a variable conversion price feature per the agreement. The conversion feature starts on August 1, 2017. The conversion price hereunder shall equal the lower of: (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (ii) 55% of either the lowest sale price for the common stock on the principal market during the twenty-five (25) consecutive trading days immediately preceding the conversion date or the closing bid price, whichever is lower. As of June 30, 2017, the note had accrued interest in the amount of $1,295. The note also had an OID balance in the amount of $2,375 after amortizing $475 to interest expense.

Note 8	Loan Payable – Other and Non-Convertible

On November 16, 2012, we issued a note to a private individual in the amount of $170,000 with interest accruing at 8% per annum. This note has been extended to December 31, 2017. As of June 30, 2017, the accrued interest was $13,674.

Note 9	Commitments and Contingencies

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

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On March 29, 2017, we also signed the Master Equipment and Building Related Lease Agreement for $100 Million. The lease covers land, buildings and equipment. The equipment will have an initial term of seven years, after which we will have the option to purchase the facility from READS or renew the lease under the same terms. The commencement date is April 4, 2017.

On April 11, 2017, our wholly owned subsidiary GETH CFP, Inc. signed a 10-year lease with the Lawrence Economic Development Corporation of Lawrence County, Ohio for the lease of 11,200 sq. ft. of manufacturing space for our carbon finishing plant in Ohio. The lease has a start date of June 1, 2017 and runs to June 1, 2027. The lease has three, five year extensions. The lease is $4.00 per sq. ft. with initial payments in the amount of $3,733 per month. The first extension is at $4.50 per sq. ft. with payments in the amount of $4,200 per month.

Note 10	Equity

Common Stock

We have 250,000,000 common shares of $0.001 par value stock authorized. On December 31, 2016, we had 28,517,597 common shares outstanding. As of June 30, 2017, we had 30,292,597 common shares outstanding.

On January 15, 2017, we issued 100,000 common shares for consulting services valued at $20,000.

On May 25, 2017, we issued 250,000 common shares for consulting services valued at $37,500.

On May 15, 2017, we issued 125,000 common shares for consulting services valued at $26,250.

On April 3, 2017, H. E. Capital converted $30,000 of its line of credit and $100,000 of its accrued interest into 1,300,000 shares of our common stock at a $0.10 conversion rate.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Warrants

As of June 30, 2017, we had 19,708,341 common stock warrants outstanding

On January 9, 2017 our subsidiary, Smart Fuel Solutions, Inc., issued 150,000 warrants to each of its four directors. These warrants were valued at $142,857 using the Black-Sholes method. These warrants are convertible into common shares of the Company. The grant date fair value calculation included the three year US Treasury note interest rate of 1.48%, dividend yield of 0, expected volatility of 289% and the expected term of three years. These warrants were fully vested and have an exercise price of $0.10 per share, and expire on December 31, 2019.

On February 8, 2017, we had 1,000 common stock warrants expire. These were five year warrants issued on February 9, 2012. These warrants had a conversion rate of $10 per warrant.

On May 25, 2017, we issued 100,000 common stock warrants for services rendered valued at $14,688 using the Black Scholes method. The grant date fair value calculation included the three year US Treasury note interest rate of 1.04%, dividend yield of 0, expected volatility of 290% and the expected term of three years. These warrants were fully vested when issued and have a conversion price of $0.50 per share. These warrants expire on May 25, 2020.

On June 8, 2017 our subsidiary, Smart Fuel, issued 50,000 warrants to its president, CEO and board member, Chris Bowers. These warrants were valued at $4,999 using the Black-Scholes method. These warrants are convertible into common shares of the Company. The grant date fair value calculation included the three year US Treasury note interest rate of 1.04%, dividend yield of 0, expected volatility of 289% and the expected term of three years. These warrants were fully vested and have an exercise price of $0.10 per share, and expire on December 31, 2019.

As of June 30, 2017, the Company has a total of 19,708,341 outstanding warrants with a weighted average exercise price is $0.10, a weighted average remaining term of 2.59 years and an intrinsic value of $35,007

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11	Subsequent Events

On July 20, 2017, we entered into an equity purchase agreement for up to $5,000,000 of our common stock with Peak One Opportunity Fund, LP (Peak One). In connection with that same agreement, we also agreed to enter into a registration rights agreement. The agreement also called for the Company to issue a convertible debenture in the amount of $75,000 to Peak One as a commitment fee in connection with the agreement, as well as issue 300,000 shares of our common stock as commitment shares. The debenture has not been issued. The commitment shares were issued on July 25, 2017. The equity purchase agreement is instituted when the Company completes the filing of a registration statement.

On July 20, 2017, we entered into a Securities Purchase Agreement with Peak One Opportunity Fund, LP (Peak One) in connection with the purchase and sale of certain Company Convertible Debentures in the amount of $425,000. The first of four debentures was issued to Peak One on July 20, 2017 in the amount of $75,000 with no interest rate and has a maturity date of July 26, 2020. The Company received payment, net of fees, in the amount of $62,500 on July 27, 2017 for the first debenture which was used for working capital. The other debentures will be taken down in three different draws in different amounts to be determined in the future. The debenture is convertible into common shares of the Company with certain terms and conditions as set forth in the agreement. The conversion terms stipulate the conversion price to be equal to the lesser of (a) $0.15 or (b) sixty-five percent (65%) of the lowest closing bid price as reported by Bloomberg LP of the Common Stock for the twenty (20) trading days immediately preceding the date of the date of conversion. The redemption terms stipulate the Company at its option can call for redemption, after a two-day written notice, of all or part of the Debentures, with the exception of any portion thereof which is the subject of a previously delivered notice of conversion, prior to the maturity date. The redemption price varies based upon the number of days the redemption date is to the date the debenture was first issued, such as 90 days, 105% of the debenture plus accrued interest, 91 to 120 days, 115% plus accrued interest, 121 to 150 days, 120% plus accrued interest, 151 to 180 days, 130% plus accrued interest and 181 days or more 140% plus accrued interest.

On July 21, 2017, a private company holding our note in the amount of $100,000 plus accrued interest in the amount of $2,192 exercised their right to convert the note with its accrued interest in exchange for 1,481,040 shares of our common stock. The conversion price of $0.069 was the price of the stock at the time with a 15% discount to the market price.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and six months ended June 30, 2017 and June 30, 2016. You should refer to the Consolidated Financial Statements and related Notes in conjunction with this discussion.

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

Our first market will be to process end of life tires, starting in the USA. Our GEN 1 End of Life Tire Processing Solution is ready for deployment and we have secured a $100 Million project finance facility that will be used to build a Carbon Finishing Plant (CFP) in Ohio, and build two, GEN 1 End of Life Tire Processing Plants in Texas. When fully operational in early 2019, these plants will process 100,000 tons per year of end of life tires and generate more than $40 Million of annual revenue.

Our goal over the next five years (by 2022) is to be processing 25% of the end of life tire feedstock in the USA, which will generate more than $200 Million in annual revenues, making GETH the market leader in the USA. In order to keep up with our five year building program, we will be commissioning numerous tire processing plants in a number of strategic locations throughout the country. With our expansion program, we will be constructing additional finishing lines at our central Carbon Finishing Plant in Ohio. Achieving our goal will mean that over 800,000 tons of end-of-life tires will be diverted from landfills. We see our expansion program creating hundreds of jobs, often in areas of low employment opportunity.

Recent Developments

Over the first six months of 2017, we have been consolidating the progress we made in 2016 so as to build a firm foundation from which to launch growth. For the remainder of 2017, we will continue to be in investment mode we anticipate these investments will generate $1 Million of revenues in the last quarter of 2017, $10 Million of revenues in 2018, and $40 Million in recurring revenues from 2019 onwards.

Management intends to finance operating costs over the next twelve months with revenues generated in 2017, credit lines, loans and/or private placement of common stock.

Effective June 30, 2017, we merged Smart Fuel Solutions, Inc. (Smart Fuel) into the Company. Smart Fuel was a service company whose President and Chief Executive Officer was Chris Bowers, who is our new President and Chief Executive Officer effective December 2016. Smart Fuel has always promoted our Company and was assisting us with our operational responsibilities in all areas of management, including engineering and proposed plant development sites. It was decided that merging the two companies was the best alternative going forward. We already owned 17,000,000 of SFS’s 20,600,000 outstanding shares. The Company negotiated with Smart Fuel’s minority shareholders to take one-for-one conversion of the Company’s shares for Smart Fuel’s shares. The 3,600,000 minority shares were valued at $360,000 based on the Company’s closing price on June 30, 2017 of $0.10 as a result of the merger. The valued amount of $360,000 is carried on the consolidated balance sheet as stock payable. The GETH shares will be issued during the third quarter.

The Company’s acquisition of the minority interest of Smart Fuel was accounted as an equity transaction in accordance with ASC 810-10-45 and consequently, no gain or loss was recognized in the consolidated statements of operations. The difference in the fair value of the consideration and the carrying amount of the noncontrolling interest of $466,128 was charged to additional paid in capital.

On April 11, 2017, our wholly owned subsidiary GETH CFP, Inc. signed a ten year lease with the Lawrence Economic Development Corporation of Lawrence County, Ohio for the lease of 11,200 sq. ft. of manufacturing space for our carbon finishing plant in Ohio. The lease has a start date of June 1, 2017 and runs to June 1, 2027. The lease has three five year extensions. The lease is $4.00 per sq. ft. with initial payments in the amount of $3,733 per month. The second extension is at $4.50 a sq. ft. with payments in the amount of $4,200 per month.

On March 29, 2017, Green EnviroTech Holdings Corp. entered into a lease and working capital credit facility with Caliber Capital & Leasing LLC and its assignee, Real Estate Acquisition Development Sales, LLC (“READS”). Under this agreement, READS is providing an initial commitment of up to $2.5 million for the construction of the Company’s first processing line in its centralized Carbon Finishing Plant in Ohio. Work commenced on April 4, 2017. As of the date of this filing, we have not received funding from the facility

On March 29, 2017, we also signed the Master Equipment and Building Related Lease Agreement. The agreement provides for up to $97.5 million in financing, subject to successful due diligence and underwriting, to be used for construction of additional facilities in the USA. The lease will have an initial term of seven years, after which we will have the option to purchase the facility from READS or renew the lease under the same terms. The purchase option requires an appraisal with the final purchase price being at Fair Market Value based upon the appraisal. The commencement date was April 4, 2017. As of the date of this filing, we have not received funding from the facility

On February 9, 2017, we established GETH CFP, Inc., a wholly owned subsidiary, formed in Delaware. This subsidiary will be our new carbon finishing plant to be located in Ohio.

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

On November 11, 2016, we filed a press release and 8-K announcing we had entered into an agreement with BHP Engineering and Construction LP (BHP), a full-service design engineering and construction firm working with oil and gas, chemical, municipal and military clients. BHP will serve as a strategic partner and EPC for the building of the GEN 1 End of Life Tire Processing Plants.

On October 10, 2016, we filed a press release and 8-K announcing we had entered into an agreement with Schneider Electric, a global specialist in energy management and automation. Under the terms of the agreement, Schneider Electric will serve as a strategic partner to us, providing complete electrical and automation services and solutions, including design and installation services, Square D electrical gear and Modicon M580 programmable automation controller (ePAC) platform. Schneider Electric develops connected technologies and solutions to manage energy and process in ways that are safe, reliable, efficient and sustainable

In September 2016, the Company received a process performance certification for their Generation 1 (Gen 1) end of life Tire Processing Solution from BHP Engineering & Construction LP. This is a momentous achievement as the Company can now secure financing for projects that will recycle end of life tires anywhere in the world. Not only is the Gen 1 end of life Tire Processing Solution fundable, it also produces excellent financial returns to funding partners. We look forward to being able to announce in the near future we have installed and been commissioned to operate a Gen1 end of life tire processing plant.

On September 28, 2016 we established controlling interest in Smart Fuel when we received 17,000,000 shares of their common stock. Smart Fuel is a Florida Corporation formed on November 20, 2015. We received the shares in exchange for providing the technology and $53,710 for operating capital. Smart Fuel is a staffed service corporation working with the Company to undertake operational responsibilities, research and development, engineering, and development of operational facilities. Smart Fuel will provide the staffing, maintenance and management of the facilities. Smart Fuel will also provide the outlet for these facilities’ feed stock as well as the advertising and marketing programs for the facilities multitude of products. Effective June 30, 2017, we integrated Smart Fuel into the Company. Smart Fuel was a service company who had for its President and Chief Executive Officer, Chris Bowers, who is our new President and Chief Executive Officer effective December 2016. Smart Fuel has always promoted our Company and was assisting us with our operational responsibilities in all areas of management, including engineering and proposed plant development sites. It was decided, merging the two companies was the best alternative going forward. We already owned 17,000,000 of Smart Fuel’s 20,600,000 out-standing shares. The Company negotiated with Smart Fuel’s two minority shareholders to take one-for-one conversion of the Company’s shares for Smart Fuel’s shares.

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

Results of Operations

Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016.

Revenues and Cost of Revenues

The Company is a pre revenue-stage technology company that has developed a GEN 1 End of Life Tire Processing Solution that produces two valuable end products – Brent crude standard blend stock oil and carbon black. The Company had no operating revenues or cost of revenues for the six months ended June 30, 2017 and 2016.

Operating Expenses

The salaries and professional fees for the six months ended June 30, 2017 were $657,831 as compared to $290,296 for the six months ended June 30, 2016, an increase of $367,535, representing a 127% increase. The salaries and professional fees for the six months ended June 30, 2017 included $90,000 in salaries, $83,750 in stock issued for services, $162,544 in warrants issued for services, and $321,537 in professional fees. Compared to the six months ended June 30, 2016, there were $51,156 in warrants issued for services, $89,140 in professional fees and $150,000 in salaries.

The general and administrative expenses for the six months ended June 30, 2017 were $226,184 as compared to $39,003 for the six months ended June 30, 2016, an increase of $187,181 representing 480% increase. The major increase was the result of an increase in the product samples, lab rent and lab expenses of $82,476, marketing expenses of $11,000, insurance of $37,692 and travel expenses in the amount of $38,000 for the six months ended June 30, 2017 compared to minimal expenses in these accounts for the six months ended June 30, 2016 except for travel which amounted to $17,417.

Other Income and Expenses

Other income and expenses for the six months ended June 30, 2017 were $187,674 as compared to $46,309 in expenses for the six months ended June 30, 2016, an increase of $141,365 in expenses representing an increase of 305%. We recorded for the six months ended June 30, 2017, interest expense on our outstanding notes in the amount of $187,674 as compared to $46,309 in interest expense for the six months ended June 30, 2016. The increase was due to the increase in new debt. A detail of the new debt can be found in the notes to the financial statement dealing with debt.

Net Loss

As a result of the above, the Company had a net loss of $1,071,689 for six months ended June 30, 2017 as compared to a loss of $375,608 for the six months ended June 30, 2016.

Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016.

The Company is a pre revenue-stage technology company that has developed a GEN 1 End of Life Tire Processing Solution that produces two valuable end products – Brent crude standard blend stock oil and carbon black. The Company had no operating revenues or cost of revenues for the three months ended June 30, 2017 and 2016.

Operating Expenses

The wages and professional fees for the three months ended June 30, 2017 were $240,655 as compared to $136,500 for the three months ended June 30, 2016, an increase of $104,155 and approximately 76% change. The wages and professional fees for the three months ended June 30, 2017 included $155,968 in professional fees, $27,500 in wages, $37,500 in stock issued for services and $19,687 in warrants issued for services. For the three months ended June 30, 2016, the wages and professional fees had $61,500 in professional fees and $75,000 in wages.

The general and administrative expenses for the three months ended June 30, 2017 were $74,063 as compared to $18,934 for the three months ended June 30, 2016, an increase of approximately 291%. This increase of $55,129 was the result of an increase in product sample expenses, travel, entertainment, advertising and marketing concerning the promotion of the company.

Other Income and Expenses

Other income and expenses for the three months ended June 30, 2017 were $99,924 as compared to $23,848 for the three months ended June 30, 2016, an increase of 319%. This increase of $76,076 was the result of an increase in interest expense on the working capital notes in the amount of $99,924 as compared to $23,848 in interest expense for the three months ended June 30, 2016.

Net Loss

As a result of the above, the Company had a net loss of $414,642 for the three months ended June 30, 2017 as compared to a loss of $179,282 for the three months ended June 30, 2016.

Liquidity and Capital Resources

On June 30, 2017, we had a balance of cash in the bank in the amount of $9,538. We had other current assets in the amount of $45,596. Included in other current assets is $5,812 in prepaid expenses and $37,500 in deposits and $2,284 in other assets. Our construction in progress account totaled $1,034,201 which included $459,935 in carbon equipment acquired in SFS asset acquisition in prior year. We had $930,781 in accounts payable to vendors, we had $353,610 in accrued interest on our note obligations. We also had $360,000 in other current liabilities for the issue of our stock to acquire the minority interest in Smart Fuel on June 30, 2017. These shares will be issued in the third quarter. We had secured debentures payable in the amount of $305,000 explained in detail below. We had loan payable –related party-convertible in the amount of $1,624,741 explained in detail below. We had loan payable-other-convertible in the amount of $401,920 explained in detail below and we had loan payable-other-non-convertible in the amount of $170,000 explained in detail below.

We had negative cash flows from operations for the six months ended June 30, 2017 in the amount of ($527,076) as compared to the same period ended June 30, 2016 in the amount of ($140,166). The main reason for the increase in the negative cash flows had to do with the amortization of the prepaid expense in the amount of $163,357 in relation with the consulting agreement with the Caro Partners LLC and warrants issued for service in the amount of $162,544. We had cash provided of $441,950 in financing activities for the three months ended June 30, 2017 as compared to $187,000 for the same period ended June 30, 2016. This increase had to do with an increase in loan payable-related party in the amount of $189,800 net of $45,200 paid in principal to related party. We also had an increase in loans payable others in the amount of $252,150.

On May 16, 2017, we received working capital funds in the amount of $74,650 from EMA Financial LLC. The note is in the amount of $77,500 with an original issue discount (OID) in the amount of $2,850 has an interest rate of 10% and is due May 1, 2018. The note has prepayment conditions. The note can be prepaid any time during the period beginning on the Issue Date and ending on the date which is six months following the Issue Date. If paid within 90 days from the Issue Date, the payment is at 125% of the unpaid principal balance including interest. If the note is prepaid at any time during the period beginning the day which is ninety- one (91) days following the Issue Date and ending on the date which is one hundred eighty (180) days following the Issue Date, the payment is at 135% of the unpaid principal balance plus interest. After the expiration of one hundred eighty (180) days following the date of the Note, the Company shall have no right of prepayment. The note has a variable conversion price feature per the agreement. The conversion feature starts on August 1, 2017. The conversion price hereunder shall equal the lower of: (i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the Closing Date, and (ii) 55% of either the lowest sale price for the Common Stock on the Principal Market during the twenty-five (25) consecutive Trading Days immediately preceding the Conversion Date or the closing bid price, whichever is lower. As of June 30, 2017, the note had accrued interest in the amount of $1,295. The note also had an OID balance in the amount of $2,375 after amortizing $475 to interest expense.

On May 5, 2017, we received working capital funds in the amount of $77,500 from Auctus Fund LLC. The note has an interest rate of 10% and is due February 5, 2018. The note has prepayment conditions. The note can be prepaid any time during the period beginning on the Issue Date and ending on the date which is ninety (90) days following the Issue Date at 125% of the unpaid principal balance including interest. The note can be prepaid at any time during the period beginning the day which is ninety- one (91) days following the Issue Date and ending on the date which is one hundred eighty (180) days following the Issue Date at 135% of the unpaid principal balance plus interest. After the expiration of one hundred eighty (180) days following the date of the Note, the Borrower shall have no right of prepayment. The note has a variable conversion price feature per the agreement. The conversion feature starts on August 5, 2017. The conversion price shall equal the lesser of (i) the average of the two (2) lowest Trading Prices during the previous twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Variable Conversion Price. The Variable Conversion Price shall mean 55% multiplied by the Market Price, representing a discount rate of 45%. Market Price means the average of the two (2) lowest Trading Prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. As of June 30, 2017, the note had accrued interest in the amount of $1,205.

On April 12, 2017, we received working capital funds in the amount of $100,000 from a private company. The note is convertible to common stock three months after the issuance date of the note. The note has an interest rate of 8% and is due on April 11, 2018. The note has a variable conversion price feature per the agreement, in which, if the stock price is below $0.20 per share at conversion, the lender can convert at a 15% discount on stock price. As of June 30, 2017, the note had accrued interest in the amount of $1,753. This note was converted into 1,481,040 common shares on July 21, 2017. See the note on subsequent events.

On March 3, 2017, we approved a new working capital line of credit loan (LOC) with our CEO, Chris Bowers in the amount up to $150,000 at 8% due December 31, 2017. The note has conversion rights into our common shares at $0.10 per share. On March 8, 2017, we received $100,000 of this loan. To date the remaining balance of $50,000 has not been received. For the six months ended June 30, 2017, this note had accrued interest in the amount of $2,521. The Company evaluated this convertible LOC for a Beneficial Conversion Features (BCF) and concluded that the LOC incurred a BCF when it was issued on March 3, 2017. The BCF resulted in a debt discount in the amount of $35,300 of which $13,504 was amortized to interest expense for the six months ended June 30, 2017 leaving a balance of $21,796 to be amortized over the remaining term of the LOC.

On August 15, 2016, we accepted a LOC in the amount of $500,000 from our new CEO Chris Bowers. On November 14, 2016, we accepted a second LOC in the amount of $500,000 from our CEO. As of the June 30, 2017, these two LOCs had an outstanding balance in the amount of $1,000,000 with $10,000 in accrued interest. These LOCs accrue interest at the rate of 1% per month and are due on December 31, 2017. The funds were used for working capital of the Company. The first LOC has two Addendums attached to it. Addendum A clarifies debt conversion rights attached to the LOC at $0.20 per share of common stock. Addendum B clarifies other rights attached to the LOC. These other rights are numbered below. (The second LOC has the same rights as that of the first LOC). These certain other rights in Addendum B provide for the following:

1.	LOC has Repayment rights: The LOC has priority principal and interest repayment rights from other sources of capital received by the Company.
2.	LOC has Warrant rights: Bowers has the right to receive 500,000 (five hundred thousand) $0.10 warrants for providing the LOC and 250,000 (two hundred fifty thousand) $0.10 warrants per $100,000 drawn against the $500,000 LOC. This would be a total of 1,750,000 $0.10 warrants to be issued to Bowers and/or Assigns for providing the funding and the Company using all $500,000 LOC. These warrants will be accounted for once the term of the warrants is known.
3.	LOC has Additional Stock Conversion rights: At any time while the LOC is outstanding, Bowers has the right to convert per $100,000 of the LOC for 500,000 shares of duly paid and non-assessable common stock of the Company at a conversion price of $0.20 per share (subject to adjustment in the event of stock splits or stock dividends) by providing a notice of conversion in a form reasonably acceptable to the Company. The full conversion of the LOC would be 2,500,000 shares of the Company common stock.

The Company evaluated these convertible LOCs for BCF and concluded that the second LOC incurred a BCF when it was issued on November 14, 2016. The BCF resulted in a debt discount in the amount of $105,600 of which $8,800 was amortized for the year ended December 31, 2016. $52,800 has been amortized to interest expense for the six months ended June 30, 2017 leaving a balance of $44,000 to be amortized over the remaining term of the LOC.

On February 1, 2016, we issued an 8%, $134,000 Note Payable to our CEO Chris Bowers for funds received. These funds were issued to Smart Fuel for a promissory note for the same amount at eight percent (8%). The funds were intended for the working capital needs of Smart Fuel. On September 28, 2016, we acquired a controlling interest in SFS and consequently assumed the note. The note is convertible at $0.50 per share and matures on December 31, 2017. As of June 30, 2017, the accrued interest on this note was $9,920.

We have an unsecured line of credit with H. E. Capital, S. A., a related party. The line of credit accrues interest at the rate of 8% per annum. The due date of the line of credit has been extended to December 31, 2017. Balance of the line of credit at June 30, 2017 was $456,537 with accrued interest in the amount of $43,286. We previously had an agreement with H.E. Capital wherein we paid $5,000 monthly for financial services. As of December 31, 2016, this agreement is no longer in effect. H. E. Capital’s activity for the six months ended June 30, 2017, included advances of $35,000 to the Company and payments of $45,200. H. E. Capital also converted $30,000 of the line of credit and $100,000 in accrued interest into 1,300,000 shares of our common stock on April 3, 2017 at a $0.10 conversion rate. A schedule of the H. E. Capital loan activity with us for the six months ended June 30, 2017 and for the year ended December 31, 2016 is as follows:

H. E. Capital S.A. transactions for 2017	June 30, 2017	December 31, 2016

Beginning Balance	$496,737	$241,582
Proceeds	35,000	352,000
Reclassification from accounts payable & accruals	-	76,060
Consulting fees	-	60,000
Assignments	-	(190,000)
Non-cash conversion to stock	(30,000)	(42,905)
Cash paid to H. E. Capital	(45,200)	-

Ending Balance	$456,537	$496,737

We will seek to raise additional funds to meet our working capital needs principally through the generation of revenues, and through the additional sales of our securities. However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures are ineffective. Once the first plant is funded and the Company has operations, it will have sufficient resources to address the inefficiencies.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.s

None

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

We remain in default under promissory notes issued on January 21, 2011 for failure to make required payments of interest and principal by September 24, 2012. We are currently in negotiations regarding extensions on these notes.

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

Green EnviroTech Holdings Corp.

Date: August 21, 2017	By:	/s/ Chris Bowers
Chris Bowers
Principal Executive Officer

Green EnviroTech Holdings Corp.

Date: August 21, 2017	By:	/s/ Gary M. DeLaurentiis
Gary M. DeLaurentiis
Principal Financial Officer

