Form 10-Q
period 2017-09-30
GREEN ENVIROTECH HOLDINGS CORP.
filed 2017-11-20
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date; 38,573,637 shares of common stock are issued and outstanding as of November 20, 2017.

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

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash	$2,211	$94,664
Deposits	32,500	38,012
Prepaid expenses	5,812	177,169
Other current assets	104,284	2,284
Total current assets	144,807	312,129

Property, plant, & equipment	1,063,481	722,915

TOTAL ASSETS	$1,208,288	$1,035,044

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$964,473	$630,719
Due to related party	31,480	-
Accrued expenses	393,160	382,715
Stock payable	60,000	-
Secured debentures payable	305,000	305,000
Loan payable-related party-convertible	1,661,921	1,433,937
Loan payable-other-convertible, current portion	232,961	149,295
Loan payable-other-non-convertible	170,000	170,000
Derivative liability	368,477	-
Total current liabilities	4,187,472	3,071,666

Loan payable-other-convertible, long term	76,393	-

TOTAL LIABILITIES	4,263,865	3,071,666

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 35,073,637 and 28,517,597 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	35,074	28,518
Additional paid in capital	20,814,268	20,799,102
Accumulated deficit	(23,904,919)	(22,818,208)
Total Green Envirotech Holdings Corp. Stockholders' deficit	(3,055,577)	(1,990,588)
Noncontrolling interest	-	(46,034)
Total stockholders' deficit	(3,055,577)	(2,036,622)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,208,288	$1,035,044

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	NINE MONTHS	NINE MONTHS	THREE MONTHS	THREE MONTHS
	SEPTEMBER 30, 2017	SEPTEMBER 30, 2016	SEPTEMBER 30, 2017	SEPTEMBER 30, 2016

OPERATING EXPENSES
Wages and professional fees	$689,349	$1,129,785	$31,518	$839,489
General and administrative	285,384	101,616	59,200	62,613
Total operating expenses	974,733	1,231,401	90,718	902,102

Loss from operating expenses	974,733	1,231,401	90,718	902,102

OTHER INCOME (EXPENSE)
Interest expense	(336,329)	(83,376)	(148,655)	(37,067)
Loss on debt conversion	-	(126,870)	-	(126,870)
Gain on fair value of derivatives	164,257	-	164,257	-
Total other income (expense)	(172,072)	(210,246)	15,602	(163,937)

NET LOSS	(1,146,805)	(1,441,647)	(75,116)	(1,066,039)

Loss attributable to noncontrolling interest	(60,094)	(1,370)	-	(1,370)

Loss attributable to controlling interest	(1,086,711)	(1,440,277)	(75,116)	(1,064,669)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	30,154,241	24,368,947	31,545,022	25,243,713

NET LOSS PER SHARE-BASIC AND DILUTED:	$(0.04)	$(0.06)	$(0.00)	$(0.04)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

UNAUDITED

	NINE MONTHS ENDED	NINE MONTHS ENDED
	SEPTEMBER 30, 2017	SEPTEMBER 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,146,805)	$(1,441,647)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	153,691	-
Gain on change in fair value of derivatives	(164,257)	-
Common stock issued for services	83,750	18,750
Loss on debt conversion	-	126,870
Debt increase as a result of a consulting agreement	-	45,000
Warrants issued for services	14,688	614,288
Warrants issued for services-related party	147,856	148,952

Change in assets and liabilities
Decrease in deposits, prepaid expenses, and other current assets	176,869	-
Increase (decrease) in accounts payable and accrued expenses	137,305	(135,211)
Increase in accounts payable related party	-	(5,708)
Net cash used in operating activities	(596,903)	(628,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on loan payable-related party-convertible	(45,200)	-
Proceeds received from loan payable-other-convertible	314,650	-
Proceeds from line of credit - related party	235,000	780,500
Payment on current notes	-	(53,500)

Net cash provided by financing activities	504,450	727,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(92,453)	98,294

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	94,664	8,076

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,211	$106,370

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$70,000	$-
Income Taxes	$-	$-

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
Debt assigned to a related party	$-	$134,000
Debt assigned to a third party	$-	$215,405
Warrants issued for Related party accrued salary	$-	$417,100
Warrants issued for Employees accrued salary	$-	$1,737,035
Net assets acquired in Smart Fuel solution after non-controlling interest	$-	$53,710
Accrued liability settled by note payable	$-	$74,295
Conversion of loans payable to common stock	$130,000	$152,905
Conversion of accrued interest to common stock	$102,192	$-
Acquisition of minority interest in Smart Fuel	$360,000	$-
Common shares issued for equity purchase agreement	$27,000	$-
Debenture issued for equity purchase agreement	$75,000	$-
Expenses paid for by related party on behalf of the Company	$31,480	$-
Debt discount from convertible loan payable - BCF & OID	$50,650	$-
Unpaid additions to property, plant and equipment	$340,566	$-
Derivative liability from tainted notes and warrants reclassified from additional paid in capital	$380,518	$-
Resolution of derivative liability due to conversion of note	$27,582	$-
Debt discount due to derivatives	$179,798	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation and Accounting Policies:

The unaudited interim consolidated financial statements include the accounts of our Company and our former subsidiary, Smart Fuel Solutions, Inc. which was merged into the Company on June 30, 2017. On September 28, 2016, the Company acquired a controlling interest in Smart Fuel Solutions, Inc., (Smart Fuel) a Florida Corporation, established and staffed as a service company. Smart Fuel undertook and assisted with the operational responsibilities of the Company. Smart Fuel was a private company, majority owned by us. Effective June 30, 2017, we acquired the remaining minority interest in Smart Fuel and integrated its operations into the Company. The former ownership interest in Smart Fuel, held by third parties, are presented in the consolidated balance sheet within the equity section as a line item identified as “non-controlling interest”, separate from the parent’s equity. All significant inter-company balances and transactions have been eliminated in the consolidation as of and for the nine months ended September 30, 2017. There was not a strategic shift nor were there any discontinued operations from the collapse.

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

In the opinion of management, the information furnished in these unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the nine months ended September 30, 2017 and 2016. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Recent accounting pronouncements

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests with a Scope Exception”. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the implementation date and the impact of this amendment on its consolidated financial statements.

Note 2	Going Concern

These unaudited interim consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. For the nine months ended September 30, 2017, we had a net loss. We also have a working capital deficit and an accumulated deficit since inception. These factors raise substantial doubt about our ability to continue as a going concern.

These unaudited interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from a future uncertainty. The Company plans to continue funding itself through the generation of revenues and raising capital through loans and new equity.

Note 3	Acquisition of Minority Interest in Smart Fuel

Effective June 30, 2017, we merged Smart Fuel into the Company by acquiring the remaining 17.5% minority interest of 3,600,000 shares in exchange for a similar number of the Company’s common shares. The minority interest was valued at $360,000 based on the closing price of the Company’s stock at June 30, 2017 of $0.10 per share. We issued 3,000,000 shares valued at $300,000 to a minority shareholder of Smart Fuel as of September 30, 2017 and the remaining 600,000 shares to be issued, remain as a liability on our consolidated balance sheet. The difference in the fair value of the consideration and the carrying amount of the non-controlling interest of $466,128 was charged to additional paid in capital. As a result of the acquisition, Smart Fuel became a wholly-owned subsidiary of the Company. As of September 30, 2017, the Company has issued 3,000,000 of the 3,600,000 shares exchanged. The fair value of the remaining 600,000 shares is $60,000 and is carried on the consolidated balance sheet as stock payable. The Company also recognize Smart Fuel’s 3,143,000 outstanding warrants as if they had been issued by the Company.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4	Property, Plant, and Equipment

During the nine months ended September 30, 2017, we added $800,501 in construction in progress when we started development of our Ohio carbon finishing plant. Of the $800,501, there was $459,935 in carbon equipment that was moved to construction in progress due to the carbon equipment being refurbished for use in the plant. We have incurred to date $340,566 in engineering and design work in relation to our pyrolysis plant to be located in Texas. This brings the total construction in progress to $1,063,481 for the nine months ended September 30, 2017.

Note 5	Loan Payable – Related Party and Convertible

On March 3, 2017, we approved a new working capital line of credit loan with our CEO, Chris Bowers in the amount up to $150,000 at 8% due December 31, 2017. The note has conversion rights into our common shares at $0.10 per share. On March 8, 2017, we received $100,000 of this loan. To date the remaining balance of $50,000 has not been received. For the nine months ended September 30, 2017, this note had accrued interest in the amount of $4,537. The Company evaluated this convertible LOC for Beneficial Conversion Features (BCF) and concluded that the LOC incurred a BCF when it was issued on March 3, 2017. The BCF resulted in a debt discount in the amount of $35,300 of which $24,284 has been amortized for the nine months ended September 30, 2017 leaving a balance of $11,016 to be amortized going forward.

On August 15, 2016, we accepted a Line of Credit (LOC) in the amount of $500,000 from our CEO Chris Bowers. On November 14, 2016, we accepted a second Line of Credit (LOC) in the amount of $500,000 from our CEO. As of the September 30, 2017, these two LOCs had an outstanding balance in the amount of $1,000,000 with $20,000 in accrued interest on September 30, 2017. These LOCs accrue interest at the rate of 1% per month based upon $1,000,000 total balance. We have been paying $10,000 per month in interest on the two LOCs. The due date of the two loans is December 31, 2017. The funds were used for working capital in the Company. The first LOC has two Addendums attached to it. Addendum A clarifies debt conversion rights attached to the LOC at $0.20 per share of common stock. Addendum B clarifies other rights attached to the LOC. The Company received $100,000 on January 31, 2017 which represented the balance of the LOC2. There was no BCF on the balance of the LOC2. These other rights, referred to above, are numbered below. (The second LOC has the same rights as that of the first LOC). These certain other rights in Addendum B provide for the following:

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

The Company evaluated these convertible LOCs for a BCF and concluded that the second LOC incurred a BCF when it was issued on November 14, 2016. The BCF resulted in a debt discount in the amount of $105,600 of which $8,800 was amortized for the year ended December 31, 2016. $79,200 has been amortized to interest expense for the nine months ended September 30, 2017 leaving a balance of $17,600 to be amortized going forward.

On February 1, 2016, we issued an 8%, $134,000 Note Payable to our CEO Chris Bowers for funds received. These funds were issued to Smart Fuel for a promissory note for the same amount at eight percent (8%). The funds were intended for the working capital needs of Smart Fuel Solutions. On September 28, 2016, we acquired controlling interest in SFS; we assumed the note. The note is convertible at $0.50 per share and matures December 31, 2017. As of September 30, 2017, the accrued interest on this note was $12,622.

We have an unsecured line of credit with H. E. Capital, S. A., a related party. The line of credit accrues interest at the rate of 8% per annum. The due date of the line of credit has been extended to December 31, 2017. Balance of the line of credit at September 30, 2017 was $456,537 with accrued interest in the amount of $52,620. We previously had an agreement with H.E. Capital wherein we paid $5,000 monthly for financial services. As of December 31, 2016, this agreement is no longer in effect. H. E. Capital’s activity for the nine months ended September 30, 2017, included advancing $35,000 to the Company and receipt of $45,200 in payment from the Company. H. E. Capital converted $30,000 of the line of credit and $100,000 in accrued interest into 1,300,000 shares of our common stock on April 3, 2017 at a $0.10 conversion rate. A schedule of the H. E. Capital loan activity, principal only, with us for the nine months ended September 30, 2017 and for the year ended December 31, 2016 is as follows:

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

H. E. Capital S.A. transactions for 2017	September 30, 2017	December 31, 2016

Beginning Balance	$496,737	$241,582
Proceeds	35,000	352,000
Reclassification from accounts payable & accruals	-	76,060
Consulting fees	-	60,000
Assignments	-	(190,000)
Non-cash conversions to stock	(30,000)	(42,905)
Cash paid to H. E. Capital	(45,200)	-

Ending Balance	$456,537	$496,737

Note 6	Secured Debentures

On January 24, 2011, we entered into a series of securities purchase agreements with accredited investors pursuant to which we sold an aggregate of $380,000 in 12% secured debentures. The Debentures are secured by the assets of the Company pursuant to security agreements entered into between us and the investors. As of September 30, 2017 these secured debentures have an outstanding balance of $305,000 and accrued interest in the amount of $264,975. These debentures are in default and the Company is in negotiations with the holders for extensions.

Note 7	Loan Payable – Other and Convertible

On May 16, 2016, we approved H.E. Capital S.A.’s (HEC) request to assign to a private company $200,000 of its Line of Credit Note. We approved the request and reduced HEC’s Line of Credit Note for that amount and record a new note. On July 19, 2016, the private company converted $100,000 of its note into 1,000,000 common shares of the Company’s stock. As of September 30, 2017, the note balance is $100,000 with accrued interest in the amount of $12,405.

On July 1, 2016, we issued a note to a private individual in the amount of $49,295. This new note has $0.50 conversion rights attached to it and accrues interest at 8%. As of September 30, 2017, this note had accrued interest in the amount of $4,938.

On April 12, 2017, we received working capital funds in the amount of $100,000 from a private company. The note has an interest rate of 8% and is due on April 11, 2018. The note has a variable conversion price feature per the agreement, in which, if the stock price is below $0.20 per share at conversion, the lender can convert at a 15% discount on the stock price. On July 21, 2017, the private company holding this $100,000 note with its accrued interest in the amount of $2,192 exercised their right to convert in exchange for 1,481,040 shares of our common stock. The conversion price was the price of the stock at the time with a 15% discount to the market price. On the date of conversion, it was determined this note had derivative discount in the amount of $28,130 which was amortized in full. See Note 10.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On May 5, 2017, we received working capital funds in the amount of $77,500 from Auctus Fund LLC (“Auctus”). The note has an interest rate of 10% and is due February 5, 2018. The note has prepayment conditions. The note can be prepaid any time during the period beginning on the issue date and ending on the date which is ninety (90) days following the issue date at 125% of the unpaid principal balance including interest. The note can be prepaid at any time during the period beginning the day which is ninety- one (91) days following the issue date and ending on the date which is one hundred eighty (180) days following the issue date at 135% of the unpaid principal balance plus interest. After the expiration of one hundred eighty (180) days following the date of the note, the Company shall have no right of prepayment. The note has a variable conversion price feature per the agreement. The conversion feature starts on August 5, 2017. The conversion price shall equal the lesser of (i) the average of the two (2) lowest trading prices during the previous twenty-five (25) trading day period ending on the latest complete trading day prior to the date of this note and (ii) the variable conversion price. The variable conversion price shall mean 55% multiplied by the market price, representing a discount rate of 45%. Market price means the average of the two (2) lowest trading prices for the common stock during the twenty-five (25) trading day period ending on the latest complete trading day prior to the conversion date. As of September 30, 2017, the note had accrued interest in the amount of $1,980. During the third quarter, it was determined this note had derivative discount in the amount of $40,538 of which $9,450 was amortized leaving a balance of $31,088. See Note 10. Subsequent to September 30, 2017, this note was paid in full.

On May 16, 2017, we received working capital funds in the amount of $74,650 from EMA Financial LLC (“EMA”). The note is in the amount of $77,500 with an original issue discount (OID) in the amount of $2,850 and has an interest rate of 10% and is due May 1, 2018, date of the note. The note has prepayment conditions. The note can be prepaid any time during the period beginning on the issue date and ending on the date which is six months following the issue date. If paid within 90 days from the issue date, the payment is at 125% of the unpaid principal balance including interest. If the note is prepaid at any time during the period beginning the day which is ninety- one (91) days following the issue date and ending on the date which is one hundred eighty (180) days following the issue date, the payment is at 135% of the unpaid principal balance plus interest. After the expiration of one hundred eighty (180) days following the date of the note, the Company shall have no right of prepayment. The note has a variable conversion price feature per the agreement. The conversion feature starts on July 15, 2017. The conversion price is equal to the lower of: (i) the closing sale price of the common stock on the principal market on the trading day immediately preceding the closing date, and (ii) 55% of either the lowest sale price for the common stock on the principal market during the twenty-five (25) consecutive trading days immediately preceding the conversion date or the closing bid price, whichever is lower. As of September 30, 2017, the note had accrued interest in the amount of $1,981. The note also had an OID balance in the amount of $1,663 after amortizing $1,187 to interest expense. During the third quarter, it was determined this note had derivative discount in the amount of $48,630 of which $10,047 was amortized leaving a balance of $38,583. See Note 10. Subsequent to September 30, 2017, this note was paid in full.

On July 20, 2017, we entered into an equity purchase agreement for up to $5,000,000 of our common stock with Peak One Opportunity Fund, LP (Peak One). In connection with that same agreement, we also entered into a related registration rights agreement. We issued a non-interest bearing convertible debenture maturing on July 20, 2020 in the amount of $75,000 to Peak One as a commitment fee in connection with the agreement, as well as agreed to issue 300,000 shares of our common stock as commitment shares. On July 25, 2017, we issued these shares valued at $27,000. Both the commitment debenture and commitment shares were charged to other current assets until such time the registration statement is filed after which the amount will be offset against the proceeds of the offering. The note is convertible after 180 days from issuance at a conversion price equal to 90% of the lowest closing bid price of the last 20 days prior to the conversion date.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On July 27, 2017, we received the first of three installments in connection with Peak One Opportunity LP (Peak One) purchase agreement for certain Company convertible debentures totaling $425,000. We issued to Peak One a three year $75,000 non-interest bearing debenture maturing on July 26, 2020. The debenture had an OID (original issue discount) in the amount of $12,500. As of September 30, 2017, there was a remaining OID in the amount of $12,083. The debentures when issued are convertible into common shares of the Company with certain terms and conditions as set forth in the agreement. The Holder is entitled to, at any time or from time to time, to convert the conversion amount into conversion shares, at a conversion price for each share of common stock equal to the lesser of (a) $0.15 or (b) sixty five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of the common stock for the twenty (20) trading days immediately preceding the date of the date of conversion of the debentures subject in each case to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events. During the third quarter, it was determined this note had derivative discount in the amount of $62,500 of which $976 was amortized leaving a balance of $61,524. See Note 10.

Note 8	Loan Payable – Other and Non-Convertible

On November 16, 2012, we issued a note to a private individual in the amount of $170,000 with interest accruing at 8% per annum. This note has been extended to December 31, 2017. As of September 30, 2017, the accrued interest was $17,102.

Note 9	Commitments and Contingencies

On March 29, 2017, we entered into a lease and working capital credit facility with Caliber Capital & Leasing LLC and its assignee, Real Estate Acquisition Development Sales, LLC (“READS”). Under the agreements, READS is providing an initial commitment of up to $2.5 million for the construction of our first processing line in our centralized Carbon Finishing Plant in Ohio. The loan is dated for April 4, 2017. We have received $450,000 from READS subsequent to September 30, 2017, please see subsequent events note 13.

On March 29, 2017, we also signed the Master Equipment and Building Related Lease Agreement for $100 Million. The lease covers land, buildings and equipment. The equipment will have an initial term of seven years; after which we will have the option to purchase the facility from READS or renew the lease under the same terms. The commencement date was scheduled for April 4, 2017. We have received $450,000 from READS subsequent to September 30, 2017; please see subsequent events note 13.

On April 11, 2017, our wholly owned subsidiary GETH CFP, Inc. signed a 10-year lease with the Lawrence Economic Development Corporation of Lawrence County, Ohio for the lease of 11,200 sq. ft. of manufacturing space for our carbon finishing plant in Ohio. The lease had a start date of June 1, 2017, which has been extended to the opening of the Carbon Plant and runs to June 1, 2027. The lease has three, five year extensions. The lease is $4.00 per sq. ft. with initial payments in the amount of $3,733 per month. The first extension is at $4.50 per sq. ft. with payments in the amount of $4,200 per month.

On July 20, 2017, we entered into an equity purchase agreement for up to $5,000,000 of our common stock with Peak One Opportunity Fund, LP (“Peak One”). In connection with that same agreement, we also entered into a related registration rights agreement. We issued a convertible debenture in the amount of $75,000 to Peak One as a commitment fee in connection with the agreement, as well as agreed to issue 300,000 shares of our common stock as commitment shares. On July 25, 2017, we issued these shares valued at $27,000. Both the commitment debenture and commitment shares were charged to other current assets until such time the registration statement is filed after which the amount will be offset against the proceeds of the offering.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10	Fair value of Financial Instruments and Derivative Liabilities

The carrying value of cash, accounts payable and accrued expenses, and debt approximate their fair values because of the short-term nature of these instruments and approximate market interest rates of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The notes totaled $150,000 with net discounts in the amount of $73,607.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

●	Level 1 -	Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

●	Level 2 -	Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily-available pricing sources for comparable instruments.

●	Level 3 -	Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2017:

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheet on a recurring basis, and their level within the fair value hierarchy as of September 30, 2017:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$297,160	$-	$-	$297,160
Warrant derivative liabilities	$71,317	$-	$-	$71,317
Total	$368,477	$-	$-	$368,477

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 7), that became convertible during the third quarter ended September 30, 2017, qualified them as derivative instruments since the number of shares issuable under the notes are indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. These convertible notes tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

The valuation of the derivative liability of the warrants was determined through the use of a Multinomial Lattice model that values the liability of the warrants based on a risk-neutral valuation where the price of the option is its discounted expected value. The technique applied generates a large number of possible (but random) price paths for the underlying common stock via simulation, and then calculates the associated exercise value (i.e. “payoff”) of the option for each path. These payoffs are then averaged and discounted to a current valuation date resulting in the fair value of the option.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The valuation of the derivative liability attached to the convertible debt was arrived at through the use of a Multinomial Lattice model that values the derivative liability within the notes. The technique applied generates a large number of possible (but random) price paths for the underlying (or underlyings) via simulation, and then calculates the associated payment value (cash, stock, or warrants) of the derivative features. The price of the underlying common stock is modeled such that it follows a geometric Brownian motion with constant drift, and elastic volatility (increasing as stock price decreases). The stock price is determined by a random sampling from a normal distribution. Since the underlying random process is the same, for enough price paths, the value of the derivative is derived from path dependent scenarios and outcomes. The features in the notes that were analyzed and incorporated into the model included the conversion features with the reset provisions, the call/redemption/prepayment options, and the default provisions. Based on these features, there are six primary events that can occur; payments are made in cash; payments are made with stock; the note holder converts upon receiving a redemption notice; the note holder converts the note; the issuer redeems the note; or the Company defaults on the note. The model simulates the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, conversion price, etc.). Probabilities were assigned to each variable such as redemption likelihood, default likelihood, and timing and pricing of reset events over the remaining term of the notes based on management projections. This led to a cash flow simulation over the life of the note. A discounted cash flow for each simulation was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability.

Key inputs and assumptions used to value the convertible notes and warrants upon issuance or tainting and also as of September 30, 2017.

●	The stock price of 0.100 to $0.0721 in these periods (variable conversion price; reset provisions; and upon redemption or default penalties) would fluctuate with the Company projected volatility;

●	An event of default adjusting the interest rate would occur 0% of the time for all notes except the Peak 1 Note which increases 0.50% per month to a maximum of 5% with the corresponding penalty;

●	The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of comparable companies and the term remaining for each note was from 204% through 313% at issuance, conversion, and quarters ends;

●	The Company would redeem the notes (with the corresponding penalty) projected initially at 0% of the time for all notes except the EMA and Auctus notes which increase monthly by 1.0% to a maximum of 5.0% (from alternative financing being available for a redemption event to occur); and

●	For the variable rate (some notes include conversion rate ceilings – the lessor of variable rates and a fixed rate) and fixed rate notes, the holder would convert (after 0 days) at maturity based on ownership and trading volume limits; and

●	The holder would automatically convert the note or exercise early at a multiple of the conversion/exercise or the stock price if the registration was effective (after 0 days) and the Company was not in default.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Using the results from the model, the Company recorded a derivative liability of $127,660 for newly granted warrants (see note 11) and a derivative liability of $441,120 for the fair value of the convertible feature included in the Company’s convertible debt instruments with a corresponding charge to debt discount of $179,798, a “day 1” derivative of $8,464 and additional paid in capital of $380,518 for the tainted equity linked convertible notes and warrants. The debt discount on the convertible notes of $179,798 is being amortized over the remaining term of the notes using the effective interest rate method. Interest expense related to the amortization of this debt discount for the nine months ended September 30, 2017, was $48,603. The remaining unamortized debt discount related to the derivative liability was $131,195 as of September 30, 2017. The Company also recorded a reclassification from derivative liability to equity of $27,582 for the conversion of a portion of the Company’s convertible notes.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at December 31, 2016	$-
Fair value of derivative liability at issuance charged to debt discount	179,798
Fair value of derivative liability at issuance charged to derivative loss	8,464
Fair value of derivative liability at issuance reclassified from additional paid in capital	380,518
Settlement of derivative liability due to conversion	(27,582)
Unrealized derivative gain included in other expense	(172,721)
Balance at September 30, 2017	$368,477

Note 11	Equity

Common Stock

We have 250,000,000 common shares of $0.001 par value stock authorized. On December 31, 2016, we had 28,517,597 common shares outstanding. As of September 30, 2017, we had 35,073,637 common shares outstanding.

On January 15, 2017, we issued 100,000 common shares for consulting services valued at $20,000.

On April 3, 2017, H. E. Capital converted $30,000 of its line of credit and $100,000 of its accrued interest into 1,300,000 shares of our common stock at a $0.10 conversion rate.

On May 15, 2017, we issued 125,000 common shares for consulting services valued at $26,250.

On May 25, 2017, we issued 250,000 common shares for consulting services valued at $37,500

On July 21, 2017, a private company holding a note in the amount of $100,000 with its accrued interest in the amount of $2,192 exercised their right to convert in exchange for 1,481,040 shares of our common stock. The conversion price was the price of the stock at the time with a 15% discount to the market price. On the date of conversion, it was determined this note had derivative liability in the amount of $27,582 which was credited to additional paid in capital. See Note 10.

On July 25, 2017, we issued 300,000 common shares as a commitment fee in relation with the Peak One Opportunity Fund, LP equity stock purchase agreement signed on July 20, 2017. The stock was valued at $27,000 and charged to other current assets after which the amount will be amortized over the proceeds of the offering.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On September 26, 2017, we issued 3,000,000 common shares to Black Lion Oil Ltd in connection with the acquisition of the minority interest in Smart Fuel. See Note 3.

On March 3, 2017, the Company evaluated a convertible LOC to its CEO for BCF and concluded that the LOC incurred a BCF when it was issued on March 3, 2017. The BCF resulted in a debt discount in the amount of $35,300 credited to additional paid in capital of which $24,284 has been amortized for the nine months ended September 30, 2017 leaving a balance of $11,016 to be amortized going forward.

Warrants

As of September 30, 2017, we had 19,708,341 common stock warrants outstanding

On January 9, 2017 our subsidiary, Smart Fuel, issued 150,000 warrants to each of its four directors. These warrants were valued at $142,857 using the Black-Sholes model. The grant date fair value calculation included the three year US Treasury note interest rate of 1.48%, dividend yield of 0, expected volatility of 289% and the expected term of three years. These warrants were fully vested and have an exercise price of $0.10 per share, and expire on December 31, 2019.

On February 8, 2017, we had 1,000 common stock warrants expire. These were five year warrants issued on February 9, 2012. These warrants had a conversion rate of $10 per warrant

On May 25, 2017, we issued 100,000 common stock warrants for services rendered valued at $14,688 by the Black Scholes method. The grant date fair value calculation included the three year US Treasury note interest rate of 1.04%, dividend yield of 0, expected volatility of 290% and the expected term of three years. These warrants were fully vested when issued and have a conversion price of $0.50 per share. These warrants expire on May 25, 2020.

On June 8, 2017 we issued 50,000 warrants to our president, CEO and board member, Chris Bowers. These warrants were valued at $4,999 using the Black-Scholes model. The grant date fair value calculation included the three year US Treasury note interest rate of 1.04%, dividend yield of 0, expected volatility of 289% and the expected term of three years. These warrants were fully vested and have an exercise price of $0.10 per share, and expire on December 31, 2019.

During the nine months ended September 30, 2017, the Company recorded a derivative liability for its outstanding warrants in the amount of $127,660 due to the variable convertible notes becoming convertible during the third quarter. There was no derivative liability for the nine months ended September 30, 2016. The Company recognized a fair market change in the recorded derivative in the amount of $56,343 which was recorded on the consolidated statement of operations in the category listed as other income and expenses. The balance of the derivative liability-warrants on September 30, 2017 was $71,317.

Note 12	Related Party Transactions

On January 9, 2017 our subsidiary, Smart Fuel, issued 150,000 warrants to each of its four directors. These warrants were valued at $142,857 by the Black-Sholes method. The grant date fair value calculation included the three year US Treasury note interest rate of 1.48%, dividend yield of 0, expected volatility of 289% and the expected term of three years. These warrants were fully vested and have an exercise price of $0.10 per share of the Company’s common stock, and expire on December 31, 2019.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On June 8, 2017 we issued 50,000 warrants to our president, CEO and board member, Chris Bowers. These warrants were valued at $4,999 using the Black-Scholes model. The grant date fair value calculation included the three year US Treasury note interest rate of 1.04%, dividend yield of 0, expected volatility of 289% and the expected term of three years. These warrants were fully vested and have an exercise price of $0.10 per share, and expire on December 31, 2019.

On September 26, 2017, we issued 3,000,000 common shares to Black Lion Oil Ltd, one of the minority interest shareholder, in connection with the acquisition of the minority interest in Smart Fuel. A member of our board of directors, Chris Smith, is also a director of Black Lion Oil.

At September 30, 2017, we owed our CEO, Chris Bowers, for expenses paid on behalf of the Company in the amount of $31,480. This amount is classified as Due to Related Party in the consolidated balance sheet, is unsecured, non-interest bearing and due on demand.

Note 13	Subsequent Events

Subsequent to September 30, 2017, we received a total of $450,000 from READS in connection with their initial commitment to fund up to $2.5 million of the construction of the Company’s first processing line in our centralized Carbon Finishing Plant in Ohio. See Note 9

On November 1, 2017, the Company issued an eight percent (8%) convertible note in the amount of $75,000. The note is convertible to the Company’s common stock at $0.05 per share. On November 7, 2017, the noteholder converted the note and the Company issued 1,500,000 shares as full settlement of the loan.

On November 2, 2017, H. E. Capital converted $200,000 of its line of credit into 2,000,000 shares of our common stock at a $0.10 conversion price.

In November 2017, we paid in full the EMA and Auctus notes.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three and nine months ended September 30, 2017 and September 30, 2016. You should refer to the Consolidated Financial Statements and related Notes in conjunction with this discussion.

Corporate History

On November 20, 2009, the Company, formerly known as Wolfe Creek Mining, Inc., entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Green EnviroTech Acquisition Corp., a Nevada corporation, and Green EnviroTech Corp. On July 20, 2010, the Company changed its name to Green EnviroTech Holdings Corp.

Overview of Our Business

Green EnviroTech Holding Corp. (OTC: GETH) is first and foremost a technology company. Our mission is to find, develop and implement practical, economical solutions to address environmental issues associated with the production of waste, energy, water and food; and to create jobs and stimulate economic growth in the local communities where we operate as we strive to achieve this mission.

Our first market will be to process end of life tires, starting in the USA. Our GEN 1 End of Life Tire Processing Solution is ready for deployment and we have secured a $100 Million project finance facility that will be used to build a Carbon Finishing Plant (CFP) in Ohio, and build two, GEN 1 End of Life Tire Processing Plants. When fully operational in early 2019, we expect these plants to process 100,000 tons per year of end of life tires and generate more than $40 Million of annual revenue.

Our goal over the next five years (by 2022) is to be processing 25% of the end of life tire feedstock in the USA, which would generate more than $200 Million in annual revenues, making GETH the market leader in the USA. In order to keep up with our five year building program, we expect to be commissioning numerous tire processing plants in a number of strategic locations throughout the country. With our expansion program, we intend to construct additional finishing lines at our central Carbon Finishing Plant in Ohio. Achieving our goal would mean that over 800,000 tons of end-of-life tires will be diverted from landfills. We see our expansion program creating hundreds of jobs, often in areas of low employment opportunity.

Recent Developments

Over the first nine months of 2017, we have been building on the progress we made in 2016 so as to build a firm foundation from which to launch growth. The last four months have been dedicated to consolidating our position and securing our first draw from READS LLC (Real Estate Assets/Real Estate Acquisition Development & Sales) who provided our lease finance facility. It was subsequent to September 30, 2017 that we received our first draw from READS. Due to the delay in receiving our first, as a result, the execution of our business plan has slipped by several months, and we now forecast the Carbon Finishing Plant, which is currently under construction, to be operating in Q2 of 2018. For the remainder of 2017, we will continue to be in an investment mode for which we anticipate these investments to generate revenues starting in the first quarter of 2018, a forecast revenue of $3 Million in 2018, and an estimated $30 Million in recurring revenues from 2019 onwards.

Management intends to finance operating costs over the next twelve months with revenues generated in 2018, credit lines, loans and/or private placement of common stock.

Effective June 30, 2017, we merged Smart Fuel Solutions, Inc. (Smart Fuel) into the Company. Smart Fuel was a service company whose President and Chief Executive Officer was Chris Bowers. Chris Bowers became our new President and Chief Executive Officer effective December 2016. Smart Fuel has always promoted our Company and was assisting us with our operational responsibilities in all areas of management, including engineering and proposed plant development sites. It was decided that merging the two companies was the best alternative going forward. We already owned 17,000,000 of SFS’s 20,600,000 outstanding shares. The Company negotiated with Smart Fuel’s minority shareholders to take one-for-one conversion of the Company’s shares for Smart Fuel’s shares. The 3,600,000 minority shares were valued at $360,000 based on the Company’s closing price on June 30, 2017 of $0.10 as a result of the merger. We issued to the largest minority Smart Fuel shareholder 3,000,000 common shares on September 26, 2017 valued at $300,000. The remaining amount of $60,000 is carried on the consolidated balance sheet as Stock Payable at September 30, 2017. The balance of the shares to be issued will be in the last quarter of 2017.

The Company’s acquisition of the minority interest of Smart Fuel was accounted as an equity transaction in accordance with ASC 810-10-45 and consequently, no gain or loss was recognized in the consolidated statements of operations. The difference in the fair value of the consideration and the carrying amount of the non-controlling interest of $466,128 was charged to additional paid in capital.

On April 11, 2017, our wholly owned subsidiary GETH CFP, Inc. signed a ten- year lease with the Lawrence Economic Development Corporation of Lawrence County, Ohio for the lease of 11,200 sq. ft. of manufacturing space for our carbon finishing plant in Ohio. The lease had a start date of June 1, 2017, but this date has been extended until the opening of the carbon plant and runs to June 1, 2027. The lease has three five year extensions. The lease is $4.00 per sq. ft. with initial payments in the amount of $3,733 per month. The second extension is at $4.50 a sq. ft. with payments in the amount of $4,200 per month.

On March 29, 2017, Green EnviroTech Holdings Corp. entered into a lease and working capital credit facility with Caliber Capital & Leasing LLC and its assignee, Real Estate Acquisition Development Sales, LLC (“READS”). Under this agreement, READS is providing an initial commitment of up to $2.5 million for the construction of the Company’s first processing line in its centralized Carbon Finishing Plant in Ohio. Work commenced on April 4, 2017. Subsequent to September 30, 2017, we have received $450,000 from the facility for working capital.

On March 29, 2017, we also signed the Master Equipment and Building Related Lease Agreement. The agreement provides for up to $97.5 million in financing, subject to successful due diligence and underwriting, to be used for construction of additional facilities in the USA. The lease will have an initial term of seven years after which we will have the option to purchase the facility from READS or renew the lease under the same terms. The purchase option requires an appraisal with the final purchase price being at Fair Market Value based upon the appraisal. The commencement date was April 4, 2017. Subsequent to September 30, 2017, we have received $450,000 from the facility for working capital.

On February 9, 2017, we established GETH CFP, Inc., a wholly owned subsidiary, formed in Delaware. This subsidiary will be our new carbon finishing plant located in Ohio.

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

Results of Operations

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016.

Revenues and Cost of Revenues

The Company is a pre revenue-stage technology company that has developed a GEN 1 End of Life Tire Processing Solution that produces two valuable end products – Brent crude standard blend stock oil and carbon black. The Company had no operating revenues or cost of revenues for the nine months ended September 30, 2017 and 2016.

Operating Expenses

The salaries and professional fees for the nine months ended September 30, 2017 were $689,349 as compared to $1,129,785 for the nine months ended September 30, 2016, a decrease of $440,436, representing a 39% decrease. The salaries and professional fees for the nine months ended September 30, 2017 included $90,000 in salaries, $57,500 in stock issued for services, $162,544 in warrants issued for services, and $379,305 in professional fees. Compared to the nine months ended September 30, 2016, there were $763,240 in warrants issued for services, $212,281 in professional fees and $151,533 in salaries.

The general and administrative expenses for the nine months ended September 30, 2017 were $285,384 as compared to $101,616 for the nine months ended September 30, 2016, an increase of $183,768 representing 181% increase. The major increase was the result of an increase in the product samples, lab rent and lab expenses of $79,323, marketing expenses of $12,761, insurance of $62,824 and travel expenses in the amount of $73,045 for the nine months ended September 30, 2017 compared to minimal expenses in these accounts for the nine months ended September 30, 2016 except for travel which amounted to $45,910.

Other Income and Expenses

Other income and expenses for the nine months ended September 30, 2017 were $172,072 in expenses as compared to $210,246 in expenses for the nine months ended September 30, 2016, a decrease of $38,174 in expenses representing a decrease of 18%. We recorded for the nine months ended September 30, 2017, interest expense on our outstanding notes in the amount of $336,329 as compared to $83,376 in interest expense for the nine months ended September 30, 2016. The increase was due to the increase in new debt and recognition of $153,691 in amortization of debt discount charged to interest expense. A detail of the new debt can be found in the notes to the financial statements dealing with debt. We also recognized $164,257 in gain due to the fair value adjustment concerning our derivative liability.

Net Loss

As a result of the above, the Company had a net loss of $1,146,805 for nine months ended September 30, 2017 as compared to a loss of $1,441,647 for the nine months ended September 30, 2016.

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016.

The Company is a pre revenue-stage technology company that has developed a GEN 1 End of Life Tire Processing Solution that produces two valuable end products – Brent crude standard blend stock oil and carbon black. The Company had no operating revenues or cost of revenues for the three months ended September 30, 2017 and 2016.

Operating Expenses

The wages and professional fees for the three months ended September 30, 2017 were $31,518 as compared to $839,489 for the three months ended September 30, 2016, a decrease of $807,971 and approximately 96% decrease. The wages and professional fees for the three months ended September 30, 2017 included $31,518 in professional fees. For the three months ended September 30, 2016, the wages and professional fees had $123,141 in professional fees, $714,815 in warrants issued for services and $1,533 in wages.

The general and administrative expenses for the three months ended September 30, 2017 were $59,200 as compared to $62,613 for the three months ended September 30, 2016, a decrease of approximately 5%. This decrease of $3,413 was the result of a decrease in product sample expenses, travel, entertainment, advertising and marketing concerning the promotion of the company.

Other Income and Expenses

Other income and expenses for the three months ended September 30, 2017 were $15,602 in income as compared to $163,937 in expenses for the three months ended September 30, 2016, an increase of 110%. This increase of $179,539 was the result of an increase in interest expense on the working capital notes in the amount of $148,655 as compared to $37,067 in interest expense for the three months ended September 30, 2016. $86,912 of the interest expense was the result of amortization of debt discount charged to interest expense for the three months ended September 30, 2017 as compared to $0 for the three months ended September 30, 2016. We also recognized $164,257 in gain due to the fair value adjustment concerning our derivatives liability. There was no loss on debt conversion for the three months ended September 30, 2017 compared to a $126,870 loss on debt conversion for the three months ended September 30, 2016.

Net Loss

As a result of the above, the Company had a net loss of $75,116 for the three months ended September 30, 2017 as compared to a loss of $1,066,039 for the three months ended September 30, 2016.

Liquidity and Capital Resources

On September 30, 2017, we had a balance of cash in the bank in the amount of $2,211. We had other current assets in the amount of $142,596. Included in other current assets is $5,812 in prepaid expenses, $32,500 in deposits and $104,284 in other assets. Our PP&E account totaled $1,063,481 which included $459,935 in carbon equipment acquired in SFS asset acquisition in the prior year. We had $964,473 in accounts payable to vendors, we had $31,480 in accounts payable to officers, we had $393,160 in accrued interest on our note obligations. We also had $60,000 in stock payable for the issue of our stock to acquire the minority interest in Smart Fuel on June 30, 2017. 3,000,000 of these shares were issued in the third quarter and the balance will be issued in the fourth quarter. We had secured debentures payable in the amount of $305,000 explained in detail below. We had loan payable –related party-convertible in the amount of $1,661,921 explained in detail below. We had loan payable-other-convertible in the amount of $309,354 explained in detail below with $232,961 in current portion and $76,393 in long term portion. We had loan payable-other-non-convertible in the amount of $170,000 explained in detail below. Our loans with conversion features became impacted with derivative measurements as a result of two of our loans becoming qualified for conversion rights during this third quarter. These two loans’ conversion features are considered variable in direct relation with the market price of our stock. This feature tainted all of our convertible loans, which triggered a direct discount to these loans and a new balance sheet account recording listed as Derivative Liability. Please refer to Note 10 dealing with Derivatives in our notes to the financials for further information.

We had negative cash flows from operations for the nine months ended September 30, 2017 in the amount of ($596,903) as compared to the same period ended September 30, 2016 in the amount of ($628,706). The main reason for the increase in the negative cash flows had to do with the amortization of debt and derivative discounts in the amount of $153,691. We also had common stock issued for services in the amount of $83,750 and warrants issued for service in the amount of $162,544. We had cash provided of $504,450 in financing activities for the nine months ended September 30, 2017 as compared to $727,000 for the same period ended September 30, 2016. This decrease was due to a decrease in proceeds from loan payable-related party from $780,500 in 2016 to only $235,000 net of $45,200 paid in principal to related party in 2017. The decrease was offset by proceeds from loans payable others in the amount of $314,650.

On July 27, 2017, we received the first of three installments in connection with Peak One Opportunity LP (Peak One) purchase agreement for certain Company Convertible Debentures totaling $425,000. We issued to Peak One a three year $75,000 non-interest bearing debenture maturing on July 26, 2020. The debenture had an OID (original issue discount) in the amount of $7,500. As of September 30, 2017, there was a remaining OID in the amount of $7,084. The debentures when issued are convertible into common shares of the Company with certain terms and conditions as set forth in the agreement. The Holder is entitled to, at any time or from time to time, to convert the Conversion Amount into Conversion Shares, at a conversion price for each share of Common Stock equal to the lesser of (a) $0.15 or (b) Sixty Five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion of the Debentures subject in each case to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events.

On May 16, 2017, we received working capital funds in the amount of $74,650 from EMA Financial LLC. The note is in the amount of $77,500 with an original issue discount (OID) in the amount of $2,850 has an interest rate of 10% and is due May 1, 2018. The note has prepayment conditions. The note can be prepaid any time during the period beginning on the Issue Date and ending on the date which is six months following the Issue Date. If paid within 90 days from the Issue Date, the payment is at 125% of the unpaid principal balance including interest. If the note is prepaid at any time during the period beginning the day which is ninety- one (91) days following the Issue Date and ending on the date which is one hundred eighty (180) days following the Issue Date, the payment is at 135% of the unpaid principal balance plus interest. After the expiration of one hundred eighty (180) days following the date of the Note, the Company shall have no right of prepayment. The note has a variable conversion price feature per the agreement. The conversion feature starts on July 15, 2017. The conversion price hereunder shall equal the lower of: (i) the closing sale price of the Common Stock on the Principal Market on the Trading Day immediately preceding the Closing Date, and (ii) 55% of either the lowest sale price for the Common Stock on the Principal Market during the twenty-five (25) consecutive Trading Days immediately preceding the Conversion Date or the closing bid price, whichever is lower. As of September 30, 2017, the note had accrued interest in the amount of $1,981. The note also had an OID balance in the amount of $1,663 after amortizing $1,187 to interest expense.

On May 5, 2017, we received working capital funds in the amount of $77,500 from Auctus Fund LLC. The note has an interest rate of 10% and is due February 5, 2018. The note has prepayment conditions. The note can be prepaid any time during the period beginning on the Issue Date and ending on the date which is ninety (90) days following the Issue Date at 125% of the unpaid principal balance including interest. The note can be prepaid at any time during the period beginning the day which is ninety- one (91) days following the Issue Date and ending on the date which is one hundred eighty (180) days following the Issue Date at 135% of the unpaid principal balance plus interest. After the expiration of one hundred eighty (180) days following the date of the Note, the Borrower shall have no right of prepayment. The note has a variable conversion price feature per the agreement. The conversion feature starts on August 5, 2017. The conversion price shall equal the lesser of (i) the average of the two (2) lowest Trading Prices during the previous twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the date of this Note and (ii) the Variable Conversion Price. The Variable Conversion Price shall mean 55% multiplied by the Market Price, representing a discount rate of 45%. Market Price means the average of the two (2) lowest Trading Prices for the Common Stock during the twenty-five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. As of September 30, 2017, the note had accrued interest in the amount of $1,981.

On April 12, 2017, we received working capital funds in the amount of $100,000 from a private company. The note is convertible to common stock three months after the issuance date of the note. The note has an interest rate of 8% and is due on April 11, 2018. The note has a variable conversion price feature per the agreement, in which, if the stock price is below $0.20 per share at conversion, the lender can convert at a 15% discount on stock price. As of June 30, 2017, the note had accrued interest in the amount of $1,753. On July 21, 2017, the private company holding this note with its accrued interest in the amount of $2,192 exercised their right to convert in exchange for 1,481,040 shares of our common stock. The conversion price was the price of the stock at the time with a 15% discount to the market price.

On March 3, 2017, we approved a new working capital line of credit loan (LOC) with our CEO, Chris Bowers in the amount up to $150,000 at 8% due December 31, 2017. The note has conversion rights into our common shares at $0.10 per share. On March 8, 2017, we received $100,000 of this loan. To date the remaining balance of $50,000 has not been received. For the nine months ended September 30, 2017, this note had accrued interest in the amount of $4,537. The Company evaluated this convertible LOC for a Beneficial Conversion Features (BCF) and concluded that the LOC incurred a BCF when it was issued on March 3, 2017. The BCF resulted in a debt discount in the amount of $35,300 of which $24,284 was amortized to interest expense for the nine months ended September 30, 2017 leaving a balance of $11,016 to be amortized over the remaining term of the LOC.

On August 15, 2016, we accepted a LOC in the amount of $500,000 from our new CEO Chris Bowers. On November 14, 2016, we accepted a second LOC in the amount of $500,000 from our CEO. At September 30, 2017, these two LOCs had an outstanding balance in the amount of $1,000,000 with $20,000 in accrued interest. These LOCs accrue interest at the rate of 1% per month and are due on December 31, 2017. The funds were used for working capital of the Company. The first LOC has two Addendums attached to it. Addendum A clarifies debt conversion rights attached to the LOC at $0.20 per share of common stock. Addendum B clarifies other rights attached to the LOC. These other rights are numbered below. (The second LOC has the same rights as that of the first LOC). These certain other rights in Addendum B provide for the following:

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

The Company evaluated these convertible LOCs for BCF and concluded that the second LOC incurred a BCF when it was issued on November 14, 2016. The BCF resulted in a debt discount in the amount of $105,600 of which $8,800 was amortized for the year ended December 31, 2016. $79,200 has been amortized to interest expense for the nine months ended September 30, 2017 leaving a balance of $17,600 to be amortized over the remaining term of the LOC.

On February 1, 2016, we issued an 8%, $134,000 Note Payable to our CEO Chris Bowers for funds received. These funds were issued to Smart Fuel for a promissory note for the same amount at eight percent (8%). The funds were intended for the working capital needs of Smart Fuel. On September 28, 2016, we acquired a controlling interest in SFS and consequently assumed the note. The note is convertible at $0.50 per share and matures on December 31, 2017. As of September 30, 2017, the accrued interest on this note was $12,622.

We have an unsecured line of credit with H. E. Capital, S. A., a related party. The line of credit accrues interest at the rate of 8% per annum. The due date of the line of credit has been extended to December 31, 2017. Balance of the line of credit at September 30, 2017 was $456,537 with accrued interest in the amount of $52,620. We previously had an agreement with H.E. Capital wherein we paid $5,000 monthly for financial services. As of December 31, 2016, this agreement is no longer in effect. H. E. Capital’s activity for the nine months ended September 30, 2017, included advances of $35,000 to the Company and payments of $45,200. H. E. Capital also converted $30,000 of the line of credit and $100,000 in accrued interest into 1,300,000 shares of our common stock on April 3, 2017 at a $0.10 conversion rate. A schedule of the H. E. Capital loan activity with us for the nine months ended September 30, 2017 and for the year ended December 31, 2016 is as follows:

H. E. Capital S.A. transactions for 2017	September 30, 2017	December 31, 2016

Beginning Balance	$496,737	$241,582
Proceeds	35,000	352,000
Reclassification from accounts payable & accruals	-	76,060
Consulting fees	-	60,000
Assignments	-	(190,000)
Non-cash conversion to stock	(30,000)	(42,905)
Cash paid to H. E. Capital	(45,200)	-

Ending Balance	$456,537	$496,737

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 26, 2017, we issued 3,000,000 shares of common stock to Black Lion Oil Ltd. in connection with the merger of Smart Fuel Solutions, Inc., into the Company. These shares were valued at $0.10 per share and no general solicitation was used. These securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder as not involving any public offering.

Item 3. Defaults Upon Senior Securities.

We remain in default under promissory notes issued on January 21, 2011 for failure to make required payments of interest and principal by September 24, 2012. We are currently in negotiations regarding extensions on these notes.

Aggregate principal and interest owed as of the date of this filing are $569,975.

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

Green EnviroTech Holdings Corp.

Date: November 20, 2017	By:	/s/ Chris Bowers
Chris Bowers
Principal Executive Officer

Green EnviroTech Holdings Corp.

Date: November 20, 2017	By:	/s/ Gary M. DeLaurentiis
Gary M. DeLaurentiis
Principal Financial Officer

