Form 10-K
period 2017-12-31
GREEN ENVIROTECH HOLDINGS CORP.
filed 2018-04-30
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $2,188,185 as of June 30, 2017.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 26, 2018, there were 42,203,301 shares of the issuer’s common stock, par value $0.001, outstanding.

PART I

ITEM 1. BUSINESS

Our Principal Offices

Our executive offices are located at 14699 Holman Mountain Road, Jamestown, CA 95327 and our phone number at this address is (209) 881-3523.

Corporate History

Green EnviroTech Holdings Corp. (formerly known as Wolfe Creek Mining, Inc.) was incorporated in the State of Delaware on June 26, 2007. On November 20, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Green EnviroTech Acquisition Corp., a Nevada corporation, and Green EnviroTech Corp. (“Green EnviroTech”), a plastics recovery, separation, cleaning, and recycling company. Green EnviroTech is a Nevada corporation formed on October 6, 2008, under the name EnviroPlastics Corporation. Pursuant to the Merger Agreement, on November 20, 2009 (the “Closing Date”), Green EnviroTech Acquisition Corp. merged with and into Green EnviroTech, resulting in Green EnviroTech becoming a wholly-owned subsidiary of us (the “Merger”). The acquisition of Green EnviroTech is treated as a reverse acquisition, and the business of Green EnviroTech became our business. Effective March 27, 2013, we completed a 1 for 100 reverse split of our common stock. Share amounts in this report have been retroactively adjusted for the reverse split.

During 2013, we entered into an agreement with Black Lion Oil Limited (“Black Lion”) whose primary focus is on emerging energy technology with broad applications. Under the agreement, we granted to Black Lion exclusive rights to the waste to oil process in specific territories outside of the United States. In return Black Lion paid $100,000 in cash to us as a fee. The original agreement provided for us to receive a 10% royalty which was later amended to receive 5% on gross revenues with any plant associated with Black Lion. We used the fee for working capital.

References hereinafter to “Green EnviroTech,” “we,” “us,” “our” and similar words refer to the Company.

Our Business

Green EnviroTech Holdings Corp. (GETH) is in the business of transforming unusable scrap tires into valuable end products - carbon black, oil and steel. We have spent 5 years building our team, perfecting our proprietary technology solution and developing our unique business model. In full production, our GEN 1 Solution is forecast to generate between 40% and 50% EBITDA.

We have developed a unique fast growth business model to underpin our drive to become market leader by 2023. This business model can be used for other technologies and we will be vigilant in our monitoring of the technological landscape to find and acquire technologies that will enhance our core business.

We will look to establish processing plant locations in economically disadvantaged areas so as to create jobs and stimulate economic growth in the local communities where we operate as we strive to achieve our purpose.

We originally focused on recycling plastic waste. The GETH team realized that recycling tires offered better commercial returns and, combined with an adverse change in the market conditions for recycling plastics, decided to focus on processing scrap tires. Since that time, GETH has invested in perfecting a proprietary scrap tire processing solution that would deliver good financial returns and could be deployed in the developed world.

GETH’s differentiator is a combination of its solution – the proprietary integration of proven commercial components with a state of the art control scheme (includes 24/7 real time performance monitoring of equipment); its unique business model, and its ability to manage the ecosystem - feedstock contracts, offtake agreements, sites, permits etc. that are required for the successful completion of a project.

Key Achievements to date

Over the last years, the GETH team has achieved the following:

●	Ready to deploy GEN 1 End of Life Tire Processing Solution that delivers 40% to 50% EBITDA with an independent engineering certification. Tire recyclers current EBITDA range are low often ranging from 0% to 10%
●	Secured two strategic partners as EPC contractors – BHP Engineering & Construction LLC and Schneider Electric – they will construct and start GETH Processing Plants; and help to ensure reliable uptime of GETH Processing Operations
●	Secured end product offtake agreements for Oil and for Carbon Black
●	Signed a $100 Million land, building and equipment lease finance facility from READS LLC. that has the capacity to fund the CAPEX requirements of the first 3 Phases (to 2020) of our 4 Phase strategy. This deal is on hold due to READS lack of ability to distribute funds.
●	Draw in progress from the $2.5 Million committed by READS LLC. lease finance facility to fund equipment and building of the Carbon Finishing Plant. Completion of the Carbon Finishing Plant will take 5 months and this effort is forecast to generate first operational revenues and cash by end of 2018. Unfortunately, the flow of funds from READS has been sporadic and have delayed the rollout of our strategy.
●	Have 3 projects in process in USA:

1.	Ohio Operation comprising

●	Carbon Finishing Plant:
●	GEN 1 End of Life Tire Processing Line – electromagnetic induction heating
●	GEN 2 End of Life Tire Processing Line – microwave heating

2.	Tire Processing Plant with a 100 tons per day capacity in Cleveland, TX: feedstock LOI completed, location secured – partnering with scrap tire collector

3.	Tire Processing Plant with 100 tons per processing capacity in Joppa, MD: partnership with scrap tire collector – feedstock and site secured, undergoing final stage of permitting process

●	Finalizing agreement with an offshore partner to develop, finance, build and operate GEN 1 End of Life Tire Processing Plants around the world. Revenues from overseas projects are not included in the current version of the company financials

The global environmental issue of End of Life Tires

The human race discards approximately one billion scrap tires each year: every twelve months we add another billion to the billions of tires already found in landfills, mono fills and tire dumps. Tire dumps are ideal habitats for rats, mosquitos, and poisonous snakes and often catch fire.

The challenge of End of Life Tires in the USA

Over 300 million scrap tires are discarded every year in the US; that is the equivalent of 800,000 scrap tires per day, every day. To provide an illustration of the scale of the problem, 300 million scrap tires would fill the Rose Bowl Football Stadium in Pasadena, which has a capacity to seat 92,000 people, more than 110 times.

This large annual volume adds to the billions of tires already in landfills, mono fills or dumps. Landfill space in the US is at a premium and China has recently erected their “green wall” and will not accept scrap tires from the US. In addition, end product markets for recycled tires are shrinking in volume. There is a significant need to find a viable financial, environmental and technological solution; and this presents a massive opportunity for GETH.

Tire Collectors (covered under Primary SIC Code 5093 and Primary NAICS Code 423930) typically deliver low profit margins – most of their revenue is generated from tipping fees and grading scrap tires for potential resale. The remaining tires are shredded with the majority being sent to landfill – a part of the Tire Collectors operation that loses money. The GETH solution will turbocharge their earnings potential by adding the additional profit from processing the tires that are currently sent to landfill at a cost to the Tire Collector.

The introduction of car sharing and autonomous vehicles, while likely to reduce the total volume of cars sold will actually keep the volume of scrap tires stable as tire wear will increase with the increase in intensity of use of the fewer cars.

Strategy

The key to success in the scrap tire processing market is to reach scale quickly. Our 4 phase step by step strategy supported by our unique business model – modular build; copy exact; hub and spoke – will enable GETH to achieve its goals with manageable risks.

Goals of GETH End of Life Tire Strategic Plan, 2018 - 2023

●	Plan to be processing 750,000 tons of scrap tires (25% of US annual scrap tire production)

○	Forecast to generate >$350 Million of annual revenue with EBITDA of 40%-50%
○	Forecast to produce 260,000 tons of carbon black (10% of US annual consumption)
○	Forecast to produce 2,300,000 barrels of crude oil (0.5% of US annual consumption)
○	Forecast to reduce CO emissions in the US by 750,000 tons per year
○	Forecast to create 500 direct jobs, often in economically deprived areas of the US

Highlights of the GETH Strategy & Plan

●	The $100 Million equipment and building lease finance facility from READS LLC has the capacity to fund all of the CAPEX required in the first three phases of our strategy. This deal is on hold due to READS lack of ability to distribute funds
●	GETH has drawn $493,000 from READS which has been used to refurbish used equipment. The remaining draw is in doubt and GETH is in final negotiations with other funding institutions to fill the gap in funding.
●	Phase 2 of the strategy is aimed at increasing revenues to 12 Million per year with an EBITDA of 37%
●	EBITDA increases from 21% in Phase 1 to >50% in Phase 4 due to scaling up operations
●	Costs to produce GETH Carbon Black and Oil are expected to be between 32% to 56% lower than traditional methods; with the added benefit of minimum emissions

The Four Phases of the GETH Strategy & Anticipated Milestones

●	Phase 1, 2018: Generate first revenues and cash from sales of Carbon Black by mid-2018
●	Phase 2, 2018 and 2019: Build first Tire Processing Lines; generate revenues from sales of Carbon Black and Oil
●	Phase 3, 2019 and 2020: Build first Tire Processing Plants (consisting of 8 single lines) and additional Carbon Finishing Lines
●	Phase 4, 2020 to 2023: Rapid expansion of Tire Processing Plants and Carbon Finishing Plant

Phase 1, 2018: Generate first revenues and cash from sales of Carbon Black

GETH is planning to secure $2.5 Million of equipment and asset funding to build and start operation of the Carbon Finishing Plant (CFP); a five-month project from funding. GETH forecasts that it will generate revenue and cash by end of 2018.

Phase 1: Milestones

●	Month 1: Milling equipment refurbishment completed; Pelletizing equipment ordered
●	Month 2: Electrical design completed;
●	Month 3: Pelletizing equipment installed; electrical equipment ordered; feedstock sourced for test runs
●	Month 4: Electrical equipment installation starts; building modifications completed
●	Month 5: Electrical equipment installed; Milling equipment installed; Operating Staff hired and trained
●	Month 6: Production runs begin; 50 tons of product shipped to customer; Feedstock and Sales Manager hired; Feedstock supplies increased; Additional product samples distributed
●	Month 7: Full production runs; A/P and A/R staff hired

Phase 2, 2018 and 2019: Build first Tire Processing Lines; generate revenues from sales of Oil

GETH plans to secure an additional $12 million from the READS finance facility to build and start a GEN 1 Tire Processing Line and a GEN 2 Tire Processing Line, co-located with the Carbon Finishing Plant in Ironton, OH.

These Tire Processing Lines when operating at full capacity in mid-2019 will provide additional feedstock for the Carbon Finishing Plant and are forecast to generate an additional $3.7 Million of annual revenue with an increase in EBITDA to 34%.

Phase 3, 2019 and 2020: Build first Tire Processing Plants and additional Carbon Finishing Lines

GETH plans to draw an additional $60 - $70 Million to build two 100 tons per day Tire Processing Plants – one in Cleveland, TX and one in Joppa, MD.

These processing plants are forecast to generate $30 million of annual revenues with >40% EBITDA.

Phase 4, 2020 to 2023: Rapid expansion of Tire Processing Plants and Carbon Finishing Plant

GETH plans to build an additional 720,000 tons of scrap tire processing capacity in the USA during Phase 4 of the strategic plan. Total capital cost is estimated to be an incremental $600 Million.

Carbon Black End Product Market

Traditional approaches to producing virgin carbon black, a black powder or granular substance, involve the incomplete combustion of hydrocarbons in a limited supply of air, a process that generates sulfur oxide and nitrogen oxide emissions.

Uses of carbon black include:

●	As a pigment and reinforcement in automobile tires. Carbon black helps conduct heat away from the tread and belt area of the tire, reducing thermal damage and increasing tire life
●	In some radar absorbent materials to reduce the radar cross-section of an aircraft
●	In photocopier and laser printer toner; and in other inks and paints
●	In coloring of resins and films, due to the high tinting strength and stability of carbon black
●	In belts, hoses, and other non-tire rubber goods
●	As a pigment in inks, coatings and plastics. For example, it is added to polypropylene because it absorbs ultraviolet radiation, which otherwise causes the material to degrade
●	In various applications for electronics. As a good conductor of electricity, carbon black is used as a filler mixed in plastics, elastomer, films, adhesives, and paints
●	As an anti-static additive for fuel caps and pipes for automobiles
●	In food and beverage packaging around the world. It is used in multi-layer UHT milk bottles in the US, parts of Europe and Asia, and South Africa, and in items like microwavable meal trays and meat packaging trays in New Zealand

The global market for carbon black should be approximately $20.4B by 20221.

1.	Carbon Black – A Global Market Overview; © Industry Experts

Anticipated Cost of production of Carbon Black – GETH vs Traditional

Feedstock Source	Production Cost per lb.
Phase 1: GETH using third party tire char	$0.34/ lb.
Phase 2: GETH Tire Processing Single Lines (co-located with GETH Carbon Finishing Plant)	$0.16/ lb.
Phase 3: GETH Tire Processing Plants (includes cost of transportation)	$0.22/ lb.
Traditional costs of Carbon Black production from oil or coal	Estimated at $0.50+/ lb.

GETH’s initial cost of production to complete the size reduction and make the agglomerate ready for shipment to customers is expected to be $0.34/lb. based on daily production of 24 tons per day. To start production, we will purchase tire char from third party producers that have already invested in their plants. The feedstock at the third party plants is produced in small quantities – it is difficult for them to sell at low volumes since it is not finished into a product. The aggregation of tire char from a number of small producers provides for a consistent supply of feedstock for the CFP without the initial need to build GETH Tire Processing Plants. This approach, and the focus on the refurbishment of used equipment and the reconditioning of an old building, have dramatically reduced the amount of capital required to get into production and first revenues.

When the GETH Tire Processing Lines built during Phase 2 begin operation, the Carbon Finishing Plant will be run at full utilization, with additional staff operating the equipment 24 by 7 to produce 72 tons per day of Carbon Black. At this time the cost of production is expected to decline to $0.16 /lb.

When GETH begins production of carbon char at its Tire Processing Plants in TX and MD (built during Phase 3), the cost of production is forecast to increase to a total cost of $0.22 /lb., including transportation costs.

Cost of production of Carbon Black using traditional methods

The cost of production of traditional carbon black can be derived from the few public companies that report results. Typically, the current carbon black producers run at breakeven with their costs equal to revenue of about $0.51 /lb. based on industry data as of 2016. Upward pressure on costs is expected from increase in the price of West Texas Intermediate oil (WTI) from the lows of 2016.

For the Carbon Black industry, the EPA has mandated retrofits and an increase in the use of other utilities such as natural gas and electricity. The EPA has recently announced $500 million in fines or compliance costs levied at five USA based carbon black producers burning fossil fuels. Please note that these actions were initiated over ten years ago under a pro-business administration. These costs have yet to be baked into the production cost of approximately $0.51 /lb.

Carbon Black is a commodity and is available in several grades depending on the end product use. The product differentiation in the recovered carbon black from scrap tires is driven by lower cost of production and a much lower emissions profile.

Cost of Sales

GETH cost of sales is targeted to be about $0.01 /lb. This includes testing, a Sales Manager, A/R staff and a small intellectual property fee for the plant design that yields the product and the sourcing of the equipment to produce the product.

Pricing Dynamics of Carbon Black market

Carbon Black pricing can be tracked with the WTI crude oil index. Research over the last two oil decline and recovery cycles shows that carbon black pricing increases with WTI with 100% relativity; but declines at about 50% of the decrease in WTI pricing. As a result, over the last three decades, the Producers Price Index for Carbon Black shows an increase that is roughly double that of the increase in WTI. That trend repeated itself in the last cycle when WTI dropped 60%, but the PPI for carbon black dropped only 27%. In 2017, carbon black price increased by 7%, nearly the same as the price increase of WTI at 8%.

Our pricing assumptions in the pro-forma are based on price data from early 2017 when we were providing samples to the targeted customer. Once production capability is demonstrated efforts will be made to achieve the current industry standard pricing.

Demand for GETH Carbon Black

Demand for carbon black in the USA is growing while production capacity is decreasing. “Value demand for Carbon Black in North America is expected to maintain a CAGR of 4.5% between 2016 and 2022 and reach a projected US$3.2 billion by 2022 up from a forecasted US$2.4 billion in 2016.”1

1.	Carbon Black – A Global Market Overview; © Industry Experts

Buyers of Carbon Black in the US include:

●	Tire manufacture: Bridgestone, Firestone, Yokohama
●	Industrial conveyor belts: Fenner-Dunlop
●	Plastic color concentrate: Amphacet, Plastics Color Company
●	Custom mixing: AirBoss, Robinson, Polymetrics

The EPA has targeted the US carbon black industry to significantly reduce its nitrogen oxide emissions and its sulfur oxide emissions. These pressures have reduced carbon black production in the US at a time when domestic demand for carbon black is increasing and the industry is forecasting a shortfall in production of virgin carbon black by 2020.

The sheer volume of the current market at 2.3 million metric tons and growth rate of 4-5% means that the market requires over 100,000 tons of new carbon black production capacity just to meet additional demand. In Phase 2, when the CFP is operating at full capacity of 72 tons per day for 320 days, it will only produce approximately 25% of the growth in the market place, therefore negating the need to displace any current production. As GETH starts operating Tire Processing Plants in 2020, GETH will utilize its lower cost of production, its environmental advantages and its high quality carbon product to gain share in the market.

Crude Oil End Product Market

At the end of Phase 4 of the strategy, GETH is forecast to be producing 6,300 barrels of oil a day. This level of production would place the company in the top 100 of oil producing entities. Valuations of oil companies tend to be multiples of barrels per day; typically, around 100.

GETH oil has the characteristics of a crude oil blend stock. GETH has secured offtake agreements for its oil product priced at the Brent crude commodity value. The value of the GETH oil product tracks the crude oil commodity market, and GETH uses the CME Group – Crude Oil Futures Quotes for financial modelling purposes. The current CME quote for January 2019 is $60.47 per barrel. The financial models included in this document assume a $50 per barrel sales price for the GETH oil.

Steel End Product Market

GETH will sell the steel removed from the tires to a local steel recycler. We have used $50 per ton in our financial models and will negotiate the best price with the steel recycler as part of our project set up

Technology Solutions

Generation One (GEN 1) of the GETH Solution is an integration of several commercially proven technologies where most of the equipment suppliers for the GEN 1 solution are US companies. The GETH GEN 1 solution uses electromagnetic induction heating. The GETH process produces a “blend stock” oil, char/carbon and steel. The ability to produce a Brent Crude valued blend stock oil, high quality char/carbon and high strength steel differentiates the GETH GEN 1 Solution from all other pyrolysis technologies. GETH has secured an independent engineering certification for its GEN 1 Solution.

GETH is in discussion with FWD Energy about a GEN 2 microwave based solution that is forecast to produce a carbon black product for higher value specialty applications.

Recent Developments

In 2017, we turned a corner as we perfected our first generation End of Life Tire Processing Solution that is financially viable and ready for deployment. The last 12 months have been focused on completing all of the complementary steps that are required to make a project fundable, securing partners who can help to deploy our solutions, and engaging with funding institutions who will finance projects in the USA and around the world.

On November 1, 2017, the Company issued an eight percent (8%) convertible note in the amount of $75,000. The note is convertible at $0.05 per share for the Company’s common stock. On November 7, 2017, the noteholder converted the note and the Company issued 1,500,000 shares as full settlement of the loan.

On May 5, 2017, we received working capital funds in the amount of $77,500 from Auctus Fund LLC (“Auctus”). The note had an interest rate of 10% and was due February 5, 2018. This note was paid in full on November 3, 2017, and the derivative discount of $40,538 was fully amortized to interest expense during the year ended December 31, 2017.

On May 16, 2017, we received working capital funds in the amount of $74,650 from EMA Financial LLC (“EMA”). The note was in the amount of $77,500 with an original issue discount (OID) in the amount of $2,850, had an interest rate of 10%, and was due May 1, 2018. This note was paid in full on November 10, 2017, and the derivative discount and OID totaling $51,480 was fully amortized to interest expense during the year ended December 31, 2017.

On April 12, 2017, we received working capital funds in the amount of $100,000 from a private company. The note had an interest rate of 8%. On July 21, 2017, the private company holding this note with its accrued interest in the amount of $2,192 exercised their right to convert in exchange for 1,481,040 shares of our common stock. The conversion price was the price of the stock at the time with a 15% discount to the market price. During the third quarter, it was determined this note had derivative discount in the amount of $28,130 which was amortized in the third quarter when the note was converted.

On March 29, 2017, Green EnviroTech Holdings Corp. entered into a lease and working capital credit facility with Caliber Capital & Leasing LLC and its assignee, Real Estate Acquisition Development Sales, LLC (“READS”). Under this agreement, READS is providing an initial commitment of up to $2.5 million for the construction of the Company’s first processing line in its centralized Carbon Finishing Plant in Ohio. To date we have received $493,000. The remaining draw is in doubt and GETH is in final negotiations with other funding institutions to fill the gap in funding.

On March 29, 2017, we also signed the Master Equipment and Building Related Lease Agreement. The agreement provides for up to $97.5 million in financing, subject to successful due diligence and underwriting, to be used for construction of additional facilities in the USA. The lease will have an initial term of seven years after which we will have the option to purchase the facility from READS or renew the lease under the same terms. The purchase option requires an appraisal with the final purchase price being at Fair Market Value based upon the appraisal. The commencement date was April 4, 2017, but the development of our paralysis plant will not start until we have completed our Ohio Carbon Finishing operation. Our timeline for completion is sometime in the middle of 2018.

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

On December 12, 2016, we appointed Chris Bowers to the Board and appointed him as our new President and Chief Executive Officer. Gary DeLaurentiis became our Secretary Treasurer and Executive Vice President of Business Development. Mr. DeLaurentiis also remained our Chairman.

On September 28, 2016, we acquired 82.5% ownership in Smart Fuel Solutions, Inc. (Smart Fuel), a Florida Corporation formed on November 20, 2015, in exchange for providing our technology for use in the US and $53,710 decrease in Smart Fuel liability to us. Smart Fuel is a staffed service corporation working with the Company to undertake operational responsibilities, research and development, engineering, and development of operational facilities. Smart Fuel will provide the staffing, maintenance and management of the facilities. Smart Fuel will also secure feedstock for, and sell the end products from, the Processing Plants and Finishing Plants. Please refer to Note 10 in the footnotes accompanying the financial statements for further information.

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

On July 14, 2016, we received the Process Certification for our GEN 1 End of Life Tire Processing Solution from BHP Engineering & Construction, L.P.

On February 1, 2016, we issued an 8%, $134,000 Note Payable to Chris Bowers, who became our new CEO on December 12, 2016. We wired these same funds to Smart Fuel Solutions, Inc. for a promissory note for the same amount at eight percent (8%). We acquired 82.5% ownership in Smart Fuel Solutions, Inc. on September 28, 2016. Please refer to Note 10 in the notes to the financial Statements.

Financial strength

1.	Converted debt into equity; $507,192 in 2017 and $2,748,683 in 2016

2.	Maintained low cost of operations during development stage

3.	Maintained public filings on a timely basis

4.	Management continued to fund the company in 2017 and made a major contribution to the acquisition of Carbon Finishing Plant equipment and engineering

Business Outlook for 2018: Generate first revenues and cash from sales of Carbon Black

Our progress in 2017 was hampered after our financing commitment was unexpectedly slowed. It is critically important that we continue to make progress in 2018 after our disappointing 2017. Our team is committed to achieving our goals. This begins with a rigorous focus on what we need to achieve in the next 12 months. Our goals for 2018 are much the same as 2017, and we are determined our focus will remain adamant on the list below:

1.	Maintain financing

2.	Complete our Carbon Finishing Plant in Ohio

3.	Generate revenue

4.	Start to build a minimum of one GEN 1 End of Life Tire Processing Line or Plant

5.	Strengthen the organization in preparation for growth in 2019 and 2020

We are currently engaged in negotiations with several funding institutions to build the plants in the USA and around the world.

Our company funding needs are based upon a plan to list on a stock exchange in the next 18 months, at which time we will engage in a significant capital raise to fund further growth.

Employees

As of the date of the filing of this annual report on Form 10-K, we have seven employees who are full-time. We consider our employee relations to be excellent.

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

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We filed a provisional patent in December 2013. But, in December 2014, we decided to not pursue a patent and stopped the patent process to keep our technology a trade secret. We have a license agreement with Black Lion. The original agreement provided for us to receive a 10% royalty which was later amended to receive 5% on gross revenues with any plant associated with Black Lion. Black Lion is currently pursuing opportunities outside the U.S.

Need for Government Approval for its Products or Services

We are also subject to federal, state and local laws and regulations generally applied to businesses, such as payroll taxes on the state and federal levels. We believe that we are in conformity with all applicable laws in California and the United States. We do not believe we are required to apply for any additional governmental approvals for our plants. However, we are required to obtain local permits for the location of our facilities. We do not anticipate any problems obtaining these permits. On March 20, 2014, we applied to the California Bay Area Air Quality Management District where our plans were approved and they granted us permits with authority to construct a plant in the bay area.

Research and Development Costs during the Last Two Years

Over the past two years, we have continued to incur research costs and improve our technology. We elected to expense all cost associated with research and development.

ITEM 1A. RISK FACTORS

Risks Related to our Business

We are currently not profitable and may never become profitable.

We have a history of losses totaling $26,629,318 through December 31, 2017, we expect to incur additional substantial operating losses for the foreseeable future, and we may never achieve or maintain profitability. We also expect to experience negative cash flow for the foreseeable future as we continue to fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock and investors would in all likelihood lose their entire investment.

Our independent registered accounting firm has expressed doubt about our ability to continue as a going concern.

Because we have not generated revenues, our independent registered accounting firm has included in their report for the years ended December 31, 2017 and 2016, an uncertainty with respect to the Company’s ability to continue as a going concern.

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

As of December 31, 2017, we had $6,054 in cash available. We also expect to experience negative cash flow for the foreseeable future as we fund the demand of our operating losses and capital expenditures. Accordingly, we need significant additional capital to fund our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise substantial capital, investors will lose their entire investment.

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

There has been a limited trading market for our Common Stock, and the bid and asked prices for our Common Stock on the OTCQB may fluctuate widely in the future. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of our Common Stock, and would likely reduce the market price of our Common Stock and hamper our ability to raise additional capital.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

NOT APPLICABLE

ITEM 2. PROPERTIES

On December 1, 2015, we moved our offices to 14699 Holman Mountain Road, Jamestown, CA 95327. The space is provided by the Chairman of the Company at no cost.

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

Fiscal Quarter	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
First Quarter Ended March 31	$0.19	$0.14	$0.07	$0.02
Second Quarter Ended June 30	$0.10	$0.08	$0.16	$0.04
Third Quarter Ended September 30	$0.08	$0.07	$0.22	$0.08
Fourth Quarter Ended December 31	$0.10	$0.08	$0.38	$0.11

Holders

As of April 27, 2018, there were 42,203,301 shares of common stock issued and outstanding, held by approximately 136 shareholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation plans as of December 31, 2017.

Recent Sales of Unregistered Securities.

During the year ended December 31, 2017, we issued an aggregate of 5,053,018 shares of our common stock, as follows:

In October 2017, we issued 2,000,000 shares of common stock to H. E. Capital, a related party, to settle $200,000 of its line of credit debt.

In November, 2017, we issued 1,500,000 shares of common stock to a non-affiliate to convert $75,000 of debt.

In December 2017, we issued 125,000 shares of common stock for consulting services valued at $7,500.

In December 2017, despite our objection, 1,428,018 shares of common stock that were issued into escrow and held as security against default, were delivered out of escrow to one of our lenders after the lender was paid in full. We have placed stop transfer instructions on those shares with the transfer agent and requested the shares be returned.

In each instance, these securities were issued following an arm’s-length negotiation between Green EnviroTech and the recipient, and no general solicitation was used. These securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder as not involving any public offering.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2016, together with notes thereto as previously filed with our Annual Report on Form 10-K. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Form 10-K for the year ended December 31, 2017.

Results of Operations

Year Ended December 31, 2017 compared to Year Ended December 31, 2016

We incurred $3,034,054 in wages and professional fees for the year ended December 31, 2017, as compared to $1,801,941 for the year ended December 31, 2016, an increase of approximately 68%. This was an increase of $1,232,113 in wages and professional fees. We had $1,684,711 in accrued wages, when in 2016, we had no accrued wages. We issued $91,250 in common stock for services, when in 2016 we had $171,892 in services, and we issued common stock warrants for $673,542 in services, when in 2016 we issued $931,963 in common stock warrants for services. The common stock was issued for services pertaining to public relations in the financial arena. The common stock warrants were issued to employees of the Company and employees of Smart Fuel Solutions, Inc., our wholly owned subsidiary mentioned in detail in notes 10 & 11 of our audited financial statements. The balance was $90,000 in paid salary and $528,301 in professional fees. In 2016, we had $246,533 in wages and $448,822 in professional fees.

There were no impairments or bad debt write offs for the years ended December 31, 2017 and 2016.

The general and administrative expenses for the year ended December 31, 2017 were $307,037 as compared to $265,057 for the year ended December 31, 2016, an increase of approximately 10%. This increase amounted to $41,980. Our travel expenses for the year ended December 31, 2017 were $73,962 compared to $113,638 for the year ended December 31, 2016. Our oil samples and lab testing for the year ended December 31, 2017 were $65,590 compared to $61,502 for the year ended December 31, 2016. We also had an increase in insurance expense in the amount of $63,711 for the year ended December 31, 2017 as compared to $6,550 for the year ended December 31, 2016. The balance of $103,774 was other overhead expenses in 2017 as compared to $83,367 for 2016.

The non-operating expenses for the year ended December 31, 2017, were $530,113 as compared to $213,265 for the year ended December 31, 2016, an increase of 149%. The increase of $316,848 in non-operating expenses was partly the result of an increase in interest expense. We had $592,310 in interest expense in 2017 as compared to $145,983 for 2016. The interest expense in 2017 contained $132,100 in beneficial conversion feature (BCF) amortized during the year. The interest expense also contained $130,193 in derivative discount and OID amortized during the year. There was also $23,350 for upfront loan fees. We also had $722 in loss from fair value of derivatives. We also had $62,919 in derivative reduction as a result of debt settlement. We had none in 2016. Concerning losses sustained as a result of debt conversion, we had $0 in 2017 as compared to $67,282 in 2016.

Liquidity and Capital Resources

As of December 31, 2017, we had a balance of cash in the bank in the amount of $6,054 as compared to $94,664 as of December 31, 2016. This decrease of $88,610 represented a 94% decrease. We estimate we will need to raise an additional $750,000 in 2018 for working capital. As of December 31, 2017, we had accounts payable to vendors and accrued expenses in the amount of $1,052,629 as compared to $1,013,434 as of December 31, 2016.

On November 1, 2017, the Company issued an eight percent (8%) convertible note in the amount of $75,000. The note is convertible at $0.05 per share for the Company’s common stock. On November 7, 2017, the noteholder converted the note and the Company issued 1,500,000 shares as full settlement of the loan.

On May 5, 2017, we received working capital funds in the amount of $77,500 from Auctus Fund LLC (“Auctus”). The note had an interest rate of 10% and was due February 5, 2018. This note was paid in full on November 3, 2017, and the derivative discount of $40,538 was fully amortized to interest expense during the year ended December 31, 2017.

On May 16, 2017, we received working capital funds in the amount of $74,650 from EMA Financial LLC (“EMA”). The note was in the amount of $77,500 with an original issue discount (OID) in the amount of $2,850, had an interest rate of 10%, and was due May 1, 2018. This note was paid in full on November 10, 2017, and the derivative discount and OID totaling $51,480 was fully amortized to interest expense during the year ended December 31, 2017.

On April 12, 2017, we received working capital funds in the amount of $100,000 from a private company. The note had an interest rate of 8%. On July 21, 2017, the private company holding this note with its accrued interest in the amount of $2,192 exercised their right to convert in exchange for 1,481,040 shares of our common stock. The conversion price was the price of the stock at the time with a 15% discount to the market price. During the third quarter, it was determined this note had derivative discount in the amount of $28,130 which was amortized in the third quarter when the note was converted.

On March 29, 2017, we entered into a lease and working capital credit facility with Caliber Capital & Leasing LLC and its assignee, Real Estate Acquisition Development Sales, LLC (“READS”). Under the agreements, READS is providing an initial commitment of up to $2.5 million for the construction of our first processing line in our centralized Carbon Finishing Plant in Ohio. The loan is dated for April 4, 2017 and to date we have $493,000 in draws. The remaining draw is in doubt and GETH is in final negotiations with other funding institutions to fill the gap in funding.

On March 3, 2017, we approved a new working capital line of credit loan with our CEO, Chris Bowers in the amount up to $150,000 at 8% due December 31, 2017. This note has been extended until December 31, 2018. The note has conversion rights into our common shares at $0.10 per share. As of December 31, 2017, this note has a balance of $90,000 with accrued interest in the amount of $6,420. The Company evaluated this convertible LOC for Beneficial Conversion Features (BCF) and concluded that the LOC incurred a BCF when it was issued on March 3, 2017. The BCF resulted in a debt discount in the amount of $35,300 which was amortized in full during the year ended December 31, 2017.

On August 15, 2016, we accepted a Line of Credit (LOC) in the amount of $500,000 from our CEO Chris Bowers. On November 14, 2016, we accepted a second Line of Credit (LOC) in the amount of $500,000 from our CEO. These two LOCs had an outstanding balance in the amount of $1,000,000 and $900,000 for the years ended December 31, 2017 and 2016, respectively. There was no accrued interest as of December 31, 2017 and 2016. These LOCs accrue interest at the rate of 1% per month based upon $1,000,000 total balance. We have been paying $10,000 per month in interest on the two LOCs. The due date of the two loans is December 31, 2018. The funds were used for working capital of the Company. The first LOC has two Addendums attached to it. Addendum A clarifies debt conversion rights attached to the LOC at $0.20 per share of common stock. Addendum B clarifies other rights attached to the LOC. These other rights are numbered below. (The second LOC has the same rights as that of the first LOC). The Company evaluated these convertible LOCs for Beneficial Conversion Features (BCF) and concluded that the second LOC incurred a Beneficial Conversion Features (BCF) when it was issued on November 14, 2016. The BCF resulted in a debt discount in the amount of $105,600 of which $96,800was amortized for the year ended December 31, 2017 and $8,800 for the year ended December 31, 2016. These certain other rights in Addendum B provide for the following:

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

On February 1, 2016, we issued an 8%, $134,000 Note Payable to our CEO Chris Bowers for funds received. The funds were used for working capital in Smart Fuel Solutions, Inc. (SFS). On September 28, 2016 when we acquired controlling interest in SFS, we assumed the note. The note is convertible at $0.50 per share. As of December 31, 2017 and 2016, the accrued interest on this note was $15,324 and $4,604 respectively.

The Company has had a Line of Credit with H. E. Capital, S. A. since December 3, 2010. This Line of Credit accrues interest at the rate of 8% per annum and is convertible at $0.10 per share. The due date of the loan was extended to December 31, 2018. During the year ended December 31, 2017, H.E. Capital converted $230,000 of the debt into 2,300,000 common shares of the Company which H.E. Capital assigned 2,000,000 common shares directly to a third party. H.E. Capital also advanced to the Company $65,000. The Company paid $45,200 to H. E. Capital during 2017 to reduce debt. For the year ended December 31, 2016, H.E. Capital assigned $190,000 of its debt and advanced the Company $352,000. For other financial services H.E. Capital charged the Company $60,000. H. E. Capital converted $42,905 of its debt in 2016 for 720,721 common shares of the Company. During 2016, H. E. Capital reclassified $76,060 of accounts payable and accruals it acquired to the line of credit. The balance of the loan at December 31, 2017 was $286,537 with accrued interest in the amount of $59,743. During 2017, H.E. Capital converted $100,000 of its accrued interest into 1,000,000 of common shares of the Company. For the year ended December 31, 2016, H.E. Capital loan balance was $496,737 with accrued interest in the amount of $125,625.

On November 15, 2012, we issued a promissory note to an individual in the amount of $170,000 at 8% interest. The note was extended to June 30, 2018. The Company used the funds to pay off the convertible notes held by Asher Enterprise, Inc. As of December 31, 2017 and 2016 the loan has an outstanding balance of $170,000 and accrued interest in the amount of $20,530 and $6,856 respectively. The accrued interest in the amount of $49,295 reported for the $170,000 on June 30, 2016 was converted into a new note dated July 1, 2016 with $0.50 per share conversion rights and accruing interest at 8%. This note is extended to June 30, 2018.The accrued interest on this new note on December 31, 2017 was $5,932 and was $1,988 on December 31, 2016. The $170,000 balance is not convertible only the $49,295 is convertible at $0.50 per share.

We issued debentures in the original amount of $380,000 secured by our assets to a group of investors on October 22, 2010. $75,000 of these notes was paid on April 27, 2012. The balance of these Debentures on December 31, 2017 and 2016 was $305,000. The accrued interest for the years ended December 31, 2017 and 2016 was $274,328 and $237,220 respectively. Please refer to Note 6 of the financial statements which are a part of this filing for further information.

The following tables provide selected financial data about our company for the years ended December 31, 2017 and 2016.

Balance Sheet Data:	12/31/17	12/31/16

Cash	$6,054	$94,664
Total assets	$1,050,924	$1,035,044
Total liabilities	$6,035,974	$3,071,666
Shareholders’ equity	$(4,985,050)	$(2,036,622)

Cash provided by financing activities for the year ended December 31, 2017 was $927,480, as compared to $1,227,000 for the year ended December 31, 2016.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of December 31, 2017, as further described below.

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

As of December 31, 2017 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that were considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements as of December 31, 2017. These material weaknesses can be rectified by an injection of funding needed to hire personnel to fill the positions needed to carry out the necessary duties for adequate internal controls. Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2018. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2018.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2017, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Below are the names and certain information regarding the Company’s executive officers and directors.

Name	Age	Position
Gary M. DeLaurentiis	73	Secretary-Treasurer and Chairman
Chris Bowers	57	Chief Executive Officer and Director
Christopher R. Smith	47	Director

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

Chris Smith, Director

Mr. Smith has wealth of experience in the financial industry. He was a founder and director of HE Capital, a licensed asset management company with an international clientele based in the Dominican Republic until his resignation in 2014. Mr. Smith specializes in raising capital and structuring companies in both the private and public sectors. He is also a director of Black Lion Oil, Ltd., an affiliate of ours.

Section 16(a) Beneficial Ownership Compliance

Our officers, directors and shareholders owning greater than ten percent (10%) of our shares are required to file beneficial ownership reports pursuant to Section 16(a) of the Securities and Exchange Act (the “Exchange Act”). All such reporting obligations were complied with during the year ended December 31, 2017, except that Chris Bowers, our Chief Executive Officer, was appointed to that position on December 13, 2016, and did not file his Form 3 until March 2017, and Gary De Laurentiis, or Chief Financial Officer and former Chief Executive Officer, has not filed a Form 3 or the Form 4s due in connection with our grant of warrants to him on August 1 and 31, 2016.

Code of Ethics

We do not currently have a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller, or persons performing similar functions. Because we have only limited business operations and until recently only had one (1) officer and one (1) director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics in the coming year as our business operations expand and we have more directors, officers and employees.

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

Changes in Nominating Process

During the year ended December 31, 2017, there are no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation paid or accrued in respect of our Chief Executive Officer and those executive officers who received compensation in excess of $100,000 per year for the years ended December 31, 2017 and 2016.

Name & Principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrants Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation Earnings ($)	Total ($)

Gary DeLaurentiis Secretary Treasurer	2016	$300,000			$210,000				$510,000
Chairman	2017	$300,000			$67,064				$240,000

Chris Bowers President Chief Executive Officer Director	2017	$360,000			$300,000				$392,309

(1)	Gary DeLaurentiis, our Secretary Treasurer had $263,000 unpaid salary at year end December 31, 2017 and $47,000 at December 31, 2016. Mr. DeLaurentiis received no common stock awards during 2017. Mr. DeLaurentiis received 1,600,000 common stock warrants valued at $210,000 during 2016 from the Company and 50,000 common stock warrants value at $5,000 from Smart Fuel Solutions when it merged into the Company on June 30, 2017. Mr. DeLaurentiis received 450,000 common stock warrants valued at $67,064 during 2017.

(2)	Chris Bowers, our CEO effective December 12, 2016, had $305,000 unpaid salary at year end December 31, 2017. Mr. Bowers received 2,000,000 common stock warrants valued at $300,000 during 2016 from the Company and 1,418,000 valued at $141,800 from Smart Fuel Solutions when it merged into the Company on June 30, 2017. Mr. Bowers received 3,450,000 common stock warrants valued at $339,625 during 2017.

Employment Agreements

We do have written employment agreements with our officers.

Director Compensation

None of our directors received any compensation for services as director for the year ended December 31, 2017. However, each director received 50,000 warrants.

Outstanding Equity Awards at December 31, 2017

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2017.

OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Gary DeLaurentiis	2,100,000	-	-	$0.10	12/31/2020	-	-	-	-
Chris Bowers	6,868,000	-	-	$0.10	12/31/2020	-	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of April 26, 2018, with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. This is based upon a total of 42,203,301 shares issued and outstanding as of April 26, 2018.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock
Directors and Officers:
Gary M. De Laurentiis	3,373,424	8.41
Chris Bowers	1,250,000	2.96
Chris Smith (1)	8,599,016	7.40
All officers and directors as a group (3 persons)	11,722,440	27.77

Black Lion Oil Ltd	8,599,016	20.38
Brian Williamson	1,553,981	3.68

(1)	Mr. Smith is a director of Black Lion Oil Ltd.

Except as otherwise indicated, the address of each beneficial owner is: 14699 Holman Mtn, Jamestown, CA 95327.

Applicable percentage ownership is based on 42,203,301 shares of Common Stock outstanding as of April 26, 2018, together with securities exercisable or convertible into shares of common stock within 60 days of April 26, 2018, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Options or warrants to purchase shares of Common Stock that are currently exercisable or exercisable within 60 days of April 26, 2018, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

On January 9, 2017, we issued warrants valued at $35,296 to purchase 150,000 shares of the Company’s common stock to Chris Bowers for being on the board of Smart Fuel Solutions.

On January 9, 2017, we issued warrants valued at $35,296 to purchase 150,000 shares of the Company’s common stock to Gary DeLaurentiis and Chris Smith for being on the board of Smart Fuel Solutions.

On June 8, 2017, we issued warrants valued at $5,917 to purchase 50,000 shares of the Company’s common stock to Chris Bowers for being on the board of Smart Fuel Solutions in 2016. Each of the board members of Smart Fuel Solutions were to receive 50,000 warrants for their service in 2016. Chris Bowers never received his warrants.

On December 13, 2017, we issued warrants valued at $336,261 to purchase 3,250,000 shares of the Company’s common stock to Chris Bowers for being on the board of the Company, 50,000 warrants, for a bonus for the year 250,000 warrants and 2,950,000 warrants for taking the positon of Chief Executive Officer of the Company.

On December 13, 2017, we issued warrants valued at $31,039 to purchase 300,000 shares of the Company’s common stock to Gary DeLaurentiis for being on the board of the Company, 50,000 warrants, and a bonus for the year 250,000 warrants.

Director Independence

Our directors are not independent as that term is defined under the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table set forth the total fees charged to us for audit services, including quarterly reviews, other audit-related services, tax services, and for other services for the years ended December 31, 2017 and 2016, respectively:

	December 31, 2017	December 31, 2016
Audit services	$37,000	$24,000
Other audit-related services	-	-
Tax services	-	-
Total	$37,000	$24,000

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

Exhibit Number	Description

3.1	Certificate of Incorporation (Incorporated by reference to our registration statement on Form S-1 (File No. 333-149626), filed with the Securities and Exchange Commission on March 11, 2008)

3.2	Certificate of Amendment of Incorporation (Incorporated by reference to our current report on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2010

3.4	Certificate of Amendment to Certificate of Incorporation effective March 17, 2013

3.5	By-Laws (Incorporated by reference to our registration statement on Form S-1 (File No. 333-149626), filed with the Securities and Exchange Commission on March 11, 2008)

10.1	Agreement and Plan of Merger, dated November 20, 2009, by and among the Company, Green Enviro Tech Corp. and Green EnviroTech Acquisition Corp. (Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2009)

10.14	Form of Securities Purchase Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on January 27, 2011)

10.15	Form of Debenture (incorporated by reference to our current report on Form 8-K filed with the SEC on January 27, 2011)

10.16	Form of Security Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on January 27, 2011)

10.17	Form of Warrant (incorporated by reference to our current report on Form 8-K filed with the SEC on January 27, 2011)

10.18	Separation Agreement, dated as of January 25, 2011, between the Company and Jeffrey Chartier incorporated by reference to our current report on Form 8-K filed with the SEC on January 31, 2011)

10.19	Securities Purchase Agreement, dated February 14, 2011, between the Company, Magic Bright and the Sellers incorporated by reference to our current report on Form 8-K filed with the SEC on February 15, 2011)

10.20	Amendment No. 1 to Securities Purchase Agreement, between the Company, Magic Bright and the Sellers, dated March 16, 2011 (incorporated by reference to Form 8-K filed with the SEC on March 18, 2011)

10.21	Amendment No. 2 to Securities Purchase Agreement, between the Company, Magic Bright and the Sellers, dated March 25, 2011 (incorporated by reference to Form 8-K filed with the SEC on March 31, 2011)

10.22	Employment Agreement, dated as of March 30, 2011 between the Company and Wong Kwok Wing, Tony, dated as of March 31, 2011 (incorporated by reference to Form 8-K filed with the SEC on April 1, 2011)

10.23	Letter Agreement, dated as of March 5, 2012, between the Company, Magic Bright, and the Sellers (incorporated by reference to Form 8-K filed with the SEC on March 9, 2012)

10.24	Letter Agreement, dated as of June 1, 2013, between the Company and Black Lion Oil Limited

10.25	License Agreement by and between the Registrant and Cenco Leasing Company, Inc., dated January 30, 2015

10.26	Real Property Lease between Lawrence Economic Development Corporation and GETH CFP, Inc., dated April 11, 2017

31.1	Certification by Principal Executive and Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Principal Executive and Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEDULE

EX-101.CAL	XBRL EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL EXTENSION LABLE LINKBASE

EX-101.PRE	XBRL EXTENSION PRESENTATION LINKBASE

30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Green Envirotech Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Green Envirotech Holdings Corp and its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2013.

Houston, Texas

April 27, 2018

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS

CURRENT ASSETS
Cash	$6,054	$94,664
Deposits	-	38,012
Prepaid expenses	5,812	177,169
Other current assets	104,284	2,284
Total current assets	116,150	312,129

PROPERTY PLANT AND EQUIPMENT
Construction in Progress	934,774	722,915

TOTAL ASSETS	$1,050,924	$1,035,044

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$647,445	$630,719
Accounts payable-related party	25,720	-
Accrued expenses	2,089,895	382,715
Other current liabilities	60,000	-
Secured debentures payable	305,000	305,000
Loan payable-related parties-convertible	1,510,537	1,433,937
Loan Payable-other-convertible	149,295	149,295
Loan payable-other-non-convertible	663,000	170,000
Derivative liability	511,237	-
Total current liabilities	5,962,129	3,071,666

Loan payable-other-convertible, long term	73,845	-

TOTAL LIABILITIES	6,035,974	3,071,666

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding	-	-
Convertible Series A Preferred Stock $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Redeemable Convertible Series B Preferred Stock $0.001 par value, 300,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 40,126,655 and 28,517,597 shares issued and outstanding as of December 31, 2017 and 2016, respectively	40,127	28,518
Additional paid in capital	21,604,141	20,799,102
Accumulated deficit	(26,629,318)	(22,818,208)
Total Green Envirotech Holdings Corp. Stockholders’ deficit	(4,985,050)	(1,990,588)
Noncontrolling interest	-	(46,034)
Total stockholders’ deficit	(4,985,050)	(2,036,622)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,050,924	$1,035,044

The accompanying notes are an integral part of these consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE	FOR THE
	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2017	DECEMBER 31, 2016

OPERATING EXPENSES
Wages and professional fees	$3,034,054	$1,801,941
General and administrative	307,037	265,057
Total operating expenses	3,341,091	2,066,998

Total net loss from operating expenses	3,341,091	2,066,998

OTHER INCOME (EXPENSE)
Interest expense	(592,310)	(145,983)
Loss on debt conversion	-	(67,282)
Change in fair value of derivative	(722)	-
Derivative reduction as a result of debt settlement	62,919	-
Total other expenses	(530,113)	(213,265)

NET LOSS	(3,871,204)	(2,280,263)

Loss attributable to noncontrolling interest	(60,094)	(57,408)

Loss attributable to controlling interest	(3,811,110)	(2,222,855)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	32,099,678	24,871,369

NET LOSS PER COMMON SHARE-BASIC AND DILUTED:
	$(0.12)	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

							Total
					Additional		Green Envirotech Holdings Corp.		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interests	Deficit

Balance - December 31, 2015	-	-	23,926,757	23,927	16,589,838	(20,595,353)	(3,981,588)	-	(3,981,588)

Common shares issued for services	-	-	818,636	819	171,073	-	171,892	-	171,892

Conversion of loans payable for common stock	-	-	2,683,134	2,683	531,861	-	534,544	-	534,544

Conversion of accounts payable for common stock	-	-	439,070	439	126,847	-	127,286	-	127,286

Common shares issued for prepaid expenses			650,000	650	187,785	-	188,435	-	188,435

Debt discount from convertible loan payable	-	-	-	-	105,600	-	105,600	-	105,600

Warrants issued for services	-	-	-	-	931,963	-	931,963	-	931,963

Warrants issued to related party for accrued salary	-	-	-	-	417,100	-	417,100	-	417,100

Warrants issued to employees for accrued salary	-	-	-	-	1,737,035	-	1,737,035	-	1,737,035

Minority investment into Smart Fuel Solutions	-	-	-	-	-	-	-	11,374	11,374

Net loss for the year ended December 31, 2016	-	-	-	-	-	(2,222,855)	(2,222,855)	(57,408)	(2,280,263)

Balance - December 31, 2016	-	-	28,517,597	28,518	20,799,102	(22,818,208)	(1,990,588)	(46,034)	(2,036,622)

Common shares issued for services	-	-	600,000	600	90,650	-	91,250	-	91,250

Common shares issued as a result of Smart Fuel merger			3,000,000	3,000	297,000	-	300,000	-	300,000

Common shares issued as a commitment fee			300,000	300	26,700	-	27,000	-	27,000

Conversion of loans payable to common stock	-	-	6,281,040	6,281	500,911	-	507,192	-	507,192

Warrants issued for services - Related party	-	-	-	-	592,313	-	592,313	-	592,313

Warrants issued for services	-	-	-	-	81,229	-	81,229	-	81,229

Warrants derivative liability	-	-	-	-	(127,660)	-	(127,660)	-	(127,660)

Derivative value from tainted convertible notes	-	-	-	-	(252,858)	-	(252,858)	-	(252,858)

Debt discount from convertible loan payable	-	-	-	-	35,300	-	35,300	-	35,300

Resolution of derivative liability due to conversion of notes to common stock	-	-	-	-	27,582	-	27,582	-	27,582

Common shares in dispute	-	-	1,428,018	1,428	-	-	1,428	-	1,428

Minority Interest of Smart Fuel Solutions, Inc.	-	-	-	-	(466,128)	-	(466,128)	106,128	(360,000)

Net loss for the year ended December 31, 2017	-	-	-	-	-	(3,811,110)	(3,811,110)	(60,094)	(3,871,204)

Balance - December 31, 2017	-	-	40,126,655	40,127	21,604,141	(26,629,318)	(4,985,050)	-	(4,985,050)

The accompanying notes are an integral part of these consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

	FOR THE	FOR THE
	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2017	DECEMBER 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,871,204)	$(2,280,263)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	262,293	8,800
Loss on change in fair value of derivatives	722	-
Common stock issued for services	91,250	171,892
Debt increase as a result of a consulting agreement	-	60,000
Derivative reduction as a result of debt settlement	(62,919)	-
Loss on debt conversion	-	67,282
Warrants issued for services	81,229	783,011
Warrants issued for services-related party	592,313	148,952
Disputed shares issued out of escrow	1,428	-

Change in assets and liabilities
Decrease in deposits and other current assets	209,369	(17,604)
Increase in accounts payable and accrued expenses	1,856,674	187,123
Increase in accounts payable related party	-	(6,625)
Net cash used in operating activities	(838,845)	(877,432)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in Progress	(177,245)	(262,980)
Net cash used in investing activities	(177,245)	(262,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on line of credit - related party	325,000	-
Payments on due to related party	(28,620)	-
Proceeds from Convertible note - non-related party	408,300	-
Payments on Convertible note - Related Party	(270,200)	(53,500)
Proceeds from non-Convertible note - Related Party	493,000
Principal payments on long term debt	-	1,280,500
Net cash provided by financing activities	927,480	1,227,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(88,610)	86,588

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	94,664	8,076

CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,054	$94,664

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$184,912	$44,000
Income Taxes	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Accrued liability settled by note payable	$-	$74,295
Accrued liability assigned to related party convertible note	$-	$76,060
Debt assigned to a related party	$-	$(20,000)
Debt assigned to third party	$-	$210,000
Debt received from investment in Smart Fuel Solutions, Inc.	$-	$134,000
Warrants issued for Related party accrued salary	$-	$417,100
Warrants issued for Employees accrued salary	$-	$1,737,035
Net assets acquired in Smart Fuel Solutions after	$-
non-controlling interest	$-	$53,710
Conversion of loans payable to common stock	$405,000	$365,013
Conversion of accrued interest to common stock	$102,192	$-
Conversion of accounts payable for common stock	$-	$229,535
Costs of minority shares purchased in SFS acquisition	$360,000	$-
Common shares issued for equity purchase agreement	$27,000	$-
Common shares issued for prepaid expenses	$-	$188,435
Common shares issued for SFS acquisition	$300,000	$-
Debenture issued for equity purchase agreement	$75,000	$-
Expenses paid by related party on behalf of the Company	$54,340	$-
Debt discount from convertible loan payable - BCF & OID	$58,650	$105,600
Unpaid additions to property, plant and equipment	$34,614	$-
Derivative liability from tainted notes and warrants reclassified from additional paid in capital	$380,518	$-
Resolution of derivative liability due to conversion of note	$27,582	$-
Debt discount due to derivatives	$220,498	$-

The accompanying notes are an integral part of these consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

Green EnviroTech Holdings Corp. (“we”, “our”, the “Company”) was incorporated on June 26, 2007, under the name Wolfe Creek Mining, Inc. formed under the laws of the State of Delaware. On November 20, 2009, the Company completed a reverse merger transaction pursuant to which it acquired Green EnviroTech Corp., a Nevada corporation. Wolfe Creek Mining, Inc. up until November 20, 2009, was primarily engaged in the acquisition and exploration of mining properties. Green EnviroTech Corp was incorporated on October 6, 2008 and was engaged in plastics recovery. The financial statements included herein are the financials of Green EnviroTech Holdings Corp. and subsidiaries.

Going Concern

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the year ended December 31, 2017, the Company had a net loss. The Company also had a working capital deficit and an accumulated deficit. Further losses are anticipated in the development of the Company’s business. These factors raise substantial doubt as to our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities when they come due from normal business operations. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, Smart Fuel Solutions, Inc. (“SFS”, “Smart Fuel”, “Smart Fuel Solutions”) formed under the laws of the state of Florida. We acquired 82.5% of Smart Fuel Solutions, Inc. on September 28, 2016; please refer to Notes 10 and 11 for more detail. On June 30, 2017, SFS was dissolved and merged into the Company. On February 9, 2017, we established GETH CFP, Inc., a wholly owned subsidiary, formed in Delaware. This subsidiary will be our new carbon finishing plant located in Ohio. Intercompany balances and transactions were eliminated between the entities.

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation. There were no material impacts to the financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

We maintain cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. We do not have any cash equivalents as of December 31, 2017 and 2016, respectively.

Property, plant and equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Costs of maintenance and repairs will be charged to expense as incurred.

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

As of December 31, 2017, construction in progress consists of engineering and design costs incurred on our first planned GEN 1 End of Life Tire Processing Plant and the cost of carbon equipment that is being refurbished for use in our carbon finishing plant. We acquired the carbon equipment as a result of the merger with SFS; please refer to Note 10 Acquisitions for more detail. The carbon plant was not operational during the year ended December 31, 2017. Since the carbon equipment was not in service, there was no depreciation taken.

During the years ended December 31, 2017 and 2016, there were $8,044 and $980 interest capitalized, respectively. We had $934,774 in construction in progress as of December 31, 2017 and $722,915 as of December 31, 2016.

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

DECEMBER 31, 2017 AND 2016

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

As of December 31, 2017, we have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal, California and Ohio as our “major” tax jurisdictions. Generally, we remain subject to Internal Revenue Service and California Franchise Tax Board examination of our 2010 through 2017 Tax Returns. We will file our first Ohio Corporate Franchise Tax Board return for the year ended December 31, 2017, in 2018. We have certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

(Loss) Per Share of Common Stock

We follow ASC 260, Earnings per Share. Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents are not included in the computation of diluted earnings per share when we report a loss because to do so would be anti-dilutive for periods presented. As of December 31, 2017 and 2016, we had outstanding common stock warrants totaling 24,358,341 and 18,959,341 respectively. Of the common stock warrants outstanding as at December 31, 2017, there were 1,750,341 common stock warrants convertible at $0.08. There are common stock warrants in the amount of 22,408,000, convertible at $0.10 per warrant and 200,000 common stock warrants convertible at $0.50. We also had convertible debt to related parties in the amount of $1,510,537. Of this debt, $1,000,000 is convertible at $0.20 per share. There is $134,000 owed to Chris Bowers also convertible at $0.50 per share and the balance amounting to $376,537 is convertible at $0.10 per share. We had convertible debt to others in the amount of $149,295. Of this amount $100,000 is convertible at $0.10 per share and $49,295 is convertible at $0.50 per share. There are three, three year convertible long-term debentures in the net amount of $73,845. The face amount of the convertible debt is $200,000 less net OID in the amount of $14,653 and net derivative discount in the amount of $111,502. The Holder is entitled to, at any time or from time to time, to convert the Conversion Amount into Conversion Shares, at a conversion price for each share of Common Stock equal to the lesser of (a) $0.15 or (b) Sixty- Five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of expected conversion. One of these three long-term convertible debenture has a conversion rate 90% of the lowest bid price for 20 trading days before conversion.

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

We measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. We estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statement of operations. The forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the fiscal periods ended December 31, 2017 and 2016, we estimated our forfeiture rate to be 0% based on the Company’s historical experience. There were no stock options granted to employees during the years ended December 31, 2017 and 2016.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

During the years ended December 31, 2017 and 2016, we granted common stock warrants to investors, lenders, consultants and certain officers as discussed in Note 3. The fair value of stock warrants issued in conjunction with the issuance of common stock is recorded against common stock as stock issuance cost. The fair value of stock warrants issued in conjunction with notes payable is recognized as a discount on the related debt and amortized to interest expense over the term to maturity.

The fair value of stock-based awards to consultants, employees and directors is calculated using the Black-Scholes option pricing model in valuing options and warrants. The inputs for the valuation analysis of the options and warrants include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price and the risk free interest rate. As of December 31, 2017 and 2016 total unrecognized compensation expense related to non-vested share-based compensation arrangements was $0.

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

Recently Issued Accounting Standards

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests with a Scope Exception”. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the implementation date and the impact of this amendment on its consolidated financial statements.”

Related Party

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 3- LOAN PAYABLE – RELATED PARTY AND CONVERTIBLE

The Company has had a Line of Credit with H. E. Capital, S. A. since December 3, 2010. This Line of Credit accrues interest at the rate of 8% per annum and is convertible at $0.10 per share. The due date of the loan was extended to December 31, 2018. During the year ended December 31, 2017, H.E. Capital converted $230,000 of the debt into 2,300,000 common shares of the Company which H.E. Capital assigned 2,000,000 common shares directly to a third party. H.E. Capital also advanced to the Company $65,000. The Company paid $45,200 to H. E. Capital during 2017 to reduce debt. For the year ended December 31, 2016, H.E. Capital assigned $190,000 of its debt and advanced the Company $352,000. For other financial services H.E. Capital charged the Company $60,000. H. E. Capital converted $42,905 of its debt in 2016 for 720,721 common shares of the Company. During 2016, H. E. Capital reclassified $76,060 of accounts payable and accruals it acquired to the line of credit. The balance of the loan at December 31, 2017 was $286,537 with accrued interest in the amount of $59,743. During 2017, H.E. Capital converted $100,000 of its accrued interest into 1,000,000 of common shares of the Company. For the year ended December 31, 2016, H.E. Capital loan balance was $496,737 with accrued interest in the amount of $125,625.

History of the H. E. Capital loans is as follows:

	December 31, 2017	December 31,2016

Beginning Balance	$496,737	$241,582
Proceeds	65,000	352,000
Cash payments	(45,200)	—
Reclassification from accounts payable & accruals	—	76,060
Consulting fees	—	60,000
Assignments	—	(190,000)
Non-cash conversion	(230,000)	(42,905)

Ending Balance	$286,537	$496,737

On February 1, 2016, we issued an 8%, $134,000 Note Payable to our CEO Chris Bowers for funds received. The funds were used for working capital in Smart Fuel Solutions, Inc. (SFS). On September 28, 2016 when we acquired controlling interest in SFS (see Note 5) we assumed the note. The note is convertible at $0.50 per share. As of December 31, 2017 and 2016, the accrued interest on this note was $15,324 and $4,604 respectively.

On March 3, 2017, we approved a new working capital line of credit loan with our CEO, Chris Bowers in the amount up to $150,000 at 8% due December 31, 2017. This note has been extended until December 31, 2018. The note has conversion rights into our common shares at $0.10 per share. As of December 31, 2017, this note has a balance of $90,000 with accrued interest in the amount of $6,420. The Company evaluated this convertible LOC for Beneficial Conversion Features (BCF) and concluded that the LOC incurred a BCF when it was issued on March 3, 2017. The BCF resulted in a debt discount in the amount of $35,300 which was amortized in full during the year ended December 31, 2017.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

On August 15, 2016, we accepted a Line of Credit (LOC) in the amount of $500,000 from our CEO Chris Bowers. On November 14, 2016, we accepted a second Line of Credit (LOC) in the amount of $500,000 from our CEO. These two LOCs had an outstanding balance in the amount of $1,000,000 and $900,000 for the years ended December 31, 2017 and 2016, respectively. There was no accrued interest as of December 31, 2017 and 2016. These LOCs accrue interest at the rate of 1% per month based upon $1,000,000 total balance. We have been paying $10,000 per month in interest on the two LOCs. The due date of the two loans is December 31, 2018. The funds were used for working capital of the Company. The first LOC has two Addendums attached to it. Addendum A clarifies debt conversion rights attached to the LOC at $0.20 per share of common stock. Addendum B clarifies other rights attached to the LOC. These other rights are numbered below. (The second LOC has the same rights as that of the first LOC). The Company evaluated these convertible LOCs for Beneficial Conversion Features (BCF) and concluded that the second LOC incurred a Beneficial Conversion Features (BCF) when it was issued on November 14, 2016. The BCF resulted in a debt discount in the amount of $105,600 of which $96,800 was amortized for the year ended December 31, 2017 and $8,800 for the year ended December 31, 2016. These certain other rights in Addendum B provide for the following:

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

On May 18, 2016, the Company issued an eight percent (8%) Note Payable to Smart Fuel Solutions, Inc. for $53,500. This note was not convertible. These funds were used for working capital. This note was paid in full on June 2, 2016 from an increase in the line of credit from H. E. Capital, S.A.

The Company analyzed the conversion options in the convertible loan payables for derivative accounting consideration under ASC 815, Derivative and Hedging, and determines that the transactions do qualify for derivative treatment. Please see Note 14.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 4- LOAN PAYABLE – OTHER – NON-CONVERTIBLE

On November 15, 2012, we issued a promissory note to an individual in the amount of $170,000 at 8% interest. The note was extended to June 30, 2018. The Company used the funds to pay off the convertible notes held by Asher Enterprise, Inc. As of December 31, 2017 and 2016 the loan has an outstanding balance of $170,000 and accrued interest in the amount of $20,530 and $6,856 respectively. The accrued interest in the amount of $49,295 reported for the $170,000 on June 30, 2016 was converted into a new note dated July 1, 2016 with $0.50 per share conversion rights and accruing interest at 8%. This note is extended to June 30, 2018.The accrued interest on this new note on December 31, 2017 was $5,932 and was $1,988 on December 31, 2016. The $170,000 balance is not convertible; only the $49,295 note is convertible at $0.50 per share. See Note 5

On March 29, 2017, we entered into a lease and working capital credit facility with Caliber Capital & Leasing LLC and its assignee, Real Estate Acquisition Development Sales, LLC (“READS”). Under the agreements, READS is providing an initial commitment of up to $2.5 million for the construction of our first processing line in our centralized Carbon Finishing Plant in Ohio. We received our first advance on the commitment on October 6, 2017. As of December 31, 2017, we have an outstanding balance in the amount of $493,000 with accrued interest in the amount of $8,044. The interest accrues at 9.5% and is allocated to construction in progress. This is a revolving working capital line due in one year with two one year extensions. The remaining draw is in doubt and GETH is in final negotiations with other funding institutions to fill the gap in funding.

NOTE 5- LOAN PAYABLE – OTHER –CONVERTIBLE

On May 16, 2016, we approved H.E. Capital S.A.’s (HEC) request to assign to a private company $200,000 of its Line of Credit Note. We approved the request and reduced HEC’s Line of Credit Note for that amount and record a new note. On July 19, 2016, the private company converted $100,000 of its note into 1,000,000 common shares of the Company’s stock. The note bears interest at 8%, is convertible at $0.10 per share and is due on December 31, 2017. The note was extended to December 31, 2018. As of December 31, 2017 and 2016, the balance of this loan is $100,000 with accrued interest in the amount of $14,422 and $6,422 respectively.

On July 1, 2016, we issued a convertible promissory note to an individual in the amount of $49,295 at 8% interest due on December 31, 2017. This note is convertible at $0.50 per share. This note has been extended to June 30, 2018. This note represents the accrued interest on the $170,000 note we owe the individual. This note was generated at their request. As of December 31, 2017 and 2016, this note had accrued interest in the amount of $5,932 and $1,988 respectively.

On April 12, 2017, we received working capital funds in the amount of $100,000 from a private company. The note has an interest rate of 8% and is due on April 11, 2018. The note has a variable conversion price feature per the agreement, in which, if the stock price is below $0.20 per share at conversion, the lender can convert at a 15% discount on stock price. On July 21, 2017, the private company holding this note with its accrued interest in the amount of $2,192 exercised their right to convert the note in exchange for 1,481,040 shares of our common stock. The conversion price was the price of the stock at the time with a 15% discount to the market price. During the third quarter, it was determined this note had derivative discount in the amount of $28,130 which was amortized in the third quarter when the note was converted.

On May 5, 2017, we received working capital funds in the amount of $77,500 from Auctus Fund LLC (“Auctus”). The note had an interest rate of 10% and was due February 5, 2018. This note was paid in full on November 3, 2017, and the derivative discount of $40,538 was fully amortized to interest expense during the year ended December 31, 2017.

On May 16, 2017, we received working capital funds in the amount of $74,650 from EMA Financial LLC (“EMA”). The note was in the amount of $77,500 with an original issue discount (OID) in the amount of $2,850, had an interest rate of 10%, and was due May 1, 2018. This note was paid in full on November 10, 2017, and the derivative discount and OID totaling $51,480 was fully amortized to interest expense during the year ended December 31, 2017.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

On November 1, 2017, the Company issued an eight percent (8%) convertible note in the amount of $75,000. The note is convertible at $0.05 per share for the Company’s common stock. On November 7, 2017, the noteholder converted the note and the Company issued 1,500,000 shares as full settlement of the loan.

The Company analyzed the conversion options in the convertible loan payables for derivative accounting consideration under ASC 815, Derivative and Hedging, and determined that the transactions did qualify for derivative treatment as indicated with the notes so effected. The Company then analyzed these convertible notes for Beneficial Conversion Features (BCF) and concluded there were no BCF on these loan payable convertible notes. Please see Note 14.

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

On February 2, 2012, the Company issued 10,001 shares of common stock valued at $30,000 to the Secured Debenture Holders for extending the maturity date of the debentures to September 24, 2012. The Company by direction of Legend Securities, Inc. also issued to the holders of the Secured Debentures five-year warrants to purchase 100,000 shares of common stock at an exercise price of $0.10 per share. The warrants were issued to the holders of the Secured Debentures simultaneously with the issuance of the above mentioned stock and were valued at $2,998. As a result of the 1 for 100 reverse common stock split on March 27, 2013, these warrants are exercisable for 1,000 common shares at a price of $10.00 per share. These warrants expired on February 2, 2017.

The balance of these Debentures on December 31, 2017 and 2016 was $305,000. The accrued interest for the years ended December 31, 2017 and 2016 was $274,328 and $237,220 respectively. The Debentures are currently past due.

NOTE 7- LOAN PAYABLE – OTHER –CONVERTIBLE –LONG TERM

On July 20, 2017, we entered into an equity purchase agreement for up to $5,000,000 of our common stock with Peak One Opportunity Fund, LP (Peak One). In connection with that same agreement, we also entered into a related registration rights agreement. We issued a non-interest bearing convertible debenture maturing on July 20, 2020 in the amount of $75,000 to Peak One as a commitment fee in connection with the agreement, as well as agreed to issue 300,000 shares of our common stock as commitment shares. On July 25, 2017, we issued these shares valued at $27,000. The note is convertible after 180 days from issuance at a conversion price equal to 90% of the lowest closing bid price of the last 20 days prior to the conversion date. During the third quarter, it was determined this note had derivative discount in the amount of $75,000 of which $6,439 was amortized leaving a balance of $68,561 as of December 31, 2017.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

On July 27, 2017, we received a $75,000 installment in connection with Peak One Opportunity LP (Peak One) purchase agreement for certain Company convertible debentures totaling $425,000. We issued to Peak One a three year $75,000 non-interest bearing debenture maturing on July 26, 2020. The debenture had an OID (original issue discount) in the amount of $12,500. As of December 31, 2017, $625 had been amortized with a remaining OID in the amount of $11,875. The debentures when issued are convertible into common shares of the Company with certain terms and conditions as set forth in the agreement. The Holder is entitled to, at any time or from time to time, to convert the conversion amount into conversion shares, at a conversion price for each share of common stock equal to the lesser of (a) $0.15 or (b) sixty five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of the common stock for the twenty (20) trading days immediately preceding the date of the date of conversion of the debentures subject in each case to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events. During the third quarter, it was determined this note had derivative discount in the amount of $26,492 of which $2,263 was amortized leaving a balance of $24,229 at December 31, 2017. See Note 14.

On November 28, 2017, we received a $50,000 installment in connection with Peak One Opportunity LP (Peak One) purchase agreement for certain Company convertible debentures totaling $425,000. We issued to Peak One a three year $50,000 non-interest bearing debenture maturing on November 27, 2020. The debenture had an OID (original issue discount) in the amount of $8,000. As of December 31, 2017, $222 had been amortized with a remaining OID in the amount of $7,778. The debentures when issued are convertible into common shares of the Company with certain terms and conditions as set forth in the agreement. The Holder is entitled to, at any time or from time to time, to convert the conversion amount into conversion shares, at a conversion price for each share of common stock equal to the lesser of (a) $0.15 or (b) sixty five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of the common stock for the twenty (20) trading days immediately preceding the date of the date of conversion of the debentures subject in each case to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events. During the third quarter, it was determined this note had derivative discount in the amount of $14,208 of which $496 was amortized in 2017 leaving a balance of $13,712 at December 31, 2017. See Note 14.

These debentures total $200,000 and reflect a net original issue discount (OID) in the amount of $19,653 and a net derivative discount in the amount of $106,502. The net of the debentures and the OID with the derivative discount as shown on the balance sheet is $73,845.

NOTE 8- STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 25,000,000 preferred shares of $0.001 par value stock authorized. The Company has no preferred stock issued and outstanding. However, please see Note 15 Subsequent Events.

Common Stock

The Company has 250,000,000 common shares of $0.001 par value stock authorized. On December 31, 2017, we had 40,126,655 common shares outstanding as compared to 28,517,597 common shares outstanding on December 31, 2016.

Warrants

The Company uses a Black-Scholes pricing model in valuing options and warrants. The inputs for the valuation analysis of the options and warrants include the market value of the Company’s common stock, the estimated volatility of the Company’s common stock, the exercise price and the risk free interest rate. As of December 31, 2017 and 2016 total unrecognized compensation expense related to non-vested share-based compensation arrangements was $0.

The key inputs in determining grant date fair value are as follows:

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

		Weighted
		Average
	Warrants	Exercise Price
Outstanding - December 31, 2015	5,404,861	$0.10
Expired-Jan 24, 2016	(2,090)	$24.16
Granted-Feb 1, 2016	1,500,000	$0.10
Expired-Aug 1, 2016	(1,429)	$24.16
Granted-Aug 1, 216	4,675,000	$0.10

Granted-Aug 28, 2016	1,860,000	$0.10
Granted-Aug 31, 2016	600,000	$0.10
Granted-Sept 2, 2016	1,380,000	$0.10
Granted-Sept 28, 2016	2,493,000	$0.10
Granted-Oct 7, 2016	1,000,000	$0.10
Granted-Nov 15, 2016	50,000	$0.50
Exercisable as of December 31, 2016	18,959,342	$0.10
Outstanding - December 31, 2016	18,959,342	$0.10
Expired-Feb 9, 2017	(1,000)	$0.10
Granted-Jan 9, 2017	600,000	$0.10
Granted-May 25, 2017	100,000	$0.50
Granted-Jun 8, 2017	50,000	$0.10
Granted-Dec 13, 2017	4,650,000	$0.10
Exercisable as of December 31, 2017	24,358,342	$0.10
Outstanding - December 31, 2017	24,358,342	$0.10

The weighted average remaining life of the outstanding common stock warrants as of December 31, 2017 and 2016 was 2.89 given the extension of the term and 2.92 years. The aggregate intrinsic value of the outstanding common stock warrants as of December 31, 2017 and 2016 was $88,045 and $2,713,758 respectively.

Stock and Warrant issues during the year ended December 31, 2016:

Stock Issues:

●	we issued 1,000,000 common shares in July at $0.10 a share to settle a note in the amount of $100,000. There was a loss of $50,000 on this conversion.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

●	we issued 820,721 common shares in August to settle $52,905 of debt including which, 720,721 shares were issued to a related party H.E. Capital. There was a loss of $76,870 on the conversion.
●	we issued 125,000 common shares in August for consulting services valued at $18,750.
●	we issued 439,070 common shares in December to convert $229,535 of accounts payable. There was a gain of $102,249 on the transactions.
●	we issued 693,636 common shares during October 2016-December 2016 for consulting services valued at $153,143.
●	we issued 650,000 common shares in December for future consulting services valued at $188,435 and recorded as prepaid expenses which has been fully amortized.
●	we issued 862,413 common shares in December to settle $162,500 of debt and $49,608 of accrued interest. There was a loss of $42,661 on the conversion.

Warrant Issues:

●	we issued 1,500,000 common stock warrants in February for services rendered valued at $30,000 by the Black-Sholes method. These warrants were fully vested and have an exercise price of $0.10 per share, and expire on February 1, 2021.
●	we had 3,519 common stock warrants expire in July 2016.
●	we issued an aggregate of 3,675,000 common stock warrants in August including which 2,000,000 warrants were issued to Chris Bowers, the current CEO, for providing lines of credit and for services rendered and 1,500,000 warrants were issued to other related parties; HE Capital received 1,250,000 warrants for services rendered and Wayne Leggett received 250,000 warrants for services rendered. The rest of the warrants were also issued to entities for services rendered. All of the warrants issued were valued at $584,289 by the Black-Sholes method. All of these warrants were fully vested. 3,625,000 of these warrants have an exercise price of $0.10 per share, and expire on December 31, 2019. 50,000 of these warrants have an exercise price of $0.50 per share, and expire on August 15, 2019.
●	we issued 1,000,000 common stock warrants in August to Gary DeLaurentiis, our former CEO and a related party, for his service as a director in 2016. These warrants were valued at $148,952 by the Black-Sholes method. These warrants were fully vested and have an exercise price of $0.10 per share, and expire on December 31, 2019.
●	we issued an aggregate of 3,840,000 common stock warrants during August and September to a total of five current and former employees settle $2,154,135 in accrued and unpaid salary. This included 600,000 warrants to Gary DeLaurentiis for $417,100 in accrued and unpaid salary. These warrants were fully vested and have an exercise price of $0.10 per share, and expire on December 31, 2019.
●	we issued 1,050,000 common stock warrants in October and November for services rendered valued at $168,722 by the Black-Sholes method. 50,000 of these warrants were fully vested when issued and have an exercise price of $0.50 per warrant expiring on November 15, 2019. The remaining warrants in the amount of 1,000,000 were fully vested when issued and have an exercise price of $0.10 per warrant expiring on December 31, 2019.

Stock and Warrant issues during the year ended December 31, 2017:

Stock Issues:

●	we issued 100,000 common shares in January for consulting services valued at $20,000.
●	we issued 1,300,000 common shares in April to H. E. Capital, a related party, to settle $30,000 of their line of credit debt and $100,000 of accrued interest due them.
●	we issued 375,000 common shares in May for consulting services valued at $63,750.
●	we issued 300,000 common shares in July valued at $27,000 as a commitment fee in connection with the equity purchase agreement with Peak One. See Note 7.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

●	we issued 1,481,040 common shares in July to settle $100,000 of debt and $2,192 of accrued interest due them.
●	we issued 3,000,000 common shares in September valued at $300,000 to Black Lion Oil Ltd in connection with the acquisition of the minority interest in SFS.
●	we issued 2,000,000 common shares in October to H. E. Capital, a related party, to settle $200,000 of their line of credit debt.
●	we issued 1,500,000 common shares in November to convert $75,000 of debt.
●	we issued 125,000 common shares in December for consulting services valued at $7,500.
●	In December, despite our objection, 1,428,018 shares of common stock that were held as security against default were delivered out of escrow to one of our lenders after the lender was paid in full. We have placed stop transfer instructions on those shares with the transfer agent and requested the shares be returned.

Warrant Issues:

●	we issued 100,000 common stock warrants in May for services rendered valued at $14,608. These warrants were fully vested and have an exercise price of $0.50 per share, and expire on May 25, 2020.
●	we issued a total of 650,000 common stock warrants to the board of directors of SFS. A total of 600,000 warrants were issued in January and 50,000 in June. Chris Bowers, a related party and SFS chairman, received 200,000 warrants, Gary DeLaurentiis, a related party, received 150,000 warrants as well as the other two board members received 150,000 warrants each. These warrants were valued at $147,199 These warrants were fully vested and have an exercise price of $0.10 per share, and expire on December 31, 2020.
●	we issued an aggregate of 4,650,000 common stock warrants in December in which 3,250,000 of these warrants were issued to Chris Bowers, our CEO, for providing lines of credit and for services rendered as our CEO and board member; 300,000 warrants were issued to Gary DeLaurentiis, our chairman; two other board members received 50,000 warrants each; four others received 250,000 warrants each for services rendered. The warrants issued were valued at $481,112. All of these warrants were fully vested and have an exercise price of $0.10 per share, and expire on December 31, 2020.
●

We approved on December 13, 2017 the extension of the expiration date of all common stock warrants issued to employees. The new expiration date for these warrants and any new issue of common stock warrants will now expire on December 31, 2020. The incremental value as a result of the modification of the term of existing warrants amounting to $30,623 was charged to expense during the year ended December 31, 2017.

A recap of our common shares issued during the year ended December 31, 2017; we issued 600,000 common shares for services rendered valued at $91,250, we issued 6,281,040 common shares to convert $405,000 of debt and $102,192 of accrued interest. We issued 300,000 common shares valued at $27,000 as a commitment fee. We also issued 3,000,000 common shares valued at $300,000 as a result of the acquisition of the minority interest in SFS.

Note 9 - Related Party Transactions

On August 1, 2016, we issued warrants valued at $148,952 to purchase 1,000,000 shares of the Company’s common stock to our then CEO for his service as a director in 2016.

On August 1, 2016, we issued warrants valued at $300,000 to purchase 2,000,000 shares of the Company’s common stock to Chris Bowers our CEO for providing the credit line and services rendered as a financial consultant. Chris Bowers became our CEO and board member on December 12, 2016.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

For the year ended December 31, 2016, we have issued 1,250,000 warrants to related parties for services valued at $187,500. 2,000,000 warrants were issued to our CEO for loans to the Company and for services as a financial consultant valued at $300,000. We also issued 3,240,000 warrants to convert $1,737,032 in accrued salaries to former and current employees. The fair value was $393,505, the Company recorded a gain on settlement of $1,351,502 the gain was recognized as additional paid in capital.

In January and June 2017, we issued a total of 650,000 common stock warrants to the board of directors of SFS. Chris Bowers, our CEO & SFS CEO and board member received 200,000 warrants, and Gary DeLaurentiis, our chairman and SFS board member, received 150,000 warrants. These warrants were valued at $76,607. These warrants were fully vested and have an exercise price of $0.10 per share, and expire on December 31, 2020.

On April 3, 2017, we issued 1,300,000 common shares to H. E. Capital to settle $30,000 of their line of credit debt and $100,000 of accrued interest due them.

On October 9, 2017, we issued 2,000,000 common shares to H. E. Capital to settle $200,000 of their line of credit debt.

On December 13, 2017, we issued 3,600,000 common stock warrants as follows, 3,250,000 of these warrants were issued to Chris Bowers, our CEO, for providing lines of credit and for services rendered as our CEO and board member; 300,000 warrants were issued to Gary DeLaurentiis, our chairman; we also issued to Chris Smith 50,000 for services as a board member. These warrants were valued at $372,473 and were fully vested and have an exercise price of $0.10 per share, and expire on December 31, 2020.

For the year ended, December 31, 2017, the Company owed our CEO $25,720 in accounts payable.

The Company’s offices are currently located at 14699 Holman Mtn Rd, Jamestown, CA 95327. The space is provided by the Chairman of the Company at no cost.

Note 10 - Asset Acquisition

On September 28, 2016 we received 17,000,000 shares of common stock of Smart Fuel Solutions, Inc. (Smart Fuel Solutions), a Florida Corporation formed on November 20, 2015. We received the shares in exchange for providing technology for use in the US and $53,710 decrease in Smart Fuel liability to us. Our affiliate, Black Lion Oil Limited, received 3,000,000 shares of Smart Fuel on the same date for granting licenses to use the Green EnviroTech technology in countries outside the US. Smart Fuel Solutions also issued on September 28, 2016, 600,000 shares to an individual for an equity injection of $200,000. Smart Fuel Solutions is a staffed service corporation working with the Company to undertake operational responsibilities, research and development, engineering, and development of operational facilities. Smart Fuel Solutions will provide the staffing, maintenance and management of the facilities. Smart Fuel Solutions will also secure feedstock for, and sell the end products from, the Processing Plants and Finishing Plants. On September 28, 2016 we received our shares from Smart Fuel Solutions which represents the majority of the outstanding shares of Smart Fuel Solutions.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

Cash	$40,671
Deposits	5,000
Other assets-carbon equipment	459,935
Accounts payable and accrued expenses	(40,761)
Due to related party: Green EnviroTech Holdings Corp.	(265,761)
Note Payable	(134,000)

Total Net Assets (Liabilities) before non-controlling interest	$65,084

Less: non-controlling interest	$11,374

Decrease of Smart Fuel’s liability to Green EnviroTech	$53,710

As on September 28, 2016, the date of the Company’s acquisition of its interest in Smart Fuel Solutions, Inc. (Smart Fuel), it was determined the acquisition of the Smart Fuel met the criteria for the acquisition of assets under FASB ASC 805-50. Therefore, we recorded the acquisition as the purchase of equipment.

Note 11 - Acquisition of Minority Interest in Smart Fuel Solutions, Inc.

Effective June 30, 2017, we merged Smart Fuel Solutions, Inc. into the Company by acquiring the remaining 17.5% minority interest of 3,600,000 shares in exchange for a similar number of the Company’s common shares. The minority interest was valued at $360,000 based on the closing price of the Company’s stock at June 30, 2017 of $0.10 per share. We issued 3,000,000 shares valued at $300,000 to a minority shareholder of Smart Fuel as of September 30, 2017 and the remaining 600,000 shares to be issued, remain as a liability on our consolidated balance sheet. The difference in the fair value of the consideration and the carrying amount of the non-controlling interest of $466,128 was charged to additional paid in capital. As a result of the acquisition, Smart Fuel became a wholly-owned subsidiary of the Company. As of December 31, 2017, the Company has issued 3,000,000 of the 3,600,000 shares exchanged. The fair value of the remaining 600,000 shares is $60,000 and is carried on the consolidated balance sheet as stock payable. The Company also recognize Smart Fuel’s 3,143,000 outstanding warrants as if they had been issued by the Company.

NOTE 12 - Provision for income taxes

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Availability of loss usage is also subject to audit by the Internal Revenue Service (IRS). The IRS, when they do audits, normally go back three years, but this can be extended three more years if it can be proven income was understated by 25% or more. Years from 2010 through 2017 remain subject to review by the IRS.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

The 2017 Act reduces the corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017. For net operating losses (NOLs) arising after December 31, 2017, the 2017 Act limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income. In addition, NOLs arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation. The 2017 Act would generally eliminate the carryback of all NOLs arising in a tax year ending after 2017 and instead would permit all such NOLs to be carried forward indefinitely.

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows as of December 31, 2017 and 2016:

Deferred Tax Assets:	2017	2016

NOL Carryover Tax Advantage	$2,600,452	$3,792,000
Valuation allowance	(2,600,452)	(3,792,000)

	$-	$-

At December 31, 2017, the Company had a net operating loss carry forward in the amount of approximately $12,383,000 available to offset future taxable income through 2037. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 13- COMMITMENTS

On March 29, 2017, we entered into a lease and working capital credit facility with Caliber Capital & Leasing LLC and its assignee, Real Estate Acquisition Development Sales, LLC (“READS”). Under the agreements, READS is providing an initial commitment of up to $2.5 million for the construction of our first processing line in our centralized Carbon Finishing Plant in Ohio. The loan is dated for April 4, 2017 and to date we have drawn $493,000 from READS which has been used in part to refurbish used equipment. The remaining draw is in doubt and GETH is in final negotiations with other funding institutions to fill the gap in funding.

On March 29, 2017, we also signed the Master Equipment and Building Related Lease Agreement for $100 Million. The lease covers land, buildings and equipment. The equipment will have an initial term of seven years; after which we will have the option to purchase the facility from READS or renew the lease under the same terms. The commencement date was scheduled for April 4, 2017 and to date we have drawn $493,000 from READS which has been used in part to refurbish used equipment. The remaining draw is in doubt and GETH is in final negotiations with other funding institutions to fill the gap in funding.

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

During 2013, the Company entered into an agreement with Black Lion Oil Limited (Black Lion) whose primary focus is on emerging energy technology with broad applications. Under the agreement, the Company granted to Black Lion exclusive rights to the “waste to oil” process in specific territories outside of the United States. In return Black Lion paid $100,000 in cash to the Company as a fee. The original agreement provided for us to receive a 10% royalty which was later amended to receive 5% on gross revenues with any plant associated with Black Lion. The Company used the fee for working capital. As of December 31, 2017, Black Lion has not opened its first plant.

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

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

The Company recorded the judgment as a liability as of December 31, 2016. This judgement was settled in full during the year ended December 31, 2017.

On July 14, 2016, we received the Process Certification for our GEN 1 End of Life Tire Processing Solution from BHP Engineering & Construction, L.P.

Note 14 – Fair value of Financial Instruments and Derivative Liabilities

The carrying value of cash, accounts payable and accrued expenses, and debt approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The carrying amount of the Company’s long-term debt approximates fair value based upon its determined derivative discounts. The notes totaled $200,000 with net discounts in the amount of $126,155.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2017:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$378,221	$-	$-	$378,221
Warrant derivative liabilities	$133,016	$-	$-	$133,016
Total	$511,237	$-	$-	$511,237

The embedded conversion feature in the convertible debt instruments that the Company issued (See Notes 5 & 7), that became convertible during the third quarter, qualified them as a derivative instrument since the number of shares issuable under the note is indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. This convertible note tainted all other equity linked instruments including outstanding warrants and fixed rate convertible debt on the date that the instrument became convertible.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

The Company recorded debt discounts of $228,962. This was due to the derivative liabilities recognition in relation with its convertible notes with variable conversion formulas. These notes qualified for conversion in the third quarter. There was no such derivative recognition for the year ended December 31, 2016. The Company recorded amortization of these discounts of $120,057 for the year ended December 31, 2017. The valuation of the derivative liability attached to the convertible debt was arrived at through the use of a Multinomial Lattice model that values the derivative liability within the notes. The technique applied generates a large number of possible (but random) price paths for the underlying (or underlyings) via simulation, and then calculates the associated payment value (cash, stock, or warrants) of the derivative features. The price of the underlying common stock is modeled such that it follows a geometric Brownian motion with constant drift, and elastic volatility (increasing as stock price decreases). The stock price is determined by a random sampling from a normal distribution. Since the underlying random process is the same, for enough price paths, the value of the derivative is derived from path dependent scenarios and outcomes. The features in the notes that were analyzed and incorporated into the model included the conversion features with the reset provisions, the call/redemption/prepayment options, and the default provisions. Based on these features, there are six primary events that can occur; payments are made in cash; payments are made with stock; the note holder converts upon receiving a redemption notice; the note holder converts the note; the issuer redeems the note; or the Company defaults on the note. The model simulates the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, conversion price, etc.). Probabilities were assigned to each variable such as redemption likelihood, default likelihood, and timing and pricing of reset events over the remaining term of the notes based on management projections. This led to a cash flow simulation over the life of the note. A discounted cash flow for each simulation was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability.

Key inputs and assumptions used to value the convertible notes and warrants upon issuance or tainting and also as of December 31, 2017.

●	The stock price of $0.0721 to $0.1100 in these periods (variable conversion price; reset provisions; and upon redemption or default penalties) would fluctuate with the Company projected volatility;

●	An event of default adjusting the interest rate would occur 0% of the time for all notes except the Peak 1 Note which increases 0.50% per month to a maximum of 5% with the corresponding penalty;

●	The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of comparable companies and the term remaining for each note was from 170% through 287% at issuance, conversion, and quarters ends;

●	The company would redeem the notes (with the corresponding penalty) projected initially at 0% of the time for all notes except the EMA and Auctus Notes which increase monthly by 1.0% to a maximum of 5.0% (from alternative financing being available for a redemption event to occur); and

●	For the variable rate (some notes include conversion rate ceilings – the lessor of variable rates and a fixed rate) and fixed rate Notes, the Holder would convert (after 0days) at maturity based on ownership and trading volume limits; and

●	The Holder would automatically convert the note or exercise early at a multiple of the conversion/exercise or the stock price if the registration was effective (after 0 days) and the Company was not in default.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Using the results from the model, the Company recorded a derivative liability of $127,660 for newly granted warrants and a derivative liability of $473,356 for the fair value of the convertible feature included in the Company’s convertible debt instruments with a corresponding charge to debt discount of $220,498 and additional paid in capital of $380,518. The derivative liability recorded for the convertible feature created a debt discount of $220,498 which is being amortized over the remaining term of the note using the effective interest rate method, and is classified as convertible debt on the balance sheet. Interest expense related to the amortization of this debt discount for the year ended December 31, 2017, was $126,496. The remaining unamortized debt discount related to the derivative liability was $106,502 as of December 31, 2017. The Company recorded the change in the fair value of the derivative liability as a loss of $722 to reflect the value of the derivative liability for warrants and convertible notes as $511,236 as of December 31, 2017. The Company also recorded a reclassification from derivative liability to equity of $27,582 for the conversions of a portion of the Company’s convertible notes and $62,919 for the payoff of two of the Company’s convertible notes.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at December 31, 2016	$-
Fair value of derivative liability at issuance charged to debt discount	220,498
Fair value of derivative liability at issuance reclassified from additional paid in capital	380,518
Settlement of derivative liability due to debt paid	(62,919)
Settlement of derivative liability due to conversion	(27,582)
Unrealized derivative loss included in other expense	722
Balance at December 31, 2017	$511,237

NOTE 15- SUBSEQUENT EVENTS

On January 29, 2018, we hired Mr. Hernan Rizo, former CFO for READS, as our Interim Chief Financial Officer as a consultant. Compensation is $15,000 monthly.

On February 16, 2018, Peak One exercised its right to convert $15,000 of its $75,000 debenture for 488,281 shares of the Company’s common stock leaving a balance owed of $60,000. See Note 7

On March 6, 2018, Peak One exercised its right to convert $15,000 of the remaining balance of $60,000 of its debenture for 531,914 shares of the Company’s common stock leaving a balance of $45,000. See Note 7

On March 8, 2018, we filed with the state of Delaware, Division of Corporations, a Certificate of Designations of Preferences, Rights and Limitations for 300,000 shares of a Series B Convertible Preferred Stock. The Certificate of Designations was approved by Division of Corporations. These Series B Convertible Preferred shares are senior to Common Shareholders in reference to liquidation dividends and is junior to the Series A Convertible Preferred shares. The Series B Convertible Preferred Shares have an annual 12% dividend and have no voting rights. The redemption options for these shares are 105% for the first 30 days, 110% for the first 60 days, 115% for the first 90 days, 120% for the first 120 days, 125% for the first 150 days and 130% for the first 180 days, then after no redemption rights. Twelve months from the issue date, the Company has a “mandatory redemption date” to redeem the outstanding shares not converted. The shares have conversion rights to convert at 75% of the average of the two lowest common stock prices ten days before the date of conversion.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

On March 13, 2018, we received $78,000 from Geneva Roth Remark Holdings in return for 85,800 shares of our new Series B Convertible Preferred Stock. We paid $3,000 in fees.

On March 20, 2018, we issued 250,000 shares of common stock to settle $5,000 of vendor debt.

On March 23, 2018, Peak One exercised its right to convert $15,000 of the remaining balance of $45,000 of its debenture for 806,451 shares of the Company’s common stock leaving a balance of $30,000. See Note 7

On March 27, 2018, our CEO, Secretary and Treasurer and four managers, agreed to waive payment of their accrued salaries that were outstanding as of December 31, 2017.

During the first quarter of 2018, we received from our CEO $75,100 from a line of credit and we paid back $29,000 of the line of credit.

On April 9, 2018, we signed a Financing and Development agreement with National Standard Environmental LLC (NAT-Enviro), an affiliate company of National Standard Finance. This agreement provides the foundation for financing and building processing plants in the US and abroad. The GETH team and NAT-Enviro will work together over the next 90 days to confirm the financing structure for our first three projects in the US.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENVIROTECH HOLDINGS, CORP.

Date: April 27, 2018	By:	/s/ Chris Bowers
Chris Bowers
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Chris Bowers		April 27, 2018
Chris Bowers	Principal Executive Officer and Director

/s/ Hernan Rizo		April 27, 2018
Hernan Rizo	Principal Financial and Accounting Officer and Director

/s/ Christopher R. Smith		April 27, 2018
Christopher R. Smith	Director

32