Form 10-Q
period 2018-03-31
GREEN ENVIROTECH HOLDINGS CORP.
filed 2018-05-21
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

(209) 881-3523

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date; 42,203,301 shares of common stock are issued and outstanding as of May 18, 2018.

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

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash	$18,551	$6,054
Prepaid expenses	5,812	5,812
Other current assets	104,284	104,284
Total current assets	128,647	116,150

PROPERTY PLANT AND EQUIPMENT
Construction in Progress	946,483	934,774

TOTAL ASSETS	$1,075,130	$1,050,924

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$666,009	$647,445
Accounts payable-related party	13,960	25,720
Accrued expenses	831,861	2,089,895
Other current liabilities	60,000	60,000
Secured debentures payable	305,000	305,000
Loan Payable-related party-convertible	1,556,637	1,510,537
Loan Payable-other-convertible	149,295	149,295
Loan Payable-other-non-convertible	663,000	663,000
Series B 12% Redeemable Series B Convertible Cumulative Preferred Stock; $0.001 par value, $1.00 stated value, 300,000 shares authorized, 85,800 and 0 shares issued and outstanding as of March 31, 2018 and December 31, 2017 respectively, net of unamortized discount $51,111	34,689	-
Derivative liability	276,452	511,237
Total current liabilities	4,556,903	5,962,129

Loan Payable-other-convertible-long term, net of unamortized discount of $104,948 and $126,155	50,052	73,845

TOTAL LIABILITIES	4,606,955	6,035,974

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding	-	-
Convertible Series A Preferred Stock $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 42,203,301 and 40,126,655 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	42,203	40,127
Additional paid in capital	23,369,289	21,604,141
Accumulated deficit	(26,943,317)	(26,629,318)
Total stockholders’ deficit	(3,531,825)	(4,985,050)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,075,130	$1,050,924

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	THREE MONTHS ENDED	THREE MONTHS ENDED
	March 31, 2018	March 31, 2017

OPERATING EXPENSES
Wages and professional fees	$450,236	$417,176
General and administrative	29,105	152,121
Total operating expenses	479,341	569,297

Loss from operations	(479,341)	(569,297)

OTHER INCOME (EXPENSES)
Interest expense	(79,220)	(87,750)
Gain or loss on fair value of derivatives	244,562	-
Total other income (expense)	165,342	(87,750)

NET LOSS	(313,999)	(657,047)

Dividends applicable to preferred stock	(744)	-
Loss attributable to noncontrolling interest	-	(50,698)

Net loss applicable to commons stock holders	$(314,743)	$(606,349)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	40,609,939	28,589,819

NET LOSS PER COMMON SHARE-BASIC AND DILUTED	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

UNAUDITED

	THREE MONTHS ENDED	THREE MONTHS ENDED
	MARCH 31, 2018	MARCH 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(313,999)	$(657,047)

Adjustments to reconcile net loss
to net cash used in operating activities:
Common stock issued for services	-	20,000
Amortization of debt and derivative discount	21,207	29,124
Amortization of OID on preferred shares- series B	1,979	-
Change in fair value of derivatives	(244,562)	-
Warrants issued for services	-	142,857

Change in assets and liabilities
Decrease in deposits and other current assets	-	102,117
Increase in accounts payable and accrued expenses	438,532	143,863
Net cash used in operating activities	(96,843)	(219,086)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in Progress	-	(61,509)
Net cash used in investing activities	-	(61,509)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on line of credit - related party	75,100	200,000
Principal payments on debt-related party	(29,000)	-
Preferred shares issued for cash	75,000	-
Payments on accounts payable-related party	(11,760)
Net cash provided by financing activities	109,340	200,000

NET INCREASE (DECREASE) IN CASH	12,497	(80,595)

CASH - BEGINNING OF PERIOD	6,054	94,664

CASH - END OF PERIOD	$18,551	$14,069

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$30,000	$30,000
Income Taxes	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Debt discount from convertible loan payable	$-	$35,300
Accrued salary contributed to equity	$1,684,711	$-
Conversion of loans payable to common stock	$45,000	$-
Conversion of accounts payable to common stock	$5,000	$-
Derivative liability from tainted warrants, preferred stock and notes	$43,107	$-
Resolution of derivative liability due to conversion of notes	$33,330	$-
Interest capitalized to construction in progress	$11,709	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation and Accounting Policies

The unaudited interim consolidated financial statements include our wholly owned subsidiary, GETH CFP, Inc. (“CFP”). CFP is a Delaware Corporation formed on February 9, 2017 for the purpose of handling and upgrading both third party carbon black and the carbon black produced by our GEN 1 End of Life Tire Processing Plants. We acquired a Carbon Black Finishing System 2016 for installation in our Centralized Carbon Black Finishing Plant located in Ohio. The equipment is currently being refurbished and when completed will be relocated and installed with the assistance of GETH’s strategic partners, under a master services agreement that covers all of the GETH plants. The Ohio site is being provided by the Lawrence County Economic Development Corporation as part of its mission to bring jobs back to that part of Ohio. All significant inter-company balances and transactions have been eliminated in the consolidation as of and for the three months ended March 31, 2018.

The unaudited interim consolidated financial statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2017 and 2016 audited financial statements included in our Form 10-K and should be read in conjunction with the notes to the financial statements which appear in that report.

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

In the opinion of management, the information furnished in these unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three months ended March 31, 2018 and 2017. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

In April 2016, the FASB issued ASU 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity's promise to grant a license provides a customer with either a right to use the entity's intellectual property (which is satisfied at a point in time) or a right to access the entity's intellectual property (which is satisfied over time). The amendments in this Update are intended render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company adopted these standards at the beginning of the first quarter of fiscal 2018 using the modified retrospective method. The adoption of these standards did not have an impact on the Company's consolidated statements of operations for any periods presented.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 Going Concern

These unaudited interim consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. For the three months ended March 31, 2018, we had a net loss. We also have a working capital deficit and an accumulated deficit since inception. These factors raise substantial doubt about our ability to continue as a going concern.

These unaudited interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from a future uncertainty. The Company plans to continue funding itself through the generation of revenues and raising capital through loans and new equity.

Note 3 Loan Payable – Related Party and Convertible

On March 3, 2017, we approved a new working capital line of credit loan with our CEO, Chris Bowers in the amount up to $150,000 with interest at 8% which matured on December 31, 2017. In January 2018, the maturity date was extended to December 31, 2018. The note has conversion rights into our common shares at $0.10 per share. As of March 31, 2018, this note had a balance of $136,100 and accrued interest in the amount of $8,631. This balance was $90,000 at December 31, 2017 with accrued interest in the amount of $6,420. In the three months ended March 31, 2018, the Company borrowed $75,100 on the LOC and repaid $29,000. There was no BCF on the additions during the three months ended March 31, 2018. The Company evaluated this convertible LOC for Beneficial Conversion Features (BCF) and concluded that the LOC incurred a Beneficial Conversion Features (BCF) when it was issued. The BCF resulted in a debt discount in the amount of $35,300 of which the full amount was amortized in 2017.

On August 15, 2016, we accepted a Line of Credit (LOC) in the amount of $500,000 from our CEO Chris Bowers. On November 14, 2016, we accepted a second Line of Credit (LOC) in the amount of $500,000 from our CEO. As of March 31, 2018, these two LOCs had an outstanding balance in the amount of $1,000,000 with no accrued interest. These LOCs accrue interest at the rate of 1% per month based upon $1,000,000 total balance. We have been paying $10,000 per month in interest on the two LOCs for a total of $30,000 for the three months ended March 31, 2018. The due date of the two loans were extended to December 31, 2018. The funds were used for working capital in the Company. The first LOC has two Addendums attached to it. Addendum A clarifies debt conversion rights attached to the LOC at $0.20 per share of common stock. Addendum B clarifies other rights attached to the LOC. There was no BCF on the balance of the LOC2. These other rights, referred to above, are numbered below. (The second LOC has the same rights as that of the first LOC). These certain other rights in Addendum B provide for the following:

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

The Company evaluated these convertible LOCs for Beneficial Conversion Features (BCF) and concluded that the second LOC incurred a Beneficial Conversion Features (BCF) when it was issued on November 14, 2016. The BCF resulted in a debt discount in the amount of $105,600 of which $8,800 was amortized for the year ended December 31, 2016 and the balance was amortized during the year ended December 31, 2017.

The Company also has an outstanding note payable to our CEO Chris Bowers for $134,000. The note is subject to annual interest of eight percent (8%), convertible at $0.50 per share and matured on December 31, 2017. In January 2018, the maturity date was extended to December 31, 2018. As of March 31, 2018, the accrued interest on this note was $17,967.

We have an unsecured line of credit with H. E. Capital, S. A., a related party. The line of credit accrues interest at the rate of 8% per annum. The due date of the line of credit was December 31, 2017 but in January 2018, the maturity date was extended to December 31, 2018. This line of credit has a $0.10 per common share conversion rate. Balance of the line of credit at March 31, 2018 was $286,537 with accrued interest in the amount of $65,474. There was no activity in this note other than the accrual of interest for the three months ended March 31, 2018.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 Secured Debentures

On January 24, 2011, we entered into a series of securities purchase agreements with accredited investors pursuant to which we sold an aggregate of $380,000 in 12% secured debentures. The Debentures are secured by the assets of the Company pursuant to security agreements entered into between us and the investors. As of March 31, 2018, these secured debentures have an outstanding balance of $305,000 and accrued interest in the amount of $283,478. These debentures are in default.

Note 5 Loan Payable – Other and Convertible

On May 16, 2016, we approved H.E. Capital S.A.’s (HEC) request to assign to a private company $200,000 of its Line of Credit Note. We approved the request and reduced HEC’s Line of Credit Note for that amount and record a new note. On July 19, 2016, the private company converted $100,000 of its note into 1,000,000 common shares of the Company’s stock. In January 2018, the maturity date of the Line of Credit was extended from December 31, 2017 to December 31, 2018. As of March 31, 2018, the note balance is $100,000 with accrued interest in the amount of $16,395.

On July 1, 2016, we issued a note to a private individual in the amount of $49,295. This new note has $0.50 conversion rights attached to it and accrues interest at 8%. In January 2018, the maturity date was extended from December 31, 2017 to June 30, 2018. As of March 31, 2018, this note had accrued interest in the amount of $6,904.

On July 20, 2017, we entered into an equity purchase agreement for up to $5,000,000 of our common stock with Peak One Opportunity Fund, LP (Peak One). In connection with that same agreement, we also entered into a related registration rights agreement. We issued a non-interest bearing convertible debenture on July 20, 2017 in the amount of $75,000 to Peak One. This debenture matures on July 20, 2020 and was issued as a commitment fee in connection with the agreement, as well as agreed to issue 300,000 shares of our common stock as commitment shares. On July 25, 2017, we issued these shares valued at $27,000. Both the commitment debenture and commitment shares were charged to other current assets until such time the registration statement is filed after which the amount will be amortized over the life of the offering. Conversion price is 90% of the lowest closing bid price of the last 20 days prior to the conversion date. The note has a derivative discount in the amount of $75,000 at issue and at March 31, 2018 has a remaining balance to amortize in the amount of $67,891. Amortization of debt discount for the quarter ended March 31, 2018 amounted to $670.

On July 27, 2017, we received the first of three installments in connection with Peak One Opportunity LP (Peak One) purchase agreement for certain Company Convertible Debentures totaling $425,000. We issued to Peak One a three year $75,000 non-interest bearing debenture maturing on July 26, 2020. We received the 2nd installment on November 28, 2017 and issued a non-interest bearing debenture for $50,000 which will mature on November 28, 2020. The debentures had an OID (original issue discount) and derivative discounts totaling $61,200 which are amortized over the term of the debentures. The debentures are convertible into common shares of the Company with certain terms and conditions as set forth in the agreement. The Holder is entitled to, at any time or from time to time, to convert the Conversion Amount into Conversion Shares, at a conversion price for each share of Common Stock equal to the lesser of (a) $0.15 or (b) Sixty Five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion of the Debentures subject in each case to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events. During the quarter ended March 31, 2018, Peak One exercised its right to convert a total of $45,000 of its $75,000 debenture into 1,826,646 shares of the Company’s common stock. As of March 31, 2018, the notes have an outstanding balance of $80,000. Amortization of debt discounts amounted to $20,537 for the quarter ended March 31, 2018. Unamortized debt discount as of March 31, 2018 amounted to $37,057.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 Loan Payable – Other and Non-Convertible

On November 16, 2012, we issued a note to a private individual in the amount of $170,000 with interest accruing at 8% per annum. This note has been extended to June 30, 2018. As of March 31, 2018, the accrued interest was $23,884.

On March 29, 2017, we entered into a lease and working capital credit facility with Caliber Capital & Leasing LLC and its assignee, Real Estate Acquisition Development Sales, LLC (“READS”). Under the agreements, READS is providing an initial commitment of up to $2.5 million for the construction of our first processing line in our centralized Carbon Finishing Plant in Ohio. We received our first advance on the commitment on October 6, 2017. As of March 31, 2018, we have an outstanding balance in the amount of $493,000 with accrued interest in the amount of $19,753. The interest accrues at 9.5% and is allocated to construction in progress. This is a revolving working capital line which is due in one year and has the option for two one year extensions. The remaining draw is in doubt and GETH is in final negotiations with other funding institutions to fill the gap in funding.

Note 7 Commitments and Contingencies

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

On March 29, 2017, we also signed the Master Equipment and Building Related Lease Agreement for $100 Million. The lease covers land, buildings and equipment. The equipment will have an initial term of seven years; after which we will have the option to purchase the facility from READS or renew the lease under the same terms. The commencement date was scheduled for April 4, 2017 and never happened. The remaining draw is in doubt and GETH is in final negotiations with other funding institutions to fill the gap in funding.

On April 11, 2017, our wholly owned subsidiary GETH CFP, Inc. signed a 10-year lease with the Lawrence Economic Development Corporation of Lawrence County, Ohio for the lease of 11,200 sq. ft. of manufacturing space for our carbon finishing plant in Ohio. The lease had a start date of June 1, 2017, which has been extended to the opening of the Carbon Plant and runs to June 1, 2027. The lease has three, five year extensions. The lease is $4.00 per sq. ft. with initial payments in the amount of $3,733 per month. The first extension is at $4.50 per sq. ft. with payments in the amount of $4,200 per month. The Company is currently in negotiations to sign a new lease since the property covered by the existing lease is no longer available.

On July 20, 2017, we entered into an equity purchase agreement for up to $5,000,000 of our common stock with Peak One Opportunity Fund, LP (Peak One). In connection with that same agreement, we also entered into a related registration rights agreement. We issued a convertible debenture in the amount of $75,000 to Peak One as a commitment fee in connection with the agreement, as well as agreed to issue 300,000 shares of our common stock as commitment shares. On July 25, 2017, we issued these shares valued at $27,000. Both the commitment debenture and commitment shares were charged to other current assets until such time the registration statement is filed.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During 2013, the Company entered into an agreement with Black Lion Oil Limited (Black Lion) whose primary focus is on emerging energy technology with broad applications. Under the agreement, the Company granted to Black Lion exclusive rights to the “waste to oil” process in specific territories outside of the United States. In return Black Lion paid $100,000 in cash to the Company as a fee. The original agreement provided for us to receive a 10% royalty which was later amended to receive 5% on gross revenues with any plant associated with Black Lion. The Company used the fee for working capital. As of March 31, 2018, Black Lion has not opened its first plant.

Note 8 – Fair value of Financial Instruments and Derivative Liabilities

The carrying value of cash, accounts payable and accrued expenses, and debt approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Carrying amount of the Company’s long-term debt approximates fair value based upon its determined derivative discounts. These notes at March 31, 2018 totaled $155,000 with net discounts in the amount of $104,948.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of March 31, 2018:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$250,701	$-	$-	$250,701
Warrant derivative liabilities	$25,751	$-	$-	$25,751
Total	$276,452	$-	$-	$276,452

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of December 31, 2017:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$378,221	$-	$-	$378,221
Warrant derivative liabilities	$133,016	$-	$-	$133,016
Total	$511,237	$-	$-	$511,237

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 6), that became convertible during the third quarter of 2017 as well as the mandatorily redeemable Series B convertible preferred stock issued during the quarter ended March 31, 2018 (see Note 9)., qualified these as derivative instruments since the number of shares issuable under the notes and preferred shares are indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. As a result, all other equity linked instruments including outstanding warrants and fixed rate convertible debt were tainted and also required derivative accounting treatment.

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

The valuation of the derivative liability attached to the convertible debt and the preferred shares was arrived at through the use of a Multinomial Lattice model that values the derivative liability within the notes. The technique applied generates a large number of possible (but random) price paths for the underlying (or underlyings) via simulation, and then calculates the associated payment value (cash, stock, or warrants) of the derivative features. The price of the underlying common stock is modeled such that it follows a geometric Brownian motion with constant drift, and elastic volatility (increasing as stock price decreases). The stock price is determined by a random sampling from a normal distribution. Since the underlying random process is the same, for enough price paths, the value of the derivative is derived from path dependent scenarios and outcomes. The features in the notes that were analyzed and incorporated into the model included the conversion features with the reset provisions, the call/redemption/prepayment options, and the default provisions. Based on these features, there are six primary events that can occur; payments are made in cash; payments are made with stock; the note holder converts upon receiving a redemption notice; the note holder converts the note; the issuer redeems the note; or the Company defaults on the note. The model simulates the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, conversion price, etc.). Probabilities were assigned to each variable such as redemption likelihood, default likelihood, and timing and pricing of reset events over the remaining term of the notes based on management projections. This led to a cash flow simulation over the life of the note. A discounted cash flow for each simulation was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability.

The following assumptions were used for the valuation of the derivative liability related to the Notes, Preferred Shares and subset to the Warrants as of March 31, 2018:

●	The stock price of $0.0408 to $0.053 in these periods (variable conversion price; reset provisions; and upon redemption or default penalties) would fluctuate with the Company projected volatility;

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

●	An event of default adjusting the interest rate would occur 0% of the time for all notes except the Peak 1 Note which increases 0.50% per month to a maximum of 5% with the corresponding penalty;
●	The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of comparable companies and the term remaining for each note was from 245% through 290% at issuance, conversion, and quarters ends;
●	The company would redeem the notes (with the corresponding penalty) projected initially at 0% of the time for all notes except the EMA and Auctus Notes which increase monthly by 1.0% to a maximum of 5.0% (from alternative financing being available for a redemption event to occur); and
●	For the variable rate (some notes include conversion rate ceilings – the lessor of variable rates and a fixed rate) and fixed rate Notes, the Holder would convert (after 0 days) at maturity based on ownership and trading volume limits; and
●	The Holder would automatically convert the note or exercise early at a multiple of the conversion/exercise or the stock price if the registration was effective (after 0 days) and the Company was not in default.

Using the results from the model, the Company recorded additional paid in capital of $33,330 from the conversion of $45,000 of debt. The derivative liability recorded for the convertible feature created a debt discount of $43,107 which is being amortized over the remaining term of the instrument using the effective interest rate method, and is classified as convertible debt on the balance sheet. The Company also issued 85,800 shares of our new Series B Convertible Preferred Stock on March 13, 2018 for $75,000. These shares are shown in current liability section of the Consolidated Balance Sheet net of their discounted value of $34,689. These shares created a derivative discount and OID in the amount of $53,090. The Company recorded the change in the fair value of the derivative liability as a gain of $244,562 to reflect the value of the derivative liability for warrants and convertible instruments as $276,452 as of March 31, 2018. The Company also recorded a reclassification from derivative liability to equity of $33,330 for the conversions of a portion of the Company’s convertible notes.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at December 31, 2017	$511,237
Fair value of derivative liability at issuance charged to debt discount	43,107
Settlement of derivative liability due to conversion	(33,330)
Unrealized derivative gain included in other expense	(244,562)
Balance at March 31, 2018	$276,452

Note 9 Mandatorily Redeemable Series B Preferred Stock

Preferred Stock

On March 8, 2018, we filed with the state of Delaware, Division of Corporations, a Certificate of Designations of Preferences, Rights and Limitations for 300,000 shares of a Series B Convertible Preferred Stock. The Certificate of Designations was approved by Division of Corporations. These Series B Convertible Preferred shares are senior to Common Shareholders in reference to liquidation dividends and are junior to the Series A Convertible Preferred shares. The Series B Convertible Preferred Shares have an annual 12% dividend with a stated value of $1.00 and have no voting rights. The redemption options for these shares are 105% for the first 30 days, 110% for the first 60 days, 115% for the first 90 days, 120% for the first 120 days, 125% for the first 150 days and 130% for the first 180 days, then after no redemption rights. Twelve months from the issue date, the Company has a “mandatory redemption date” to redeem the outstanding shares not converted. The shares have conversion rights to convert at 75% of the average of the two lowest common stock prices ten days before the date of conversion.

The Company issued 85,800 shares of our new Series B Convertible Preferred Stock on March 13, 2018 for $75,000. These shares are shown in the Equity section of the Balance Sheet net of their discounted value of $34,698. The Company evaluated the classification of the Series B Convertible Preferred Stock under ASC 480-10-25 and determined that due to their mandatory redemption features, the preferred shares required to be classified as a liability. The embedded conversion option of the preferred shares were also required to be bifurcated and accounted for as derivative liabilities (see Note 8). During the quarter ended March 31, 2018, the Company recorded an OID and derivative discount of $53,090 and amortization expense of $1,979 which was charged to interest. Unamortized discount as of March 31, 2018 amounted to $51,111.

Note 10 Equity

Common Stock

On March 20, 2018, we issued 250,000 shares of common stock to settle $5,000 of vendor debt.

During the quarter ended March 31, 2018, Peak One exercised its right to convert a total of $45,000 of its $75,000 debenture into 1,826,646 shares of the Company’s common stock.

Additional Paid-In Capital

On March 27, 2018, certain officer and directors of the Company forgave $1,684,711 of accrued salaries which were recorded as a capital contribution.

Warrants

As of March 31, 2018, we had 24,358,342 common stock warrants outstanding which have a weighted average exercise price of $0.10 and a weighted average remaining terms of 2.72 years.

Note 11 Related Party Transactions

We owed our CEO $13,960 in accounts payable for the three months ended March 31, 2018. On December 31, 2017 we owed our CEO $25,720 in accounts payable and the Company repaid $11,760 during the three months ended March 31, 2018.

Note 12 Subsequent Events

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

On May 1, 2018, we received a commitment of 53,000 from Geneva Roth Remark Holdings in return for 58,300 shares of our Series B Convertible Preferred Stock.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2018 and 2017. You should refer to the Consolidated Financial Statements and related Notes in conjunction with this discussion.

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

Our first market will be to process end of life tires, starting in the USA. Our GEN 1 End of Life Tire Processing Solution is ready for deployment and we have secured a $100 Million project finance facility that will be used to build a Carbon Finishing Plant (CFP) in Ohio, and build two, GEN 1 End of Life Tire Processing Plants. When fully operational, we expect these plants to process 100,000 tons per year of end of life tires and generate more than $40 Million of annual revenue.

Our goal over the next five years (by 2023) is to be processing 25% of the end of life tire feedstock in the USA, which would generate more than $200 Million in annual revenues, making GETH the market leader in the USA. In order to keep up with our five year building program, we expect to be commissioning numerous tire processing plants in a number of strategic locations throughout the country. With our expansion program, we intend to construct additional finishing lines at our central Carbon Finishing Plant in Ohio. Achieving our goal would mean that over 800,000 tons of end-of-life tires will be diverted from landfills. We see our expansion program creating hundreds of jobs, often in areas of low employment opportunity.

Recent Developments

Over the first three months of 2018, we have been pushing through the slowed progress as a result of stalled funding we incurred in 2017. We are continuing our pace forward to continue building a firm foundation from which to launch growth. The last four months have been dedicated securing our first draw from READS LLC (Real Estate Assets/Real Estate Acquisition Development & Sales) who provided our lease finance facility. It was during the last quarter of 2017, we received our first draw from READS. Due to the delay in receiving our first funding and the continued questionable funding, we have had to look to other financing arrangements in our project funding. As a result, the execution of our business plan has slipped by several months, and we now forecast the Carbon Finishing Plant, which was under construction and now delayed, to be operating by the end of 2018. For the remainder of 2018, we will continue to be in an investment mode for which we anticipate these investments to generate revenues starting in the third or fourth quarter of 2018, a forecast revenue of $1 to 2 Million in 2019, and an estimated $15 Million in recurring revenues from 2020 onwards.

Management intends to finance operating costs over the next twelve months with revenues generated in 2019, credit lines, loans and/or private placement of common stock.

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

On March 27, 2018, our CEO, Secretary and Treasurer and four managers, agreed to waive payment of their accrued salaries that were outstanding as of December 31, 2017 which was accounted for as a contribution to equity.

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

On January 29, 2018, we hired Mr. Hernan Rizo, former CFO for READS, as our Interim Chief Financial Officer as a consultant.

On June 30, 2017, we merged Smart Fuel Solutions, Inc. (Smart Fuel) into the Company. Smart Fuel was a service company whose President and Chief Executive Officer was Chris Bowers. Chris Bowers became our new President and Chief Executive Officer effective December 2016. Smart Fuel has always promoted our Company and was assisting us with our operational responsibilities in all areas of management, including engineering and proposed plant development sites. It was decided that merging the two companies was the best alternative going forward. We already owned 17,000,000 of SFS’s 20,600,000 outstanding shares. The Company negotiated with Smart Fuel’s minority shareholders to take one-for-one conversion of the Company’s shares for Smart Fuel’s shares. The 3,600,000 minority shares were valued at $360,000 based on the Company’s closing price on June 30, 2017 of $0.10 as a result of the merger. We issued to the largest minority Smart Fuel shareholder 3,000,000 common shares on September 26, 2017 valued at $300,000. The remaining amount of $60,000 is carried on the consolidated balance sheet as other current liabilities at March 31, 2018. The balance of the shares will be issued in 2018.

On April 11, 2017, our wholly owned subsidiary GETH CFP, Inc. signed a ten- year lease with the Lawrence Economic Development Corporation of Lawrence County, Ohio for the lease of 11,200 sq. ft. of manufacturing space for our carbon finishing plant in Ohio. The lease had a start date of June 1, 2017, but this date has been extended until the opening of the carbon plant and runs to June 1, 2027. The lease has three five year extensions. The lease is $4.00 per sq. ft. with initial payments in the amount of $3,733 per month. The second extension is at $4.50 a sq. ft. with payments in the amount of $4,200 per month. The Company is currently in negotiations to sign a new lease since the property covered by the existing lease is no longer available.

On March 29, 2017, we entered into a lease and working capital credit facility with Caliber Capital & Leasing LLC and its assignee, Real Estate Acquisition Development Sales, LLC (“READS”). Under the agreements, READS is providing an initial commitment of up to $2.5 million for the construction of our first processing line in our centralized Carbon Finishing Plant in Ohio. We received our first advance on the commitment on October 6, 2017. As of March 31, 2018, we have an outstanding balance in the amount of $493,000 with accrued interest in the amount of $19,753. The interest accrues at 9.5% and is allocated to construction in progress. This is a revolving working capital line due in one year with two one year extensions. The remaining draw is in doubt and GETH is in final negotiations with other funding institutions to fill the gap in funding.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2017 and 2016, together with notes thereto as previously filed with our Annual Report on Form 10-K. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Reports on Form 10-Q for prior quarter filings.

Results of Operations

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017.

The Company is a pre revenue-stage technology company that has developed a GEN 1 End of Life Tire Processing Solution that produces two valuable end products – Brent crude standard blend stock oil and carbon black. The Company had no operating revenues or cost of revenues for the three months ended March 31, 2018 and 2017.

Operating Expenses

The wages and professional fees for the three months ended March 31, 2018 were $450,236 as compared to $417,176 for the three months ended March 31, 2017, an increase of $33,060 and approximately 8% increase. The wages and professional fees for the three months ended March 31, 2018 included $399,375 in accrued wages and $50,861 in professional fees. For the three months ended March 31, 2017, the wages and professional fees had $62,500 in wages, $191,819 in professional fees, $142,857 in warrants issued for services and $20,000 in stock issued for services.

The general and administrative expenses for the three months ended March 31, 2018 were $29,105 as compared to $152,121 for the three months ended March 31, 2017, a decrease of approximately 81%. This decrease of $123,016 was the result of closing our lab which saved lab rent and expenses, a decrease in product sample expenses, travel, entertainment, advertising and marketing concerning the promotion of the company.

Other Income and Expenses

Other income and expenses for the three months ended March 31, 2018 were $165,342 in income as compared to $87,750 in expenses for the three months ended March 31, 2017, an increase of 288%. This decrease of $253,092 was the result of the gain recognized due to the fair value adjustment of our derivatives liability which was $244,562 which was reduced by the interest expense on the working capital notes in the amount of $79,220. Compared to the three months ended March 31, 2017, we had no derivative adjustment and had $87,750 in interest expense.

Net Loss

As a result of the above, the Company had a net loss of $313,999 for the three months ended March 31, 2018 as compared to a loss of $657,047 for the three months ended March 31, 2017.

Liquidity and Capital Resources

On March 31, 2018, we had a balance of cash in the bank in the amount of $18,551. We had other current assets in the amount of $110,096. Included in other current assets is $5,812 in prepaid expenses and $104,284 in other assets. Our PP&E account totaled $946,483 which included $645,909 in carbon equipment and $300,574 in engineering and design work in connection with our first pyrolysis plant. We had $667,009 in accounts payable to vendors, we had $12,960 in accounts payable to officers, we had $442,485 in accrued interest on our note obligations and $389,376 in accrued payroll. We also had $60,000 in stock payable in connection with our acquisition of the minority interest in Smart Fuel on June 30, 2017.

We had secured debentures payable in the amount of $305,000. We had loan payable –related party-convertible in the amount of $1,556,637. We had loan payable-other-convertible in the amount of $149,295. We had $663,000 in loan payable-other-non-convertible. We had derivative liability in the amount of $276,452 and $50,052 in loans payable-other-convertible-long-term. Please refer to our notes to the financials for further information concerning note liabilities.

Our loans with conversion features became impacted with derivative measurements as a result of two of our loans becoming qualified for conversion rights during this third quarter of 2017. These two loans’ conversion features are considered variable in direct relation with the market price of our stock. This feature tainted all of our convertible loans, which triggered a direct discount to these loans and a new balance sheet account recording listed as Derivative Liability. Please refer to Note 9 dealing with Derivatives in our notes to the financials for further information.

We had negative cash flows from operations for the three months ended March 31, 2018 in the amount of ($96,843) as compared to the same period ended March 31, 2017 in the amount of ($219,086). We had cash provided of $109,340 in financing activities for the three months ended March 31, 2018 as compared to $200,000 for the same period ended March 31, 2017. We received proceeds from loan payable-related party of $75,100 where we received $200,000 in 2017. We also received $75,000 in proceeds from our Preferred shares where we had none for the same period ended March 31, 2017. We also paid $11,760 in accounts payable to a related party.

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

Item 4. Controls and Procedures.

Evaluation of Disclosures and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Chief Executive Officer (“CEO”) (principal executive) and our interim chief financial officer, Hernan Rizo, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 13, 2018, we received $75,000 from Geneva Roth Remark Holdings in return for 85,800 shares of our new Series B Convertible Preferred Stock. These shares are shown in the current liability section of the Consolidated Balance Sheet net of their discounted value of $34,689.

On February 16, 2018, Peak One exercised its right to convert $15,000 of its $75,000 debenture for 488,281 shares of the Company’s common stock. leaving a balance owed of $60,000.

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

There was no general solicitation used in the above securities transactions. In each instance, these securities were issued following arms’-length negotiations in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder as not involving any public offering.

Item 3. Defaults Upon Senior Securities.

We remain in default under promissory notes issued on January 21, 2011 for failure to make required payments of interest and principal by September 24, 2012.

Aggregate principal and interest owed as of the date of this filing are $588,478.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

No.	Description
4.1	Certificate of Designations of Preferences, Rights and Limitations of Series B Convertible Preferred Stock

10.27	Financing and Development Agreement between Green EnviroTech Holdings Corp. and National Standard Environmental, LLP, dated as of April 9, 2018

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Green EnviroTech Holdings Corp.

Date: May 21, 2018	By:	/s/ Chris Bowers
Chris Bowers
Principal Executive Officer

Green EnviroTech Holdings Corp.

Date: May 21, 2018	By:	/s/ Hernan Rizo
Hernan Rizo
Principal Financial Officer

