Form 10-Q
period 2018-06-30
GREEN ENVIROTECH HOLDINGS CORP.
filed 2018-08-14
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date; 46,359,144 shares of common stock are issued and outstanding as of August 14, 2018.

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

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30, 2018	December 31, 2017
ASSETS

CURRENT ASSETS
Cash	$971	$6,054
Prepaid expenses	13,812	5,812
Other current assets	104,284	104,284
Total current assets	119,067	116,150

PROPERTY PLANT AND EQUIPMENT
Construction in Progress	1,044,652	934,774

TOTAL ASSETS	$1,163,719	$1,050,924

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$785,573	$647,445
Accounts payable-related party	6,545	25,720
Accrued expenses	1,251,248	2,089,895
Other current liabilities	60,000	60,000
Secured debentures payable	305,000	305,000
Loan Payable-related party-convertible	1,434,637	1,510,537
Loan Payable-other-convertible, net of unamortized discounts	185,135	149,295
Loan Payable-other-non-convertible	713,000	663,000
Series B 12% Convertible Cumulative Preferred Stock; $0.001 par value, $1.00 stated value, 300,000 shares authorized, 144,100 and 0 shares issued and outstanding as of June 30, 2018 and December 31, 2017 respectively, net of unamortized discounts	62,609	-
Derivative liability	388,686	511,237
Total current liabilities	5,192,433	5,962,129

Loan Payable-other-convertible-long term	43,904	73,845

TOTAL LIABILITIES	5,236,337	6,035,974

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding	-	-
Convertible Series A Preferred Stock $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 250,000,000 shares authorized, 44,177,326 and 40,126,655 shares issued and outstanding	44,177	40,127
Additional paid in capital	23,441,683	21,604,141
Accumulated deficit	(27,558,478)	(26,629,318)
Total stockholders’ deficit	(4,072,618)	(4,985,050)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,163,719	$1,050,924

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	SIX MONTHS	SIX MONTHS	THREE MONTHS	THREE MONTHS
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

OPERATING EXPENSES
Wages and professional fees	$974,515	$657,831	$524,279	$240,655
General and administrative	52,658	226,184	23,553	74,063
Total operating expenses	1,027,173	884,015	547,832	314,718

Loss from operations	(1,027,173)	(884,015)	(547,832)	(314,718)

OTHER EXPENSES
Interest expense	(200,418)	(187,674)	(121,198)	(99,924)
Gain on change in fair value of derivatives	298,431	-	53,869	-
Total other Income (expense)	98,013	(187,674)	(67,329)	(99,924)

NET LOSS	(929,160)	(1,071,689)	(615,161)	(414,642)

Dividends applicable to preferred stock	(4,532)	-	(3,788)	-
Loss attributable to non-controlling interest	-	(60,094)	-	(9,396)

Net loss applicable to commons stock holders	$(933,692)	$(1,011,595)	$(618,949)	$(405,246)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	41,793,313	29,317,321	42,585,593	30,036,828

NET LOSS PER COMMON SHARE-BASIC AND DILUTED	$(0.02)	$(0.03)	$(0.02)	$(0.01)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

UNAUDITED

	SIX MONTHS ENDED	SIX MONTHS ENDED
	JUNE 30, 2018	JUNE 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(929,160)	$(1,071,689)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	83,750
Amortization of debt and derivative discount	50,915	66,779
Initial loss on derivative	40,354	-
Change in fair value of derivatives	(298,431)	-
Warrants issued for services	-	162,544

Change in assets and liabilities
Decrease (Increase) in deposits and other current assets	(8,000)	171,869
Decrease in accounts payable and accrued expenses	879,314	59,671
Net cash used in operating activities	(265,008)	(527,076)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on line of credit-related party	81,100	235,000
Principal payments on debt-related party	(67,000)	(45,200)
Proceeds received from loans-other	140,000	252,150
Preferred shares issued	125,000	-
Payments on accounts payable-related party	(19,175)	-
Net cash provided by financing activities	259,925	441,950

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,083)	(85,126)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	6,054	94,664

CASH AND CASH EQUIVALENTS - END OF PERIOD	$971	$9,538

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$60,000	$50,000
Income Taxes	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Debt discount from convertible loan payable	$-	$35,300
Conversion of loans payable to common stock	$100,000	$30,000
Conversion of accrued interest for common stock	$-	$100,000
Acquisition of minority interest in Smart Fuel	$-	$360,000
Additions to construction in progress in accounts payable	$85,130	$311,286
Debt discount from loan payable-other-convertible - legal fees	$-	$2,850
Additions to construction in progress in accrued interest	$24,748	$-
Accrued salary to equity	$1,684,711	$-
Conversion of accounts payable for common stock	$5,000	$-
Derivative liability from tainted preferred shares	$77,541	$-
Derivative reduction as a result of debt settlement	$52,697	$-
Derivative liability from tainted notes	$109,866	$-
Derivative liability from tainted warrants	$816	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation and Accounting Policies

The unaudited interim consolidated financial statements include our wholly owned subsidiary, GETH CFP, Inc. (“CFP”). CFP is a Delaware Corporation formed on February 9, 2017 for the purpose of handling and upgrading both third party carbon black and the carbon black produced by our GEN 1 End of Life Tire Processing Plants. We acquired a Carbon Black Finishing System in 2016 for installation in our Centralized Carbon Black Finishing Plant located in Ohio. The equipment is currently being refurbished and when completed will be relocated and installed with the assistance of GETH’s strategic partners, under a master services agreement that covers all of the GETH plants. The Ohio site is being provided by the Lawrence County Economic Development Corporation as part of its mission to bring jobs back to that part of Ohio. All significant inter-company balances and transactions have been eliminated in the consolidation as of and for the six months ended June 30, 2018.

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

In the opinion of management, the information furnished in these unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the six months ended June 30, 2018 and 2017. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In April 2016, the FASB issued ASU 2016–10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments in this Update do not change the core principle of the guidance in Topic 606. Rather, the amendments in this Update clarify the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. Topic 606 includes implementation guidance on (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to render more detailed implementation guidance with the expectation to reduce the degree of judgement necessary to comply with Topic 606. The Company adopted these standards at the beginning of the first quarter of fiscal 2018 using the modified retrospective method. The adoption of these standards did not have an impact on the Company’s consolidated statements of operations for any periods presented.

Note 2 Going Concern

These unaudited interim consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. For the six months ended June 30, 2018, we had a net loss. We also have a working capital deficit and an accumulated deficit since inception. These factors raise substantial doubt about our ability to continue as a going concern.

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

Note 3 Loan Payable – Related Party and Convertible

On March 3, 2017, we approved a new working capital line of credit loan with our CEO, Chris Bowers in the amount up to $150,000 with interest at 8% which matured on December 31, 2017. The maturity date was extended to December 31, 2018. The note has conversion rights for our common shares at $0.10 per share. As of June 30, 2018, this note had a balance of $54,100 and accrued interest in the amount of $10,040. In the six months ended June 30, 2018, the Company borrowed $75,100 on the LOC and repaid $111,000 in which, $61,000 was in cash and $50,000 was reassigned to the READS note. There was no BCF on the additions during the six months ended June 30, 2018. The Company evaluated this convertible LOC for Beneficial Conversion Features (BCF) and concluded that the LOC incurred a Beneficial Conversion Features (BCF) when it was issued. The BCF resulted in a debt discount in the amount of $35,300 of which the full amount was amortized in 2017.

On August 15, 2016, we accepted a Line of Credit (LOC) in the amount of $500,000 from our CEO Chris Bowers. On November 14, 2016, we accepted a second Line of Credit (LOC) in the amount of $500,000 from our CEO. As of June 30, 2018, these two LOCs had an outstanding balance in the amount of $1,000,000 with no accrued interest. These LOCs accrue interest at the rate of 1% per month based upon $1,000,000 total balance. We have been paying $10,000 per month in interest on the two LOCs for a total of $60,000 for the six months ended June 30, 2018. The due dates of the two loans were extended to December 31, 2018. The funds were used for working capital in the Company. The first LOC has two Addendums attached to it. Addendum A clarifies debt conversion rights attached to the LOC at $0.20 per share of common stock. Addendum B clarifies other rights attached to the LOC. There was no BCF on the balance of the LOC2. These other rights, referred to above, are numbered below. (The second LOC has the same rights as that of the first LOC). These certain other rights in Addendum B provide for the following:

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

The Company also has an outstanding note payable to our CEO Chris Bowers for $134,000. The note is subject to annual interest of eight percent (8%), convertible at $0.50 per share and matured on December 31, 2017. The maturity date was extended to December 31, 2018. As of June 30, 2018, the accrued interest on this note was $20,640.

We have an unsecured line of credit with H. E. Capital, S. A., a related party. The line of credit accrues interest at the rate of 8% per annum. The maturity date of the line of credit was extended to December 31, 2018. This line of credit has a $0.10 per common share conversion rate. Balance of the line of credit at June 30, 2018 was $246,537 with accrued interest in the amount of $70,970. For the six months ended June 30, 2018, the Company borrowed $6,000 from the LOC and paid back $6,000. H.E. Capital converted $40,000 of the LOC for 1,000,000 shares of our common stock.

Note 4 Secured Debentures

On January 24, 2011, we entered into a series of securities purchase agreements with accredited investors pursuant to which we sold an aggregate of $380,000 in 12% secured debentures. The Debentures are secured by the assets of the Company pursuant to security agreements entered into between us and the investors. As of June 30, 2018, these secured debentures have an outstanding balance of $305,000 and accrued interest in the amount of $292,730. These debentures are in default.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 Loan Payable – Other and Convertible

On May 16, 2016, we approved H.E. Capital S.A.’s (HEC) request to assign to a private company $200,000 of its Line of Credit Note. We approved the request and reduced HEC’s Line of Credit Note for that amount and recorded a new note. On July 19, 2016, the private company converted $100,000 of its note into 1,000,000 common shares of the Company’s stock. In January 2018, the maturity date of the Line of Credit was extended to December 31, 2018. As of June 30, 2018, the note balance is $100,000 with accrued interest in the amount of $18,389.

On July 1, 2016, we issued a note to a private individual in the amount of $49,295. This new note has $0.50 conversion rights attached to it and accrues interest at 8%. In January 2018, the maturity date was extended to June 30, 2018. This note is presently in default. As of June 30, 2018, this note had accrued interest in the amount of $7,887.

On July 20, 2017, we entered into an equity purchase agreement for up to $5,000,000 of our common stock with Peak One Opportunity Fund, LP (Peak One). In connection with that same agreement, we also entered into a related registration rights agreement. We issued a non-interest bearing convertible debenture on July 20, 2017 in the amount of $75,000 to Peak One. This debenture matures on July 20, 2020 and was issued as a commitment fee in connection with the agreement, as well as agreed to issue 300,000 shares of our common stock as commitment shares. On July 25, 2017, we issued these shares valued at $27,000. Both the commitment debenture and commitment shares were charged to other current assets until such time the registration statement is filed after which the amount will be amortized over the life of the offering. Conversion price is 90% of the lowest closing bid price of the last 20 days prior to the conversion date. The note has a derivative discount in the amount of $75,000 at issue and at June 30, 2018 has a remaining balance to amortize in the amount of $66,896. Amortization of debt discount for the six months ended June 30, 2018 amounted to $1,665.

On July 27, 2017, we received the first of three installments in connection with Peak One Opportunity LP (Peak One) purchase agreement for certain Company Convertible Debentures totaling $425,000. We issued to Peak One a three year $75,000 non-interest bearing debenture maturing on July 26, 2020. We received the 2nd installment on November 28, 2017 and issued a non-interest bearing debenture for $50,000 which will mature on November 28, 2020. The debentures had an OID (original issue discount) and derivative discounts totaling $61,200 which are amortized over the term of the debentures. The debentures are convertible into common shares of the Company with certain terms and conditions as set forth in the agreement. The Holder is entitled to, at any time or from time to time, to convert the Conversion Amount into Conversion Shares, at a conversion price for each share of Common Stock equal to the lesser of (a) $0.15 or (b) Sixty Five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion of the Debentures subject in each case to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events. During the first six months ended June 30, 2018, Peak One converted a total of $60,000 for 2,800,671 shares of the Company’s common stock. As of June 30, 2018, the notes have an outstanding balance of $65,000. Amortization of debt discounts amounted to $28,394 for the six months ended June 30, 2018. Unamortized debt discount as of June 30, 2018 amounted to $29,200.

On May 22, 2018, we entered into a 12% interest bearing note agreement with JSJ Investments, Inc. in the amount of $75,000 and a $5,500 original issue discount. It was also determined at issue date, that the Note had $69,500 in derivative discount and a day one loss in the amount of $40,354. Amortization of debt discounts amounted to $2,528 for the quarter ended June 30, 2018. Unamortized debt discount as of June 30, 2018 amounted to $72,472. The note has a maturity date of May 22, 2019. The Company may pay this Note in full, together with any and all accrued and unpaid interest, plus any applicable pre-payment premium set forth in the agreement and subject to the terms of the agreement at any time on or prior to the date which occurs 180 days after the date of issue (Prepay Date). In the event the Note is not prepaid in full on or before the Prepay Date, the Note will incur a prepayment premium of 135% for the first 90 days, 140% from 91 days to 120 days, 145% from 121 days to 180 days and 150% until maturity date. The Note has conversion rights at any time after the Prepay Date for its holder at a 40% discount to the lowest trading price during the previous twenty trading days to the date of a conversion notice. This note had a balance of $75,000 and accrued interest in the amount of $1,000 as of June 30, 2018.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On May 31, 2018, we entered into a 12% interest bearing note agreement with Coolidge Capital LLC in the amount of $75,000 and a $4,500 original issue discount. It was also determined at issue date that the Note had $40,366 in derivative discount. Amortization of debt discounts amounted to $3,178 for the quarter ended June 30, 2018. Unamortized debt discount as of June 30, 2018 amounted to $41,688. The note has a maturity date of February 28, 2019. The Company may pay this Note in full, together with any and all accrued and unpaid interest, plus any applicable pre-payment premium set forth in the agreement and subject to the terms of the agreement at any time on or prior to the date which occurs 180 days after the date of issue. The prepayment schedule of payments would be 115% for the first 30 days, 120% for the first 60 days, 125% for the first 90 days, 130% for the first 120 days, 135% for the first 150 days and 140% for the first 180 days. After 180 days from date of issue, there is no prepayment until maturity date when the Note is due with interest. The Note has conversion rights at any time after 180 days after the date of issue for its holder at a 40% discount to the lowest trading price during the previous twenty trading days to the date of conversion. This note had a balance of $75,000 and accrued interest in the amount of $775 as of June 30, 2018.

Note 6 Loan Payable – Other and Non-Convertible

On November 16, 2012, we issued a note to a private individual in the amount of $170,000 with interest accruing at 8% per annum. This note was extended to June 30, 2018. This note is presently in default. As of June 30, 2018, the accrued interest was $27,275.

On March 29, 2017, we entered into a lease and working capital credit facility with Caliber Capital & Leasing LLC and its assignee, Real Estate Acquisition Development Sales, LLC (“READS”). Under the agreements, READS is providing an initial commitment of up to $2.5 million for the construction of our first processing line in our centralized Carbon Finishing Plant in Ohio. We received our first advance on the commitment on October 6, 2017. As of June 30, 2018, we have an outstanding balance in the amount of $543,000 with accrued interest in the amount of $32,792. There was an increase of $50,000 in the note which resulted as a transfer from the Chris Bowers’ credit line. The interest accrues at 9.5% and is allocated to construction in progress. This is a revolving working capital line which is due in one year and has the option for two one-year extensions. During the six months ended June 30, 2018, the working capital credit facility was cancelled.

Note 7 Commitments and Contingencies

On March 29, 2017, we entered into a lease and working capital credit facility with Caliber Capital & Leasing LLC and its assignee, Real Estate Acquisition Development Sales, LLC (“READS”). Under the agreements, READS is providing an initial commitment of up to $2.5 million for the construction of our first processing line in our centralized Carbon Finishing Plant in Ohio. The loan is dated for April 4, 2017 and to date we have drawn $543,000 from READS which has been used in part to refurbish used equipment. During the six months ended June 30, 2018, the working capital credit facility was cancelled.

On March 29, 2017, we also signed the Master Equipment and Building Related Lease Agreement for $100 Million. The lease covers land, buildings and equipment. The equipment will have an initial term of seven years; after which we will have the option to purchase the facility from READS or renew the lease under the same terms. The commencement date was scheduled for April 4, 2017 and never happened. During the six months ended June 30, 2018, the Master Equipment and Building Related Lease Agreement was cancelled.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 20, 2017, we entered into an equity purchase agreement for up to $5,000,000 of our common stock with Peak One Opportunity Fund, LP (Peak One). In connection with that same agreement, we also entered into a related registration rights agreement. We issued a convertible debenture in the amount of $75,000 to Peak One as a commitment fee in connection with the agreement, as well as agreed to issue 300,000 shares of our common stock as commitment shares. On July 25, 2017, we issued these shares valued at $27,000. Both the commitment debenture and commitment shares were charged to other current assets until such time the registration statement is filed. To date, the registration statement has not been filed.

On January 19, 2018, we signed an agreement with Steven Bredy Consulting LLC (SBC) wherein we will pay SBC 3.5% of the net profit of GETH CFP Inc. carbon finishing plant to be located in Ironton, Ohio. Upon receiving funding through SBC to build and complete the plant to operational, this agreement will be enforced.

During 2013, the Company entered into an agreement with Black Lion Oil Limited (Black Lion) whose primary focus is on emerging energy technology with broad applications. Under the agreement, the Company granted to Black Lion exclusive rights to the “waste to oil” process in specific territories outside of the United States. In return Black Lion paid $100,000 in cash to the Company as a fee. The original agreement provided for us to receive a 10% royalty which was later amended to receive 5% on gross revenues with any plant associated with Black Lion. The Company used the fee for working capital. As of June 30, 2018, Black Lion has not opened its first plant.

Note 8 – Fair value of Financial Instruments and Derivative Liabilities

The carrying value of cash, accounts payable and accrued expenses, and debt approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Carrying amount of the Company’s long-term debt approximates fair value based upon its determined derivative discounts. These notes at June 30, 2018 totaled $140,000 with net discounts in the amount of $96,096.

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

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of June 30, 2018:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$384,820	$-	$-	$384,820
Warrant derivative liabilities	$3,866	$-	$-	$3,866
Total	$388,686	$-	$-	$388,686

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

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 5), that became convertible during the third quarter of 2017 as well as the mandatorily redeemable Series B convertible preferred stock issued during the six months ended June 30, 2018 (see Note 9), qualified these as derivative instruments since the number of shares issuable under the notes and preferred shares are indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. As a result, all other equity linked instruments including outstanding warrants and fixed rate convertible debt were tainted and also required derivative accounting treatment.

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

The following assumptions were used for the valuation of the derivative liability related to the Notes, Preferred Shares and subset to the Warrants as of June 30, 2018:

●	The stock price of $0.052 to $0.02 in these periods (variable conversion price; reset provisions; and upon redemption or default penalties) would fluctuate with the Company’s projected volatility;
●	An event of default adjusting the interest rate would occur 0% of the time for all notes except the Peak 1 Note which increases 0.50% per month to a maximum of 5% with the corresponding penalty;
●	The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of comparable companies and the term remaining for each note was from 232% through 286% at issuance, conversion, and quarters ends;
●	The company would redeem the notes (with the corresponding penalty) projected initially at 0% of the time for all notes except the EMA and Auctus Notes which increase monthly by 1.0% to a maximum of 5.0% (from alternative financing being available for a redemption event to occur); and
●	For the variable rate (some notes include conversion rate ceilings – the lessor of variable rates and a fixed rate) and fixed rate Notes, the Holder would convert (after 0 days) at maturity based on ownership and trading volume limits; and
●	The Holder would automatically convert the note or exercise early at a multiple of the conversion/exercise or the stock price if the registration was effective (after 0 days) and the Company was not in default.

Using the results from the model, the Company recorded additional paid in capital of $52,697 from the conversion of $100,000 of debt. The derivative liability recorded for the convertible feature and tainted warrants created a debt discount of $151,037 which is being amortized over the remaining term of the instrument using the effective interest rate method, and is classified as convertible debt on the balance sheet. The Company also issued 144,100 shares of our Series B Convertible Preferred Stock during the six months ended June 30, 2018 for $125,000. These shares are shown in current liability section of the Consolidated Balance Sheet net of their discounted value of $81,491. These shares created a derivative discount and OID in the amount of $77,541 and $19,100, respectively. The Company recorded the change in the fair value of the derivative liability as a gain of $298,431 to reflect the value of the derivative liability for warrants and convertible instruments as $388,686 as of June 30, 2018. The Company also recorded a reclassification from derivative liability to equity of $52,697 for the conversions of a portion of the Company’s convertible notes.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at December 31, 2017	$511,237
Fair value of derivative liability at issuance charged to debt discount	228,578
Settlement of derivative liability due to conversion	(52,697)
Unrealized derivative gain included in other expense	(298,431)
Balance at June 30, 2018	$388,686

Note 9 Mandatorily Redeemable Series B Preferred Stock

Preferred Stock

On March 8, 2018, we filed with the state of Delaware, Division of Corporations, a Certificate of Designations of Preferences, Rights and Limitations for 300,000 shares of a Series B Convertible Preferred Stock. The Certificate of Designations was approved by the Division of Corporations. These Series B Convertible Preferred shares are senior to Common Shareholders in reference to liquidation dividends and are junior to the Series A Convertible Preferred shares. The Series B Convertible Preferred Shares have an annual 12% dividend with a stated value of $1.00 and have no voting rights. The redemption options for these shares are 105% for the first 30 days, 110% for the first 60 days, 115% for the first 90 days, 120% for the first 120 days, 125% for the first 150 days and 130% for the first 180 days, then after no redemption rights. Twelve months from the issue date, the Company has a “mandatory redemption date” to redeem the outstanding shares not converted. The shares have conversion rights to convert at 75% of the average of the two lowest common stock prices ten days before the date of conversion.

On March 13, 2018, the Company issued 85,800 shares of our new Series B Convertible Preferred Stock for $75,000. These shares are shown in the Liability section of the Balance Sheet as $44,118, net of their discounted value of $41,682. The Company evaluated the classification of the Series B Convertible Preferred Stock under ASC 480-10-25 and determined that due to their mandatory redemption features, the preferred shares were required to be classified as a liability. The embedded conversion option of the preferred shares was also required to be bifurcated and accounted for as derivative liabilities (see Note 8). When issued, the Company recorded an OID and derivative discount of $53,090. For the six months ended June 30, 2018, the Company amortized $11,408. Unamortized discount as of June 30, 2018 amounted to $41,682.

On May 1, 2018, the Company issued 58,300 shares of our Series B Convertible Preferred Stock for $50,000. These shares are shown in the Liability section of the Balance Sheet as $18,491 net of their discounted value of $39,809. The Company evaluated the classification of the Series B Convertible Preferred Stock under ASC 480-10-25 and determined that due to their mandatory redemption features, the preferred shares were required to be classified as a liability. The embedded conversion option of the preferred shares was also required to be bifurcated and accounted for as derivative liabilities (see Note 8). During the quarter ended June 30, 2018, the Company recorded an OID and derivative discount of $43,551 and amortization expense of $3,742 which was charged to interest. Unamortized discount as of June 30, 2018 amounted to $39,809.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 Equity

Common Stock

On March 20, 2018, we issued 250,000 shares of common stock to settle $5,000 of vendor debt.

During the quarter ended March 31, 2018, Peak One exercised its right to convert a total of $45,000 of its $75,000 debenture into 1,826,646 shares of the Company’s common stock.

On May 22, 2018, we issued 1,000,000 shares of common stock to settle $40,000 of our Line of Credit with H. E Capital S.A.

On May 31, 2018, Peak One exercised its right to convert a total of $15,000 of its $75,000 debenture into 974,025 shares of the Company’s common stock.

Additional Paid-In Capital

On March 27, 2018, certain officer and directors of the Company forgave $1,684,711 of accrued salaries which were recorded as a capital contribution.

Warrants

As of June 30, 2018, no warrants have expired and we had 24,358,342 common stock warrants outstanding which have a weighted average exercise price of $0.10 and a weighted average remaining terms of 2.47 years.

Note 11 Related Party Transactions

We owed our CEO $6,545 in accounts payable for the six months ended June 30, 2018. On December 31, 2017 we owed our CEO $25,720 in accounts payable and the Company repaid $19,175 during the six months ended June 30, 2018.

Note 12 Subsequent Events

On July 11, 2018, Peak One exercised its right to convert a total of $12,000 of its $75,000 debenture into 2,181,818 shares of the Company’s common stock leaving a balance of $3,000 remaining on the debenture.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the six months ended June 30, 2018 and 2017. You should refer to the Consolidated Financial Statements and related Notes in conjunction with this discussion.

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

Our first market will be to process end of life tires, starting in the USA. Our GEN 1 End of Life Tire Processing Solution is ready for deployment and we are working to secure our first project finance facility that will be used to build a Carbon Finishing Plant (CFP) in Ohio, and build two, GEN 1 End of Life Tire Processing Plants. When fully operational, we expect these plants to process 100,000 tons per year of end of life tires and generate more than $40 Million of annual revenue.

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

Recent Developments

Over the first six months of 2018, we have been pushing through the slowed progress which was a result of stalled funding we incurred in 2017. Our focus is to secure funding to build the Carbon Finishing Plant and a Tire Processing Plant. These discussions are progressing going forward, but we have not signed a definitive agreement to finance a Processing Plant to date. As a result, the execution of our business plan has slipped by several months, and we now forecast the Carbon Finishing Plant, which was under construction and now delayed, to be operating by the end of 2018 or early 2019. For the remainder of 2018, we will continue to be in an investment mode for which we anticipate these investments to generate revenues starting in the first quarter of 2019, to reach a forecast revenue of $1 Million to $2 Million in 2019, and an estimated $15 Million in recurring revenues from 2020 onwards.

Management intends to finance operating costs over the next twelve months with revenues generated in 2019, credit lines, loans and/or private placement of common stock.

On April 9, 2018, we signed a Financing and Development agreement with National Standard Environmental LLC (NAT-Enviro), an affiliate company of National Standard Finance. This agreement provides the foundation for financing and building processing plants in the US and abroad. The GETH team and NAT-Enviro have been working together to confirm the financing structure for our first three projects in the US.

On March 27, 2018, our CEO, Secretary and Treasurer and four managers, agreed to waive payment of their accrued salaries that were outstanding as of December 31, 2017, which was accounted for as a contribution to equity.

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

On January 29, 2018, we hired Mr. Hernan Rizo, former CFO for READS, as our Interim Chief Financial Officer as a consultant.

On June 30, 2017, we merged Smart Fuel Solutions, Inc. (Smart Fuel) into the Company. Smart Fuel was a service company whose President and Chief Executive Officer was Chris Bowers. Chris Bowers became our new President and Chief Executive Officer effective December 2016. Smart Fuel has always promoted our Company and was assisting us with our operational responsibilities in all areas of management, including engineering and proposed plant development sites. It was decided that merging the two companies was the best alternative going forward. We already owned 17,000,000 of SFS’s 20,600,000 outstanding shares. The Company negotiated with Smart Fuel’s minority shareholders to take one-for-one conversion of the Company’s shares for Smart Fuel’s shares. The 3,600,000 minority shares were valued at $360,000 based on the Company’s closing price on June 30, 2017 of $0.10 as a result of the merger. We issued to the largest minority Smart Fuel shareholder 3,000,000 common shares on September 26, 2017 valued at $300,000. The remaining amount of $60,000 is carried on the consolidated balance sheet as other current liabilities at June 30, 2018. The balance of the shares will be issued in 2018.

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

On March 29, 2017, we entered into a lease and working capital credit facility with Caliber Capital & Leasing LLC and its assignee, Real Estate Acquisition Development Sales, LLC (“READS”). Under the agreements, READS is providing an initial commitment of up to $2.5 million for the construction of our first processing line in our centralized Carbon Finishing Plant in Ohio. We received our first advance on the commitment on October 6, 2017. As of June 30, 2018, we have an outstanding balance in the amount of $543,000 with accrued interest in the amount of $32,792. The interest accrues at 9.5% and is allocated to construction in progress. This is a revolving working capital line due in one year with two one year extensions. During the six months ended June 30, 2018, this working capital credit facility was cancelled.

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

Results of Operations

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017.

Revenues and Cost of Revenues

The Company is a pre revenue-stage technology company that has developed a GEN 1 End of Life Tire Processing Solution that produces two valuable end products – Brent crude standard blend stock oil and carbon black. The Company had no operating revenues or cost of revenues for the six months ended June 30, 2018.

Operating Expenses

The salaries and professional fees for the six months ended June 30, 2018 were $974,515 as compared to $657,831 for the six months ended June 30, 2017, an increase of $316,684, representing a 48% increase. The salaries and professional fees for the six months ended June 30, 2018 included $798,750 in salaries accrued and $175,765 in professional fees. Compared to the six months ended June 30, 2017, there were $90,000 in salaries, $83,750 in stock issued for services, $162,544 in warrants issued for services and $321,537 in professional fees.

The general and administrative expenses for the six months ended June 30, 2018 were $52,658 in general overhead expenses as compared to $226,184 for the six months ended June 30, 2017, a decrease of $173,526 representing a 77% decrease. The major decrease was the result of a decrease in the costs of product samples, lab rent and lab expenses, marketing expenses and insurance expense compared to the six months ended June 30, 2017 which contained product samples, lab rent and lab expenses of $82,476, marketing expenses of $11,000, insurance of $37,692 and travel expenses in the amount of $38,000. The balance was general overhead expense in the amount of $57,016.

Other Income and Expenses

Other income and expenses for the six months ended June 30, 2018 was $98,013 as compared to ($187,674) for the six months ended June 30, 2017, a decrease of $285,687 in expenses representing a decrease of 152%. We recorded for the six months ended June 30, 2018, $298,431 in gain in fair value of derivatives and none for the six months ended June 30, 2017. We recorded for the six months ended June 30, 2018 $200,418 in interest expense on our outstanding notes as compared to $187,674 in interest expense for the six months ended June 30, 2017. The increase was due to the increase in new debt. A detail of the new debt can be found in the notes to the financial statement dealing with debt.

Net Loss

As a result of the above, the Company had a net loss of $929,160 for six months ended June 30, 2018 as compared to a loss of $1,071,689 for the six months ended June 30, 2017.

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017.

The Company is a pre revenue-stage technology company that has developed a GEN 1 End of Life Tire Processing Solution that produces two valuable end products – Brent crude standard blend stock oil and carbon black. The Company had no operating revenues or cost of revenues for the three months ended June 30, 2018 and 2017.

Operating Expenses

The wages and professional fees for the three months ended June 30, 2018 were $524,279 as compared to $240,655 for the three months ended June 30, 2017, an increase of $283,624 an approximately 118% increase. The wages and professional fees for the three months ended June 30, 2018 included $124,904 in professional fees and $399,375 in wages. For the three months ended June 30, 2017, the wages and professional fees included $155,968 in professional fees, $27,500 in wages, $37,500 in stock issued for services and $19,687 in warrants issued for services.

The general and administrative expenses for the three months ended June 30, 2018 were $23,553 as compared to $74,063 for the three months ended June 30, 2017, a decrease of approximately 68%. This decrease of $50,510 was the result of a decrease in product sample expenses, travel, entertainment, advertising and marketing concerning the promotion of the company.

Other Income and Expenses

Other income and expenses for the three months ended June 30, 2018 were $67,329 as compared to $99,924 for the three months ended June 30, 2017, a decrease of 33%. This decrease of $32,595 was the result of an increase in interest expense on the working capital notes in the amount of $121,198 as compared to $99,924 in interest expense for the three months ended June 30, 2017 and an increase in gain in fair value of derivatives in the amount of $53,869 for the three months ended June 30, 2018 as compared to none for the three months ended June 30, 2017.

Net Loss

As a result of the above, the Company had a net loss of $615,161 for the three months ended June 30, 2018 as compared to a loss of $414,642 for the three months ended June 30, 2017.

Liquidity and Capital Resources

On June 30, 2018, we had a balance of cash in the bank in the amount of $971. We had other current assets in the amount of $118,096. Included in other current assets is $13,812 in prepaid expenses and $104,284 in other assets. Our PP&E account totaled $1,044,652 which included $731,039 in carbon equipment and $313,613 in engineering and design work in connection with our first pyrolysis plant. We had $785,573 in accounts payable to vendors, we had $6,545 in accounts payable to officers, we had $482,498 in accrued interest on our note obligations and $768,750 in accrued payroll. We also had $60,000 in stock payable in connection with our acquisition of the minority interest in Smart Fuel on June 30, 2017.

We had secured debentures payable in the amount of $305,000. We had loan payable-related party-convertible in the amount of $1,434,637. We had loan payable-other-convertible in the amount of $185,135. We had $713,000 in loan payable-other-non-convertible. We had derivative liability in the amount of $388,686 and $62,609 in loans payable-other-convertible-long-term. Please refer to our notes to the financials for further information concerning note liabilities.

Our loans with conversion features became impacted with derivative measurements as a result of two of our loans becoming qualified for conversion rights during the third quarter of 2017. These two loans’ conversion features are considered variable in direct relation with the market price of our stock. This feature tainted all of our convertible loans, which triggered a direct discount to these loans and a new balance sheet account recording listed as Derivative Liability. Please refer to Note 9 dealing with Derivatives in our notes to the financials for further information.

We had negative cash flows from operations for the six months ended June 30, 2018 in the amount of ($265,008) as compared to the same period ended June 30, 2017 in the amount of ($527,076). We had cash provided of $259,925 in financing activities for the six months ended June 30, 2018 as compared to $441,950 for the same period ended June 30, 2017. We received proceeds from loan payable-related party of $81,100 where we received $235,000 in 2017. We also paid loan payable-related party $67,000 where we paid $45,200 in 2017. We received $140,000 from loans payable other where we received $252,150 in 2017. We also received $125,000 in proceeds from our Preferred shares where we had none for the same period ended June 30, 2017. We also paid $19,175 in accounts payable to a related party.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

Other than the new risk factor provided herein, there have been no material changes to the risk factors included in our annual report on Form 10-K for the year ended December 31, 2017.

Because all of our authorized but unissued shares have been reserved for the holders of our convertible securities, we are unable to issue any additional shares.

The holders of our convertible securities have provisions in their agreements with us that allow them to reserve a substantial number of shares. They have now reserved all of our authorized but unissued shares. Unless we are able to repay or redeem those securities, as applicable, we will be unable to issue any additional shares of common stock. This will limit our ability to enter into additional financing agreements and may require us to submit a proposal to increase our authorized shares to our shareholders in order to continue operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 31, 2018, Peak One exercised its right to convert a total of $15,000 of its $75,000 debenture into 974,025 shares of the Company’s common stock.

On May 22, 2018, we issued 1,000,000 shares of common stock to settle $40,000 of our Line of Credit with H. E Capital S.A.

On May 1, 2018, we received net proceeds of $50,000 from Geneva Roth Remark Holdings in return for 58,300 shares of our Series B Convertible Preferred Stock. These shares are shown in the current liability section of the Consolidated Balance Sheet net of their discounted value as $18,491.

On March 23, 2018, Peak One exercised its right to convert $15,000 of the remaining balance of $45,000 of its debenture for 806,451 shares of the Company’s common stock.

On March 20, 2018, we issued 250,000 shares of common stock to settle $5,000 of vendor debt.

On March 13, 2018, we received net proceeds of $75,000 from Geneva Roth Remark Holdings in return for 85,800 shares of our new Series B Convertible Preferred Stock. These shares are shown in the current liability section of the Consolidated Balance Sheet net of their discounted value as $44,118.

On March 6, 2018, Peak One exercised its right to convert $15,000 of the remaining balance of $60,000 of its debenture for 531,914 shares of the Company’s common stock.

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

Item 3. Defaults Upon Senior Securities.

We remain in default under promissory notes issued on January 21, 2011 for failure to make required payments of interest and principal by September 24, 2012. Aggregate principal and interest owed as of the date of this filing are $597,730.

On November 16, 2012, we issued a note to a private individual in the amount of $170,000 with interest accruing at 8% per annum. This note was extended to June 30, 2018. This note is presently in default. As of June 30, 2018, this note had an aggregate of principal and accrued interest in the amount of $197,275.

On July 1, 2016, we issued a note to a private individual in the amount of $49,295. This new note has $0.50 conversion rights attached to it and accrues interest at 8%. In January 2018, the maturity date was extended to June 30, 2018. This note is presently in default. As of June 30, 2018, this note had an aggregate of principal and accrued interest in the amount of $57,182.

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

Green EnviroTech Holdings Corp.

Date: August 14, 2018	By:	/s/ Chris Bowers
Chris Bowers
Principal Executive Officer

Green EnviroTech Holdings Corp.

Date: August 14, 2018	By:	/s/ Hernan Rizo
Hernan Rizo
Principal Financial Officer

