Form 10-Q
period 2018-09-30
GREEN ENVIROTECH HOLDINGS CORP.
filed 2018-11-15
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 65,721,516 shares of common stock are issued and outstanding as of November 14, 2018.

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

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash	$188	$6,054
Prepaid expenses	7,812	5,812
Other current assets	104,284	104,284
Total current assets	112,284	116,150

PROPERTY PLANT AND EQUIPMENT
Construction in Progress	1,150,331	934,774

TOTAL ASSETS	$1,262,615	$1,050,924

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$976,113	$647,445
Accounts payable-related party	6,545	25,720
Accrued expenses	1,721,705	2,089,895
Other current liabilities	60,000	60,000
Secured debentures payable	305,000	305,000
Loan Payable-related party-convertible	1,434,637	1,510,537
Loan Payable-other-convertible	201,158	149,295
Loan Payable-other-non-convertible	713,000	663,000
Series B 12% Convertible Cumulative Preferred Stock; $0.001 par value,$1.00 stated value, 300,000 shares authorized, 144,100 and 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017 respectively	70,355	-
Derivative liability	188,173	511,237
Total current liabilities	5,676,686	5,962,129

Loan Payable-other-convertible-long term	36,795	73,845

TOTAL LIABILITIES	5,713,481	6,035,974

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding	-	-
Convertible Series A Preferred Stock $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized, 54,903,657 and 40,126,655 shares issued and outstanding	54,903	40,127
Additional paid in capital	23,521,873	21,604,141
Accumulated deficit	(28,027,642)	(26,629,318)
Total stockholders' deficit	(4,450,866)	(4,985,050)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,262,615	$1,050,924

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	NINE MONTHS	NINE MONTHS	THREE MONTHS	THREE MONTHS
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

OPERATING EXPENSES
Wages and professional fees	$1,462,355	$689,349	$487,840	$31,518
General and administrative	69,019	285,384	16,361	59,200
Total operating expenses	1,531,374	974,733	504,201	90,718

Loss from operations	(1,531,374)	(974,733)	(504,201)	(90,718)

OTHER EXPENSES
Interest expense	(322,588)	(336,329)	(122,170)	(148,655)
Gain on fair value of derivatives	455,638	164,257	157,207	164,257
Total other expense	133,050	(172,072)	35,037	15,602

NET LOSS	(1,398,324)	(1,146,805)	(469,164)	(75,116)

Dividends applicable to preferred stock	(7,734)	-	(3,202)	-
Loss attributable to noncontrolling interest	-	(60,094)	-	-

Net loss applicable to commons stock holders	$(1,406,058)	$(1,086,711)	$(472,366)	$(75,116)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
BASIC AND DILUTED	43,913,056	30,154,241	45,493,665	31,545,022

NET LOSS PER COMMON SHARE-BASIC AND DILUTED	$(0.03)	$(0.04)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

UNAUDITED

	NINE MONTHS ENDED SEPTEMBER 30, 2018	NINE MONTHS ENDED SEPTEMBER 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,398,324)	$(1,146,805)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	83,750
Amortization of debt and derivative discount	110,074	153,691
Initial loss on derivative	40,354	-
Change in fair value of derivatives	(455,638)	(164,257)
Penalty Interest	4,000	-
Warrants issued for services	-	14,688
Warrants issued for services related party	-	147,856

Change in assets and liabilities
Decrease in deposits and other current assets	(2,000)	176,869
Increase in accounts payable and accrued expenses	1,435,743	137,305
Net cash used in operating activities	(265,791)	(596,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on line of credit-related party	81,100	235,000
Principal payments on debt-related party	(67,000)	(45,200)
Proceeds received from loans-other	140,000	314,650
Preferred shares issued	125,000	-
Payments on accounts payable-related party	(19,175)	-
Net cash provided by financing activities	259,925	504,450

NET DECREASE IN CASH	(5,866)	(92,453)

CASH- BEGINNING OF PERIOD	6,054	94,664

CASH - END OF PERIOD	$188	$2,211

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$60,000	$70,000
Income Taxes	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Accrued salary to equity	$1,684,711	$-
Acquisition of minority interest in Start Fuel	$-	$360,000
Interest capitalized to construction in progress	$37,931	$-
Additions to construction in progress in accounts payable	$177,626	$-
Common shares issued for equity purchase agreement	$-	$27,000
Conversion of loans payable to common stock	$128,000	$130,000
Conversion of accrued interest for common stock	$-	$102,192
Conversion of accounts payable for common stock	$5,000	$-
Conversion of preferred shares to common stock	$19,610	$-
Debt discount due to derivatives	$-	$179,798
Debt discount from convertible loan payable	$-	$50,650
Debenture issued for equity purchase agreement	$-	$75,000
Derivative liability from tainted warrants, preferred stock and notes	$77,541	$380,518
Derivative reduction as a result of debt settlement	$96,004	$-
Derivative liability from tainted notes	$109,866	$-
Derivative liability from tainted warrants	$816	$-
Expenses paid by related party on behalf of the Company	$-	$31,480
Resolution of derivative liability as a result of conversion of note	$-	$27,582
Unpaid additions to Property, Plant and Equipment	$-	$340,566

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation and Accounting Policies

The unaudited interim consolidated financial statements include our wholly owned subsidiary, GETH CFP, Inc. (“CFP”). CFP is a Delaware Corporation formed on February 9, 2017 for the purpose of handling and upgrading both third party carbon black and the carbon black produced by our GEN 1 End of Life Tire Processing Plants. We acquired a Carbon Black Finishing System in 2016 for installation in our Centralized Carbon Black Finishing Plant located in Ohio. The equipment is currently being refurbished and when completed will be relocated and installed with the assistance of GETH’s strategic partners, under a master services agreement that covers all of the GETH plants. The Ohio site is being provided by the Lawrence County Economic Development Corporation as part of its mission to bring jobs back to that part of Ohio. All significant inter-company balances and transactions have been eliminated in the consolidation as of and for the nine months ended September 30, 2018.

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

In the opinion of management, the information furnished in these unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the nine months ended September 30, 2018 and 2017. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

Note 2 Going Concern

These unaudited interim consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. For the nine months ended September 30, 2018, we had a net loss. We also have a working capital deficit and an accumulated deficit since inception. These factors raise substantial doubt about our ability to continue as a going concern.

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

Note 3 Loan Payable – Related Party and Convertible

On March 3, 2017, we approved a new working capital line of credit loan with our CEO, Chris Bowers in the amount up to $150,000 with interest at 8% which matured on December 31, 2017. The maturity date was extended to December 31, 2018. The note has conversion rights for our common shares at $0.10 per share. As of September 30, 2018, this note had a balance of $54,100 and accrued interest in the amount of $11,131. In the nine months ended September 30, 2018, the Company borrowed $75,100 on the LOC and repaid $111,000. $61,000 in cash and $50,000 was reassigned. There was no BCF on the additions during the nine months ended September 30, 2018. The Company evaluated this convertible LOC for Beneficial Conversion Features (BCF) and concluded that the LOC incurred a Beneficial Conversion Features (BCF) when it was issued. The BCF resulted in a debt discount in the amount of $35,300 of which the full amount was amortized in 2017.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On August 15, 2016, we accepted a Line of Credit (LOC) in the amount of $500,000 from our CEO Chris Bowers. On November 14, 2016, we accepted a second Line of Credit (LOC) in the amount of $500,000 from our CEO. As of September 30, 2018, these two LOCs had an outstanding balance in the amount of $1,000,000 with $30,000 in accrued interest. These LOCs accrue interest at the rate of 1% per month based upon $1,000,000 total balance. We have been paying $10,000 per month in interest on the two LOCs for a total of $60,000 for the nine months ended September 30, 2018. The due dates of the two loans were extended to December 31, 2018. The funds were used for working capital in the Company. The first LOC has two Addendums attached to it. Addendum A clarifies debt conversion rights attached to the LOC at $0.20 per share of common stock. Addendum B clarifies other rights attached to the LOC. There was no BCF on the balance of the LOC2. These other rights, referred to above, are numbered below. (The second LOC has the same rights as that of the first LOC). These certain other rights in Addendum B provide for the following:

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

The Company also has an outstanding note payable to our CEO Chris Bowers for $134,000. The note is subject to annual interest of eight percent (8%), convertible at $0.50 per share and matured on December 31, 2017. The maturity date was extended to December 31, 2018. As of September 30, 2018, the accrued interest on this note was $23,342.

We have an unsecured line of credit with H. E. Capital, S. A., a related party. The line of credit accrues interest at the rate of 8% per annum. The maturity date of the line of credit was extended to December 31, 2018. This line of credit has a $0.10 per common share conversion rate. Balance of the line of credit at September 30, 2018 was $246,537 with accrued interest in the amount of $76,011. For the nine months ended September 30, 2018, the Company borrowed $6,000 from the LOC and paid back $6,000. H.E. Capital converted $40,000 of the LOC for 1,000,000 shares of our common stock.

Note 4 Secured Debentures

On January 24, 2011, we entered into a series of securities purchase agreements with accredited investors pursuant to which we sold an aggregate of $380,000 in 12% secured debentures. The Debentures are secured by the assets of the Company pursuant to security agreements entered into between us and the investors. As of September 30, 2018, these secured debentures have an outstanding balance of $305,000 and accrued interest in the amount of $302,083. These debentures are in default.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 Loan Payable – Other and Convertible

On May 16, 2016, we approved H.E. Capital S.A.’s (HEC) request to assign to a private company $200,000 of its Line of Credit Note. We approved the request and reduced HEC’s Line of Credit Note for that amount and recorded a new note. On July 19, 2016, the private company converted $100,000 of its note into 1,000,000 common shares of the Company’s stock. In January 2018, the maturity date of the Line of Credit was extended to December 31, 2018. As of September 30, 2018, the note balance is $100,000 with accrued interest in the amount of $20,405.

On July 1, 2016, we issued a note to a private individual in the amount of $49,295. This new note has $0.50 conversion rights attached to it and accrues interest at 8%. In January 2018, the maturity date was extended to June 30, 2018. This note is presently in default. As of September 30, 2018, this note had accrued interest in the amount of $8,881.

On July 20, 2017, we entered into an equity purchase agreement for up to $5,000,000 of our common stock with Peak One Opportunity Fund, LP (Peak One). In connection with that same agreement, we also entered into a related registration rights agreement. We issued a non-interest bearing convertible debenture on July 20, 2017 in the amount of $75,000 to Peak One. This debenture matures on July 20, 2020 and was issued as a commitment fee in connection with the agreement, as well as agreed to issue 300,000 shares of our common stock as commitment shares. On July 25, 2017, we issued these shares valued at $27,000. Both the commitment debenture and commitment shares were charged to other current assets until such time the registration statement is filed after which the amount will be amortized over the life of the offering. Conversion price is 90% of the lowest closing bid price of the last 20 days prior to the conversion date. The note has a derivative discount in the amount of $75,000 at issue and at September 30, 2018 has a remaining balance to amortize in the amount of $61,950. On September 17, 2018, there was a conversion of $9,000 of the principal into 2,459,016 of the Company’s common shares. Amortization of debt discount for the nine months ended September 30, 2018 amounted to $6,611.

On July 27, 2017, we received the first of three installments in connection with Peak One Opportunity LP (Peak One) purchase agreement for certain Company Convertible Debentures totaling $425,000. We issued to Peak One a three year $75,000 non-interest bearing debenture maturing on July 26, 2020. We received the 2nd installment on November 28, 2017 and issued a non-interest bearing debenture for $50,000 which will mature on November 28, 2020. The debentures had an OID (original issue discount) and derivative discounts totaling $61,200 which are amortized over the term of the debentures. The debentures are convertible into common shares of the Company with certain terms and conditions as set forth in the agreement. The Holder is entitled to, at any time or from time to time, to convert the Conversion Amount into Conversion Shares, at a conversion price for each share of Common Stock equal to the lesser of (a) $0.15 or (b) Sixty Five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion of the Debentures subject in each case to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events. During the first nine months ended September 30, 2018, Peak One converted a total of $75,000 of debt and $4,000 fee for 7,232,569 shares of the Company’s common stock. As of September 30, 2018, the notes have an outstanding balance of $50,000. Amortization of debt discounts amounted to $40,338 for the nine months ended September 30, 2018. Unamortized debt discount as of September 30, 2018 amounted to $17,256.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On May 22, 2018, we entered into a 12% interest bearing note agreement with JSJ Investments, Inc. in the amount of $75,000, the Note has a $5,500 original issue discount. It was also determined at issue date, the Note had $69,500 in derivative discount and a day one loss in the amount of $40,354. Amortization of debt discounts amounted to $6,574 for the nine months ended September 30, 2018. Unamortized debt discount as of September 30, 2018 amounted to $68,426. The note has a maturity date of May 22, 2019. The Company may pay this Note in full, together with any and all accrued and unpaid interest, plus any applicable pre-payment premium set forth in the agreement and subject to the terms of the agreement at any time on or prior to the date which occurs 180 days after the date of issue (Prepay Date). In the event the Note is not prepaid in full on or before the Prepay Date, the Note will incur a prepayment premium of 135% for the first 90 days, 140% from 91 days to 120 days, 145% from 121 days to 180 days and 150% until maturity date. The Note has conversion rights at any time after the Prepay Date for its holder at a 40% discount to the lowest trading price during the previous twenty trading days to the date of a conversion notice. This note had a balance of $75,000 and accrued interest in the amount of $2,750 as of September 30, 2018.

On May 31, 2018, we entered into a 12% interest bearing note agreement with Coolidge Capital LLC in the amount of $75,000, the Note has a $4,500 original issue discount. It was also determined on the date of issue, the Note had $40,366 in derivative discount. Amortization of debt discounts amounted to $15,155 for the nine months ended September 30, 2018. Unamortized debt discount as of September 30, 2018 amounted to $29,711. The note has a maturity date of February 28, 2019. The Company may pay this Note in full, together with any and all accrued and unpaid interest, plus any applicable pre-payment premium set forth in the agreement and subject to the terms of the agreement at any time on or prior to the date which occurs 180 days after the date of issue. The prepayment schedule of payments would be 115% for the first 30 days, 120% for the first 60 days, 125% for the first 90 days, 130% for the first 120 days, 135% for the first 150 days and 140% for the first 180 days. After 180 days from date of issue, there is no prepayment until maturity date when the Note is due with interest. The Note has conversion rights at any time after 180 days after the date of issue for its holder at a 40% discount to the lowest trading price during the previous twenty trading days to the date of conversion. This note had a balance of $75,000 and accrued interest in the amount of $2,300 as of September 30, 2018.

Note 6 Loan Payable – Other and Non-Convertible

On November 16, 2012, we issued a note to a private individual in the amount of $170,000 with interest accruing at 8% per annum. This note was extended to June 30, 2018. This note is presently in default. As of September 30, 2018, the accrued interest was $30,702.

On March 29, 2017, we entered into a lease and working capital credit facility with Caliber Capital & Leasing LLC and its assignee, Real Estate Acquisition Development Sales, LLC (“READS”). Under the agreements, READS is providing an initial commitment of up to $2.5 million for the construction of our first processing line in our centralized Carbon Finishing Plant in Ohio. We received our first advance on the commitment on October 6, 2017. As of September 30, 2018, we have an outstanding balance in the amount of $543,000 with accrued interest in the amount of $45,975. There was an increase of $50,000 in the note which resulted as a transfer from the Chris Bowers credit line. The interest accrues at 9.5% and is allocated to construction in progress. This is a revolving working capital line which is due in one year and has the option for two one-year extensions. During the nine months ended September 30, 2018, the working capital credit facility was cancelled.

Note 7 Commitments and Contingencies

On March 29, 2017, we entered into a lease and working capital credit facility with Caliber Capital & Leasing LLC and its assignee, Real Estate Acquisition Development Sales, LLC (“READS”). Under the agreements, READS is providing an initial commitment of up to $2.5 million for the construction of our first processing line in our centralized Carbon Finishing Plant in Ohio. The loan is dated for April 4, 2017 and to date we have drawn $543,000 from READS which has been used in part to refurbish used equipment. During the nine months ended September 30, 2018, the working capital credit facility was cancelled.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On March 29, 2017, we also signed the Master Equipment and Building Related Lease Agreement for $100 Million. The lease covers land, buildings and equipment. The equipment will have an initial term of seven years; after which we will have the option to purchase the facility from READS or renew the lease under the same terms. The commencement date was scheduled for April 4, 2017 and never happened. During the nine months ended September 30, 2018, the Master Equipment and Building Related Lease Agreement was cancelled.

On April 11, 2017, our wholly owned subsidiary GETH CFP, Inc. signed a 10-year lease with the Lawrence Economic Development Corporation of Lawrence County, Ohio for the lease of 11,200 sq. ft. of manufacturing space for our carbon finishing plant in Ohio. The lease had a start date of June 1, 2017, which has been extended to the opening of the Carbon Plant and runs to June 1, 2027. The lease has three, five year extensions. The lease is $4.00 per sq. ft. with initial payments in the amount of $3,733 per month. The first extension is at $4.50 per sq. ft. with payments in the amount of $4,200 per month. The Company is currently in negotiations to sign a new lease since the property covered by the existing lease is no longer available. No new lease has been negotiated presently.

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

During 2013, the Company entered into an agreement with Black Lion Oil Limited (Black Lion) whose primary focus is on emerging energy technology with broad applications. Under the agreement, the Company granted to Black Lion exclusive rights to the “waste to oil” process in specific territories outside of the United States. In return Black Lion paid $100,000 in cash to the Company as a fee. The agreement provides for us to receive a 5% royalty on gross revenues with any plant associated with Black Lion. The Company used the fee for working capital. As of September 30, 2018, Black Lion has not opened its first plant.

On September 6, 2018, the Company approved the issuance of the Proxy Statement requesting shareholders’ approval to extend the authorized common shares of the Company from 250,000,000 common shares authorized to 750,000,000 common shares authorized. On October 10, 2018, the proxy was approved by the majority shareholders and a Certificate of Amendment was filed with the state of Delaware.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Fair value of Financial Instruments and Derivative Liabilities

The carrying value of cash, accounts payable and accrued expenses, and debt approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Carrying amount of the Company’s long-term debt approximates fair value based upon its determined derivative discounts. These notes at September 30, 2018 totaled $116,000 with net discounts in the amount of $79,205.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2018:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$187,368	$-	$-	$187,368
Warrant derivative liabilities	$805	$-	$-	$805
Total	$188,173	$-	$-	$188,173

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

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 5), that became convertible during the third quarter of 2017 as well as the mandatorily redeemable Series B convertible preferred stock issued during the nine months ended September 30, 2018 (see Note 9), qualified these as derivative instruments since the number of shares issuable under the notes and preferred shares are indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. As a result, all other equity linked instruments including outstanding warrants and fixed rate convertible debt were tainted and also required derivative accounting treatment.

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

The following assumptions were used for the valuation of the derivative liability related to the Notes, Preferred Shares and subset to the Warrants as of September 30, 2018:

●	The stock price of $0.0200 to $0.0060 in these periods (variable conversion price; reset provisions; and upon redemption or default penalties) would fluctuate with the Company’s projected volatility;
●	An event of default adjusting the interest rate would occur 0% of the time for all notes except the Peak 1 Note which increases 0.50% per month to a maximum of 5% with the corresponding penalty;
●	The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of comparable companies and the term remaining for each note was from 232% through 286% at issuance, conversion, and quarters ends;
●	The company would redeem the notes (with the corresponding penalty) projected initially at 0% of the time for all notes except the EMA and Auctus Notes which increase monthly by 1.0% to a maximum of 5.0% (from alternative financing being available for a redemption event to occur); and
●	For the variable rate (some notes include conversion rate ceilings – the lessor of variable rates and a fixed rate) and fixed rate Notes, the Holder would convert (after 0 days) at maturity based on ownership and trading volume limits; and
●	The Holder would automatically convert the note or exercise early at a multiple of the conversion/exercise or the stock price if the registration was effective (after 0 days) and the Company was not in default.

Using the results from the model, the Company recorded additional paid in capital of $117,308 from the conversion of $124,000 of principal and $4,000 of penalty interest. The derivative liability recorded for the convertible feature created a debt discount of $109,866 which is being amortized over the remaining term of the instrument using the effective interest rate method, and is classified as convertible debt on the balance sheet. The Company also issued 144,100 shares of our Series B Convertible Preferred Stock during the nine months ended September 30, 2018 for $125,000. These shares are shown in current liability section of the Consolidated Balance Sheet net of their discounted value of $55,245 and conversion amount of $18,500. These shares created a derivative discount and OID in the amount of $96,641. The Company recorded the change in the fair value of the derivative liability as a gain of $455,638 to reflect the value of the derivative liability for warrants and convertible instruments as $188,173 as of September 30, 2018. The Company also recorded a reclassification from derivative liability to equity of $96,004 for the conversions of a portion of the Company’s convertible notes.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs:

Balance at December 31, 2017	$511,237
Fair value of derivative liability at issuance charged to debt discount and interest expense	228,578
Settlement of derivative liability due to conversion	(96,004)
Unrealized derivative gain included in other expense	(455,638)
Balance at September 30, 2018	$188,173

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

On March 13, 2018, the Company issued 85,800 shares of our new Series B Convertible Preferred Stock for $75,000. These shares are shown in the Liability section of the Balance Sheet as $44,213, net of their discounted value of $23,087. The Company evaluated the classification of the Series B Convertible Preferred Stock under ASC 480-10-25 and determined that due to their mandatory redemption features, the preferred shares were required to be classified as a liability. The embedded conversion option of the preferred shares was also required to be bifurcated and accounted for as derivative liabilities (see Note 8). When issued, the Company recorded an OID and derivative discount of $53,090. For the nine months ended September 30, 2018, the Company amortized $30,003 of the derivative discount. During the quarter, there was a conversion of $19,610 consisting of $1,110 in accrued dividend and 18,500 preferred shares into 3,835,417 of the Company’s common shares. Unamortized discount as of September 30, 2018 amounted to $23,087. See Note 10.

On May 1, 2018, the Company issued 58,300 shares of our Series B Convertible Preferred Stock for $50,000. These shares are shown in the Liability section of the Balance Sheet as $26,142 net of their discounted value of $32,158. The Company evaluated the classification of the Series B Convertible Preferred Stock under ASC 480-10-25 and determined that due to their mandatory redemption features, the preferred shares were required to be classified as a liability. The embedded conversion option of the preferred shares was also required to be bifurcated and accounted for as derivative liabilities (see Note 8). During the nine months ended September 30, 2018, the Company recorded an OID and derivative discount of $43,551 and amortization expense of $11,393 which was charged to interest. Unamortized discount as of September 30, 2018 amounted to $32,158.

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

During the quarter ended September 30, 2018, Peak One exercised its right to convert a total of $15,000 and $4,000 interest to complete the payment of the $75,000 debenture for 4,431,898 shares of the Company’s common stock.

On September 17, 2018, Peak One exercised its right to convert a total of $9,000 of its $75,000 ELOC debenture into 2,459,016 shares of the Company’s common stock.

During the quarter ended September 30, 2018, Geneva Roth exercised its right to convert $19,610 represented by a total of 18,500 of principal of the 85,800 shares of Series B Convertible Preferred Stock of the Company it purchased on March 13, 2018 and $1,110 in accrued dividend for 3,835,417 shares of the Company’s common stock.

Additional Paid-In Capital

On March 27, 2018, certain officer and directors of the Company forgave $1,684,711 of accrued salaries which were recorded as a capital contribution.

Warrants

As of September 30, 2018, we had 24,358,342 common stock warrants outstanding which have a weighted average exercise price of $0.10 and weighted average remaining years of 2.21 years.

Note 11 Related Party Transactions

We owed our CEO $6,545 in accounts payable for the nine months ended September 30, 2018. On December 31, 2017 we owed our CEO $25,720 in accounts payable and the Company repaid $19,175 during the nine months ended September 30, 2018.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 Subsequent Events

On October 1, 2018, Geneva Roth Remark Holdings, Inc. converted $576 of accrued dividend and 9,600 of our Series B Convertible Preferred Stock it was holding for 2,422,857 shares of our common stock.

On October 8, 2018, Geneva Roth Remark Holdings, Inc. converted $480 of accrued dividend and 8,000 of our Series B Convertible Preferred Stock it was holding for 2,422,857 shares of our common stock.

On October 10, 2018, the Company held its meeting with shareholders concerning its Proxy Statement requesting shareholders’ approval to extend the authorized common shares of the Company from 250,000,000 common shares authorized to 750,000,000 common shares authorized. The Proxy Statement was approved by the shareholders and the Certificate of Amendment was stamped approved by the state of Delaware on October 12, 2018.

On October 26, 2018, the Company issued 47,300 shares of our Series B Convertible Preferred Stock for $40,000 and an OID in the amount of $7,300. Please refer to the first paragraph of Note 9 for the terms of these Preferred shares.

On October 29, 2018, Geneva Roth Remark Holdings, Inc. converted $468 of accrued dividend and 7,800 of our Series B Convertible Preferred Stock it was holding for 2,851,034 shares of our common stock.

On November 7, 2018, Geneva Roth Remark Holdings, Inc. converted $477 of accrued dividend and 7,950 of our Series B Convertible Preferred Stock it was holding for 3,121,111 shares of our common stock.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the nine months ended September 30, 2018 and 2017. You should refer to the Consolidated Financial Statements and related Notes in conjunction with this discussion.

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

Recent Developments

Over the first nine months of 2018, we have been pushing through the slowed progress which was a result of stalled funding we incurred in 2017. Our focus is to secure funding to build the Carbon Finishing Plant and a Tire Processing Plant. These discussions are progressing going forward, but we have not signed a definitive agreement to finance a Processing Plant to date. As a result, the execution of our business plan has slipped by several months, and we now forecast the Carbon Finishing Plant, which was under construction and now delayed, to be operating sometime in early 2019. For the remainder of 2018, we will continue to be in an investment mode for which we anticipate these investments to generate revenues starting in the first quarter of 2019. The goal is to reach our forecasted revenue of $1 Million to $2 Million in 2019, and an estimated $15 Million in recurring revenues from 2020 onwards.

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

On January 29, 2018, we hired Mr. Hernan Rizo, former CFO for READS, as our Interim Chief Financial Officer as a consultant.

On June 30, 2017, we merged Smart Fuel Solutions, Inc. (Smart Fuel) into the Company. Smart Fuel was a service company. It’s President and Chief Executive Officer was Chris Bowers. Chris Bowers became our new President and Chief Executive Officer effective December 2016. Smart Fuel has always promoted our Company and was assisting us with our operational responsibilities in all areas of management, including engineering and proposed plant development sites. It was decided that merging the two companies was the best alternative going forward. We already owned 17,000,000 of SFS’s 20,600,000 outstanding shares. The Company negotiated with Smart Fuel’s minority shareholders to take one-for-one conversion of the Company’s shares for Smart Fuel’s shares. The 3,600,000 minority shares were valued at $360,000 based on the Company’s closing price on June 30, 2017 of $0.10 as a result of the merger. We issued to the largest minority Smart Fuel shareholder 3,000,000 common shares on September 26, 2017 valued at $300,000. The remaining amount of $60,000 is carried on the consolidated balance sheet as other current liabilities at September 30, 2018. The balance of the shares will be issued in 4th Quarter of 2018.

On April 11, 2017, our wholly owned subsidiary GETH CFP, Inc. signed a ten- year lease with the Lawrence Economic Development Corporation of Lawrence County, Ohio for the lease of 11,200 sq. ft. of manufacturing space for our carbon finishing plant in Ohio. The lease had a start date of June 1, 2017, but this date has been extended until the opening of the carbon plant and runs to June 1, 2027. The lease has three five year extensions. The lease is $4.00 per sq. ft. with initial payments in the amount of $3,733 per month. The second extension is at $4.50 a sq. ft. with payments in the amount of $4,200 per month. The Company is currently in negotiations to sign a new lease since the property covered by the existing lease is no longer available. No new lease has been negotiated presently.

On March 29, 2017, we entered into a lease and working capital credit facility with Caliber Capital & Leasing LLC and its assignee, Real Estate Acquisition Development Sales, LLC (“READS”). Under the agreements, READS is providing an initial commitment of up to $2.5 million for the construction of our first processing line in our centralized Carbon Finishing Plant in Ohio. We received our first advance on the commitment on October 6, 2017. As of September 30, 2018, we have an outstanding balance in the amount of $543,000 with accrued interest in the amount of $45,975. The interest accrues at 9.5% and is allocated to construction in progress. This is a revolving working capital line due in one year with two one year extensions. During the nine months ended September 30, 2018, this working capital credit facility was cancelled.

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

Results of Operations

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017.

Revenues and Cost of Revenues

The Company is a pre revenue-stage technology company that has developed a GEN 1 End of Life Tire Processing Solution that produces two valuable end products – Brent crude standard blend stock oil and carbon black. The Company had no operating revenues or cost of revenues for the nine months ended September 30, 2018.

Operating Expenses

The salaries and professional fees for the nine months ended September 30, 2018 were $1,462,355 as compared to $689,349 for the nine months ended September 30, 2017, an increase of $773,006, representing a 112% increase. The salaries and professional fees for the nine months ended September 30, 2018 included $1,198,125 in salaries and $264,230 in professional fees. Compared to the nine months ended September 30, 2017, there were $90,000 in salaries, $57,500 in stock issued for services, $162,544 in warrants issued for services and $379,305 in professional fees. Salaries of the employees are being accrued as a result of diminished working capital.

The general and administrative expenses for the nine months ended September 30, 2018 were $69,016 as compared to $285,384 for the nine months ended September 30, 2017, a decrease of $216,365 representing a 76% decrease. The major decrease was the result of a decrease in the costs of product samples, lab rent and lab expenses, marketing expenses and insurance expense compared to the nine months ended September 30, 2017 which contained product samples, lab rent and lab expenses of $79,323, marketing expenses of $12,696, insurance expense of $56,817 and travel expenses in the amount of $61,769. The balance was general overhead expense in the amount of $5,763.

Other Income and Expenses

Other income and expenses for the nine months ended September 30, 2018 was an income of $133,050 as compared to a loss of $172,072 for the nine months ended September 30, 2017, an increase of $305,122 in income representing an increase of 177.3%. We recorded for the nine months ended September 30, 2018, $455,638 in gain in fair value of derivatives and $164,257 for the nine months ended September 30, 2017. We recorded for the nine months ended September 30, 2018 $322,588 in interest expense on our outstanding notes as compared to $336,329 in interest expense for the nine months ended September 30, 2017. The decrease was due to debt conversions. A detail of the new debt and conversions can be found in the notes to the financial statements dealing with debt.

Net Loss

As a result of the above, the Company had a net loss of $1,398,324 for nine months ended September 30, 2018 as compared to a loss of $1,146,805 for the nine months ended September 30, 2017.

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017.

The Company is a pre revenue-stage technology company that has developed a GEN 1 End of Life Tire Processing Solution that produces two valuable end products – Brent crude standard blend stock oil and carbon black. The Company had no operating revenues or cost of revenues for the three months ended September 30, 2018 and 2017.

Operating Expenses

The wages and professional fees for the three months ended September 30, 2018 were $487,840 as compared to $31,518 for the three months ended September 30, 2017, an increase of $456,322 an approximately 1,448% increase. The wages and professional fees for the three months ended September 30, 2018 included $88,465 in professional fees and $399,375 in wages. For the three months ended September 30, 2017, the wages and professional fees included $31,518 in professional fees. Salaries of the employees are being accrued as a result of diminished working capital.

The general and administrative expenses for the three months ended September 30, 2018 were $16,361 as compared to $59,200 for the three months ended September 30, 2017, a decrease of approximately 72%. This decrease of $42,839 was the result of a decrease in product sample expenses, travel, entertainment, advertising and marketing concerning the promotion of the company.

Other Income and Expenses

Other income and expenses for the three months ended September 30, 2018 were $35,037 in income as compared to $15,602 of income for the three months ended September 30, 2017, an increase of 125%. This increase of $19,435 was the result of a decrease in interest expense on the working capital notes which resulted in total interest of $122,170 as compared to $148,655 in total interest expense for the three months ended September 30, 2017 and a decrease in gain in fair value of derivatives in the amount of $157,207 for the three months ended September 30, 2018 as compared to $164,257 for the three months ended September 30, 2017.

Net Loss

As a result of the above, the Company had a net loss of $469,164 for the three months ended September 30, 2018 as compared to a loss of $75,116 for the three months ended September 30, 2017.

Liquidity and Capital Resources

On September 30, 2018, we had a balance of cash in the bank in the amount of $188. We had other current assets in the amount of $112,096. Included in other current assets is $7,812 in prepaid expenses and $104,284 in other assets. Our PP&E account totaled $1,150,331 which included $823,535 in carbon equipment and $326,796 in engineering and design work in connection with our first pyrolysis plant. We had $931,113 in accounts payable to vendors, we had $6,545 in accounts payable to officers, we had $553,580 in accrued interest on our note obligations and $1,168,125 in accrued payroll. We also had $60,000 in stock payable in connection with our acquisition of the minority interest in Smart Fuel on June 30, 2017.

We had secured debentures payable in the amount of $305,000. We had loan payable-related party-convertible in the amount of $1,434,637. We had loan payable-other-convertible in the amount of $201,158. We had $713,000 in loan payable-other-non-convertible. We had derivative liability in the amount of $188,173 and $70,355 in loans payable-other-convertible-long-term. Please refer to our notes to the financials for further information concerning note liabilities.

Our loans with conversion features became impacted with derivative measurements as a result of two of our loans becoming qualified for conversion rights during the third quarter of 2017. These two loans’ conversion features are considered variable in direct relation with the market price of our stock. This feature tainted all of our convertible loans, which triggered a direct discount to these loans and a new balance sheet account recording listed as Derivative Liability. Please refer to Note 8 dealing with Derivatives in our notes to the financials for further information.

We had negative cash flows from operations for the nine months ended September 30, 2018 in the amount of ($265,791) as compared to the same period ended September 30, 2017 in the amount of ($596,903). We had cash provided of $259,925 in financing activities for the nine months ended September 30, 2018 as compared to $504,450 for the same period ended September 30, 2017. We received proceeds from loan payable-related party of $81,100 where we received $235,000 in 2017. We also paid loan payable-related party $67,000 where we paid $45,200 in 2017. We received $140,000 from loans payable other where we received $314,650 in 2017. We also received $125,000 in proceeds from our Preferred Shares where we had none for the same period ended September 30, 2017. We also paid $19,175 in accounts payable to a related party.

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

Item 4. Controls and Procedures.

Evaluation of Disclosures and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Chief Executive Officer (“CEO”) (principal executive), Christopher Bowers, and our interim Chief Financial Officer (“CFO”), Hernan Rizo, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On June 28, 2018, our former investor relations firm, Porter, Levay, & Rose, Inc., filed suit against us in the Westchester County Supreme Court of New York (Case No. 60053/2018) seeking damages of approximately $33,370, plus accrued interest, for services. Arrangements have been made to have this cleared in February 2019. Full amount of the liability has been recorded for the 3rd quarter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2018, Peak One exercised its right to convert a total of $15,000 and $4,000 interest to complete the payment of the $75,000 debenture for 4,431,898 shares of the Company’s common stock.

On September 17, 2018, Peak One exercised its right to convert a total of $9,000 of its $75,000 ELOC debenture into 2,459,016 shares of the Company’s common stock.

There was no general solicitation used in the above securities transactions. In each instance, these securities were issued following arms’-length negotiations in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder as not involving any public offering.

Item 3. Defaults Upon Senior Securities.

We remain in default under promissory notes issued on January 21, 2011 for failure to make required payments of interest and principal by September 24, 2012. Aggregate principal and interest owed as of the date of this filing are $607,083.

On November 16, 2012, we issued a note to a private individual in the amount of $170,000 with interest accruing at 8% per annum. This note was extended to June 30, 2018. This note is presently in default. As of September 30, 2018, this note has an aggregate of principal and accrued interest in the amount of $200,702.

On July 1, 2016, we issued a note to a private individual in the amount of $49,295. This new note has $0.50 conversion rights attached to it and accrues interest at 8%. In January 2018, the maturity date was extended to June 30, 2018. This note is presently in default. As of September 30, 2018, this note had an aggregate of principal and accrued interest in the amount of $58,176.

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

Green EnviroTech Holdings Corp.

Date: November 14, 2018	By:	/s/ Chris Bowers
Chris Bowers
Principal Executive Officer

Green EnviroTech Holdings Corp.

Date: November 14, 2018	By:	/s/ Hernan Rizo
Hernan Rizo
Principal Financial Officer

