Form 10-K
period 2018-12-31
GREEN ENVIROTECH HOLDINGS CORP.
filed 2019-04-18
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes [  ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or amendment to Form 10-K

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant was approximately $572,689 as of June 30, 2018.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of April 13, 2019, there were 398,371,777 shares of the issuer’s common stock, par value $0.001, outstanding.

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

Key Achievements to date

Over the last years, the GETH team has achieved the following:

●	Ready to deploy GEN 1 End of Life Tire Processing Solution with an independent engineering certification.

●	Secured two strategic partners as EPC contractors – BHP Engineering & Construction LLC and Schneider Electric – they will construct and start GETH Processing Plants; and help to ensure reliable uptime of GETH Processing Operations

●	Secured end product offtake agreements for Oil and for Carbon Black

●	Have 2 projects ready for funding in USA:

1.	Ohio Operation comprising: Carbon Finishing Plant

2.	Tire Processing Plant with 100 tons per processing capacity to be located in Maryland: partnership with scrap tire collector – feedstock and site secured, undergoing final stage of permitting process

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

Goals of GETH End of Life Tire Strategic Plan, 2019 - 2025

●	Plan to be processing 750,000 tons of scrap tires (25% of US annual scrap tire production)

○	Forecast to generate >$350 Million of annual revenue with EBITDA of 40%-50%
○	Forecast to produce 260,000 tons of carbon black (10% of US annual consumption)
○	Forecast to produce 2,300,000 barrels of crude oil (0.5% of US annual consumption)
○	Forecast to reduce CO emissions in the US by 750,000 tons per year
○	Forecast to create 500 direct jobs, often in economically deprived areas of the US

Highlights of the GETH Strategy & Plan

●	We expect to acquire the financing with the capacity to fund all of the CAPEX required in the first three phases of our strategy.

●	Phase 2 of the strategy is aimed at increasing revenues to 12 Million per year with an EBITDA of 37%.

●	EBITDA increases from 21% in Phase 1 to >50% in Phase 4 due to scaling up operations.

●	Costs to produce GETH Carbon Black and Oil are expected to be between 32% to 56% lower than traditional methods; with the added benefit of minimum emissions.

The Four Phases of the GETH Strategy & Anticipated Milestones

●	Phase 1, 2019 and 2020: Start construction of Carbon Finishing Plant and generate first revenues and cash from sales of Carbon Black in first quarter of 2020;

●	Phase 2, 2020 and 2021: Start construction of our first Tire Processing Lines; generate revenues from sales of Carbon Black and Oil;

●	Phase 3, 2021 and 2022: Build first Tire Processing Plants (consisting of 8 single lines) and additional Carbon Finishing Lines; and

●	Phase 4, 2022 to 2025: Rapid expansion of Tire Processing Plants and Carbon Finishing Plant.

Phase 1, 2019 and 2020: Generate first revenues and cash from sales of Carbon Black

GETH is planning to secure $2.5 Million of equipment and asset funding to build and start operation of the Carbon Finishing Plant (CFP); a five-month project from funding. GETH forecasts that it will generate revenue and cash by end of 2019 or first quarter of 2020.

Phase 1: Milestones

●	Month 1: Order Milling equipment and Pelletizing equipment;

●	Month 2: Complete electrical design;

●	Month 3: Pelletizing equipment installed; electrical equipment ordered; feedstock sourced for test runs;

●	Month 4: Electrical equipment installation starts; building modifications completed;

●	Month 5: Electrical equipment installed; Milling equipment installed; Operating Staff hired and trained;

●	Month 6: Production runs begin; 50 tons of product shipped to customer; Feedstock and Sales Manager hired; Feedstock supplies increased; Additional product samples distributed; and

●	Month 7: Full production runs; A/P and A/R staff hired.

Phase 2, 2020 and 2021: Build first Tire Processing Lines; generate revenues from sales of Oil

These Tire Processing Lines when operating at full capacity in mid-2021 will provide additional feedstock for the Carbon Finishing Plant.

Phase 3, 2021and 2022: Build first Tire Processing Plants and additional Carbon Finishing Lines

GETH plans to draw an additional $60 - $70 Million to build a 100 tons per day Tire Processing Plants – in Maryland

Phase 4, 2022 to 2025: Rapid expansion of Tire Processing Plants and Carbon Finishing Plant

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

Uses of carbon black include:

●	As a pigment and reinforcement in automobile tires, carbon black helps conduct heat away from the tread and belt area of the tire, reducing thermal damage and increasing tire life;

●	In some radar absorbent materials to reduce the radar cross-section of an aircraft;

●	In photocopier and laser printer toner; and in other inks and paints;

●	In coloring of resins and films, due to the high tinting strength and stability of carbon black;

●	In belts, hoses, and other non-tire rubber goods;

●	As a pigment in inks, coatings and plastics. For example, it is added to polypropylene because it absorbs ultraviolet radiation, which otherwise causes the material to degrade;

●	In various applications for electronics. As a good conductor of electricity, carbon black is used as a filler mixed in plastics, elastomer, films, adhesives, and paints;

●	As an anti-static additive for fuel caps and pipes for automobiles; and

●	In food and beverage packaging around the world. It is used in multi-layer UHT milk bottles in the US, parts of Europe and Asia, and South Africa, and in items like microwavable meal trays and meat packaging trays in New Zealand

The global market for carbon black should be approximately $20.4B by 20231.

1.	Carbon Black – A Global Market Overview; © Industry Experts

Anticipated Cost of production of Carbon Black – GETH vs Traditional

Feedstock Source	Production Cost per lb.
Phase 1: GETH using third party tire char	$0.34/ lb.
Phase 2: GETH Tire Processing Single Lines (co-located with GETH Carbon Finishing Plant)	$0.16/ lb.
Phase 3: GETH Tire Processing Plants (includes cost of transportation)	$0.22/ lb.
Traditional costs of Carbon Black production from oil or coal	Estimated at $0.50+/ lb.

GETH’s initial cost of production to complete the size reduction and make the agglomerate ready for shipment to customers is expected to be $0.34/lb. based on daily production of 24 tons per day. To start production, we will purchase tire char from third party producers that have already invested in their plants. The feedstock at the third party plants is produced in small quantities – it is difficult for them to sell at low volumes since it is not finished into a product. The aggregation of tire char from a number of small producers provides for a consistent supply of feedstock for the CFP without the initial need to build GETH Tire Processing Plants. This approach, and the focus on the refurbishment of used equipment and the reconditioning of an old building, has dramatically reduced the amount of capital required to get into production and first revenues.

When the GETH Tire Processing Lines built during Phase 2 begin operation, the Carbon Finishing Plant will be run at full utilization, with additional staff operating the equipment 24 by 7 to produce 72 tons per day of Carbon Black. At this time the cost of production is expected to decline to $0.16 /lb.

When GETH begins production of carbon char at its Tire Processing Plants in MD (built during Phase 3), the cost of production is forecast to increase to a total cost of $0.22 /lb., including transportation costs.

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

The sheer volume of the current market at 2.3 million metric tons and growth rate of 4-5% means that the market requires over 100,000 tons of new carbon black production capacity just to meet additional demand. In Phase 2, when the CFP is operating at full capacity of 72 tons per day for 320 days, it will only produce approximately 25% of the growth in the market place, therefore negating the need to displace any current production. As GETH starts operating Tire Processing Plants in 2021, GETH will utilize its lower cost of production, its environmental advantages and its high quality carbon product to gain share in the market.

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

Recent Developments

On May 22, 2018, we entered into a 12% interest bearing note agreement with JSJ Investments, Inc. in the amount of $75,000. The Note has a $5,500 original issue discount. It was also determined at issue date, the Note had $69,500 in derivative discount. Amortization of debt discounts amounted to $21,167 for the year ended December 31, 2018. Unamortized debt discount as of December 31, 2018 amounted to $53,833. The note has a maturity date of May 22, 2019. The Company may pay this Note in full, together with any and all accrued and unpaid interest, plus any applicable pre-payment premium set forth in the agreement and subject to the terms of the agreement at any time on or prior to the date which occurs 180 days after the date of issue (Prepay Date). In the event the Note is not prepaid in full on or before the Prepay Date, the Note will incur a prepayment premium of 135% for the first 90 days, 140% from 91 days to 120 days, 145% from 121 days to 180 days and 150% until maturity date. The Note has conversion rights at any time after the Prepay Date for its holder at a 40% discount to the lowest trading price during the previous twenty trading days to the date of a conversion notice. On December 3, 2018, JSJ Investments, Inc. exercised its right to convert $5,084 of the debt into 3,868,756 common shares of the Company Stock. This note had a balance of $69,916 and accrued interest in the amount of $5,551 as of December 31, 2018.

On May 31, 2018, we entered into a 12% interest bearing note agreement with Coolidge Capital LLC in the amount of $75,000, the Note has a $4,500 original issue discount. It was also determined on the date of issue, the Note had $40,366 in derivative discount. Amortization of debt discounts amounted to $32,464 for the year ended December 31, 2018. Unamortized debt discount as of December 31, 2018 amounted to $12,402. The note has a maturity date of February 28, 2019. The Company may pay this Note in full, together with any and all accrued and unpaid interest, plus any applicable pre-payment premium set forth in the agreement and subject to the terms of the agreement at any time on or prior to the date which occurs 180 days after the date of issue. The prepayment schedule of payments would be 115% for the first 30 days, 120% for the first 60 days, 125% for the first 90 days, 130% for the first 120 days, 135% for the first 150 days and 140% for the first 180 days. After 180 days from date of issue, there is no prepayment until maturity date when the Note is due with interest. The Note has conversion rights at any time after 180 days after the date of issue for its holder at a 40% discount to the lowest trading price during the previous twenty trading days to the date of conversion. On December 7, 2018, Coolidge Capital LLC exercised its right to convert $5,116 of the debt into 3,279,428 common shares of the Company Stock. This note had a balance of $69,884 and accrued interest in the amount of $5,332 for the year ended December 31, 2018.

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

On March 13, 2018, the Company issued 85,800 shares of our new Series B Convertible Preferred Stock for $75,000. The Company evaluated the classification of the Series B Convertible Preferred Stock under ASC 480-10-25 and determined that due to their mandatory redemption features, the preferred shares were required to be classified as a liability. The embedded conversion option of the preferred shares was also required to be bifurcated and accounted for as derivative liabilities. When issued, the Company recorded an OID and derivative discount of $53,090. For the year ended December 31, 2018, the Company amortized the $53,050 discount, when all of the issued 85,800 shares of Preferred Stock were converted into 32,931,947 shares of common stock which also included $5,148 in accrued dividend.

On May 1, 2018, the Company issued 58,300 shares of our Series B Convertible Preferred Stock for $50,000. These shares are shown in the Liability section of the Balance Sheet as $8,673 net of their OID and discounted value of $4,937. The Company evaluated the classification of the Series B Convertible Preferred Stock under ASC 480-10-25 and determined that due to their mandatory redemption features, the preferred shares were required to be classified as a liability. The embedded conversion option of the preferred shares was also required to be bifurcated and accounted for as derivative liabilities. During the year ended December 31, 2018, the Company recorded an OID and derivative discount of $43,551 and amortization expense of $38,614 which was charged to interest expense. Preferred Shares were converted into 40,202,305 shares of common stock which also included $2,681 in accrued dividend. Unamortized discount as of December 31, 2018 amounted to $4,937. As of December 31, 2018, there remains 13,610 Series B Convertible Preferred Shares from this issue.

On October 31, 2018, the Company issued 47,300 shares of our Series B Convertible Preferred Stock for $40,000. These shares are shown in the Liability section of the Balance Sheet as $26,147 net of their OID and discounted value of $21,153. The Company evaluated the classification of the Series B Convertible Preferred Stock under ASC 480-10-25 and determined that due to their mandatory redemption features, the preferred shares were required to be classified as a liability. The embedded conversion option of the preferred shares was also required to be bifurcated and accounted for as derivative liabilities. During the year ended December 31, 2018, the Company recorded an OID and derivative discount of $24,085 and amortization expense of $2,932 which was charged to interest expense. Unamortized discount as of December 31, 2018 amounted to $21,153. As of December 31, 2018, there remains 47,300 Series B Convertible Preferred Shares from this issue.

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

On April 12, 2017, we received working capital funds in the amount of $100,000 from a private company. The note had an interest rate of 8%. On July 21, 2017, the private company holding this note with its accrued interest in the amount of $2,192 exercised their right to convert in exchange for 1,481,040 shares of our common stock. The conversion price was the price of the stock at the time with a 15% discount to the market price. During the prior year, it was determined this note had derivative discount in the amount of $28,130 which was amortized in the third quarter when the note was converted.

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

Financial strength

1.	Converted debt into equity; $300,818 in 2018 and $507,192 in 2017;

2.	Maintained low cost of operations during development stage;

3.	Maintained public filings on a timely basis; and

4.	Management continued to fund the company in 2018.

Business Outlook for 2019: Generate first revenues and cash from sales of Carbon Black

Our progress in 2018 was hampered after our financing commitment was unexpectedly slowed. It is critically important that we continue to make progress in 2019 after our disappointing 2017 and 2018. Our team is committed to achieving our goals. This begins with a rigorous focus on what we need to achieve in the next 12 months. Our goals for 2019 are much the same as 2018, and we are determined our focus will remain adamant on the list below:

1.	Maintain financing;

2.	Complete our Carbon Finishing Plant in Ohio;

3.	Generate revenue;

4.	Start to build a minimum of one GEN 1 End of Life Tire Processing Line or Plant; and

5.	Strengthen the organization in preparation for growth in 2020 and beyond.

We are currently engaged in negotiations with several funding institutions to build the plants in the USA and around the world.

Employees

As of the date of the filing of this annual report on Form 10-K, we have five employees who are full-time. We consider our employee relations to be excellent.

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

Patents, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We filed a provisional patent in December 2013. In December 2014, however, we decided to not pursue a patent and stopped the patent process to keep our technology a trade secret. We have a license agreement with Black Lion. The original agreement provided for us to receive a 10% royalty which was later amended to receive 5% on gross revenues with any plant associated with Black Lion. Black Lion is currently pursuing opportunities outside the U.S.

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

We have a history of losses totaling $29,704,957 through December 31, 2018, we expect to incur additional substantial operating losses for the foreseeable future, and we may never achieve or maintain profitability. We also expect to experience negative cash flow for the foreseeable future as we continue to fund our operating losses and capital expenditures. As a result, we will need to generate significant revenues in order to achieve and maintain profitability. We may not be able to generate these revenues or achieve profitability in the future. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock and investors would in all likelihood lose their entire investment.

Our independent registered accounting firm has expressed doubt about our ability to continue as a going concern.

Because we have not generated revenues, our independent registered accounting firm has included in their report for the years ended December 31, 2018 and 2017, an uncertainty with respect to the Company’s ability to continue as a going concern.

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

As of December 31, 2018, we had $1,180 in cash available. We also expect to experience negative cash flow for the foreseeable future as we fund the demand of our operating losses and capital expenditures. Accordingly, we need significant additional capital to fund our operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise substantial capital, investors will lose their entire investment.

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

We currently have a limited corporate infrastructure. In order to pursue business opportunities, we will need to continue to build our infrastructure and operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:

1.	Our ability to raise substantial additional capital to fund the implementation of our business plan;

2.	Our ability to execute our business strategy;

3.	The ability of our products and services to achieve market acceptance;

4.	Our ability to manage the expansion of our operations and any acquisitions we may make, which could result in increased costs, high employee turnover or damage to customer relationships;

5.	Our ability to attract and retain qualified personnel;

6.	Our ability to manage our third party relationships effectively; and

7.	Our ability to accurately predict and respond to the rapid technological changes in our industry and the evolving demands of the markets we serve.

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

Our success depends in large part upon the abilities and continued service of our board and executive officers. There can be no assurance that we will be able to retain the services of such officers and employees. Our failure to retain the services of our key personnel could have a material adverse effect on us. In order to support our projected growth, we will be required to effectively recruit, hire, train and retain additional qualified management personnel. Our inability to attract and retain the necessary personnel could have a material adverse effect us. We have no “key man” insurance on any of our key employees.

Risks Related to the Common Stock

There is a limited trading market for the Common Stock.

Our Common Stock is currently being traded on the OTCPINK. However, to date there has been a limited trading market for the Common Stock, and we cannot give assurance that a more active trading market will develop. The lack of an active, or any, trading market will impair a stockholder’s ability to sell his shares at the time he wishes to sell them or at a price that he considers reasonable. An inactive market will also impair our ability to raise capital by selling shares of capital stock and will impair our ability to acquire other companies or assets by using common stock as consideration.

Stockholders may have difficulty trading and obtaining quotations for our Common Stock.

There has been a limited trading market for our Common Stock, and the bid and asked prices for our Common Stock on the OTCPINK may fluctuate widely in the future. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of our Common Stock, and would likely reduce the market price of our Common Stock and hamper our ability to raise additional capital.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITES.

Market Information

Our Common Stock is quoted on the OTCPINK under the symbol “GETH” For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Quarter	Fiscal 2018		Fiscal 2017
	High	Low	High	Low
First Quarter Ended March 31	$0.10	$0.02	$0.19	$0.14
Second Quarter Ended June 30	$0.10	$0.02	$0.10	$0.08
Third Quarter Ended September 30	$0.02	$0.01	$0.08	$0.07
Fourth Quarter Ended December 31	$0.01	$0.0012	$0.10	$0.08

Holders

As of April 13, 2019, there were 398,371,777 shares of common stock issued and outstanding, held by approximately 136 shareholders of record.

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

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted any equity compensation plans as of December 31, 2018.

Recent Sales of Unregistered Securities.

In March 2018, we filed with the state of Delaware, Division of Corporations, a Certificate of Designations of Preferences, Rights and Limitations for 300,000 shares of a Series B Convertible Preferred Stock. The Certificate of Designations was approved by the Division of Corporations. These Series B Convertible Preferred shares are senior to Common Shareholders in reference to liquidation dividends and are junior to the Series A Convertible Preferred shares. The Series B Convertible Preferred Shares have an annual 12% dividend with a stated value of $1.00 and have no voting rights. The redemption options for these shares are 105% for the first 30 days, 110% for the first 60 days, 115% for the first 90 days, 120% for the first 120 days, 125% for the first 150 days and 130% for the first 180 days, then after no redemption rights. Twelve months from the issue date, the Company has a “mandatory redemption date” to redeem the outstanding shares not converted. The shares have conversion rights to convert at 75% of the average of the two lowest common stock prices ten days before the date of conversion.

During the year ended December 31, 2018, we issued an aggregate of 191,400 shares of our Series B Convertible Preferred stock, as follows:

In March 2018, we issued to a non-affiliate 85,800 Series B Convertible Preferred Stock for $75,000 and $10,800 of OID.

In March 2018, we issued to a non-affiliate 58,300 Series B Convertible Preferred Stock for $50,000 and $8,300 of OID.

In October 2018, we issued to a non-affiliate 47,300 Series B Convertible Preferred Stock for $40,000 and $7,300 of OID.

During the year ended December 31, 2018, we issued an aggregate of 116,825,871 shares of our common stock, as follows:

In February 2018, we issued 488,281 shares of common stock to a non-affiliate to convert $15,000 of debt.

In March 2018, we issued 1,338,365 shares of common stock to a non-affiliate to convert $30,000 of debt.

In March 2018, we issued 250,000 shares of common stock for consulting services valued at $5,000.

In May 2018, we issued 1,000,000 shares of common stock to H. E. Capital, a related party, to settle $40,000 of its line of credit debt.

In May 2018, we issued 974,025 shares of common stock to a non-affiliate to convert $15,000 of debt.

In July 2018, we issued 2,181,818 shares of common stock to a non-affiliate to convert $12,000 of debt.

In August 2018, we issued 2,250,080 shares of common stock to a non-affiliate to convert $3,000 of debt and $4,000 of interest.

In September 2018, we issued 2,459,016 shares of common stock to a non-affiliate to convert $9,000 of debt.

In September 2018, we issued 3,835,417 shares of common stock to a non-affiliate to convert 18,500 Series B Convertible Preferred Stock with a stated par value of $1.00 and $1,110 accrued dividend.

In October 2018, we issued 7,696,748 shares of common stock to a non-affiliate to convert 25,400 Series B Convertible Preferred Stock with a stated par value of $1.00 and $1,524 in interest.

In November 2018, we issued 3,409,090 shares of common stock to a non-affiliate to convert $4,500 of debt.

In November 2018, we issued 12,944,724 shares of common stock to a non-affiliate to convert 28,340 Series B Convertible Preferred Stock with a stated par value of $1.00 and $1,700 in interest.

In December 2018, we issued 3,868,756 shares of common stock to a non-affiliate to convert $5,084 of debt.

In December 2018, we issued 3,279,428 shares of common stock to a non-affiliate to convert $5,116 of debt.

In December 2018, we issued 22,192,840 shares of common stock to a non-affiliate to convert $19,800 of debt.

In December 2018, we issued 48,657,363 shares of common stock to a non-affiliate to convert 58,250 Series B Convertible Preferred Stock with a stated par value of $1.00 and $3,494 in interest.

During 2018, we issued 250,000 common shares to settle $5,000 of accounts payable to vendor, we issued 43,441,619 common shares to convert $158,500 of debt and $4,000 of fees, we issued 73,134,252 common shares to convert 130,490 Series B Convertible Preferred Stock and $7,828 accrued dividend.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2017, together with notes thereto as previously filed with our Annual Report on Form 10-K. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Form 10-K for the year ended December 31, 2018.

Results of Operations

Year Ended December 31, 2018 compared to Year Ended December 31, 2017

We incurred $1,924,206 in wages and professional fees for the year ended December 31, 2018, as compared to $3,034,054 for the year ended December 31, 2017, a decrease of approximately 36%. This was a decrease of $1,109,848 in wages and professional fees. We had $1,562,500 in accrued wages, when in 2017, we had $1,684,711 in accrued wages. We issued $5,000 in common stock to settle accounts payable for services, when in 2017 we had $91,250 in services, and we issued no common stock warrants for services in 2018, when in 2017 we issued $673,542 in common stock warrants for services. The common stock was issued for services pertaining to public relations in the financial arena. The balance was $35,000 in paid salary and $326,706 in professional fees. In 2017, we had $90,000 in wages and $528,301 in professional fees.

There were $980,801 in impairments for the year ended December 31, 2018 compared to none for the year ended December 31, 2017. There was no bad debt write offs for the years ended December 31, 2018 and 2017.

The general and administrative expenses for the year ended December 31, 2018 were $78,083 as compared to $307,037 for the year ended December 31, 2017, a decrease of approximately 74%. This decrease amounted to $228,954. Our travel expenses for the year ended December 31, 2018 were $16,087 compared to $73,962 for the year ended December 31, 2017. Our oil samples and lab testing for the year ended December 31, 2018 were none compared to $65,590 for the year ended December 31, 2017. We also had insurance expense in the amount of $6,065 for the year ended December 31, 2018 as compared to $63,711 for the year ended December 31, 2017. The balance of $55,931 was other overhead expenses in 2018 as compared to $103,774 for 2017.

The non-operating expenses for the year ended December 31, 2018, were $92,549 as compared to $530,113 for the year ended December 31, 2017, a decrease of approximately 83%. The decrease of $437,564 in non-operating expenses was largely the result of a change in the fair value of derivatives, offset by an increase of $23,487 in interest expense. We had $615,797 in interest expense in 2018 as compared to $592,310 for 2017. We had a positive change in fair value of derivatives in the amount of $523,248 as compared to 2017 it was negative $722.

Liquidity and Capital Resources

As of December 31, 2018, we had a balance of cash in the bank in the amount of $1,180 as compared to $6,054 as of December 31, 2017. This decrease of $4,874 represented an 80% decrease. We estimate we will need to raise an additional $750,000 in 2019 for working capital. As of December 31, 2018, we had accounts payable to vendors and accrued expenses in the amount of $3,032,286 as compared to $2,737,340 as of December 31, 2017.

On May 22, 2018, we entered into a 12% interest bearing note agreement with JSJ Investments, Inc. in the amount of $75,000, the Note has a $5,500 original issue discount. It was also determined at issue date, the Note had $69,500 in derivative discount. Amortization of debt discounts amounted to $21,167 for the year ended December 31, 2018. Unamortized debt discount as of December 31, 2018 amounted to $53,833. The note has a maturity date of May 22, 2019. The Company may pay this Note in full, together with any and all accrued and unpaid interest, plus any applicable pre-payment premium set forth in the agreement and subject to the terms of the agreement at any time on or prior to the date which occurs 180 days after the date of issue (Prepay Date). In the event the Note is not prepaid in full on or before the Prepay Date, the Note will incur a prepayment premium of 135% for the first 90 days, 140% from 91 days to 120 days, 145% from 121 days to 180 days and 150% until maturity date. The Note has conversion rights at any time after the Prepay Date for its holder at a 40% discount to the lowest trading price during the previous twenty trading days to the date of a conversion notice. On December 3, 2018, JSJ Investments, Inc. exercised its right to convert $5,084 of the debt into 3,868,756 common shares of the Company Stock. This note had a balance of $69,916 and accrued interest in the amount of $5,551 as of December 31, 2018.

On May 31, 2018, we entered into a 12% interest bearing note agreement with Coolidge Capital LLC in the amount of $75,000, the Note has a $4,500 original issue discount. It was also determined on the date of issue, the Note had $40,366 in derivative discount. Amortization of debt discounts amounted to $32,464 for the year ended December 31, 2018. Unamortized debt discount as of December 31, 2018 amounted to $12,402. The note has a maturity date of February 28, 2019. The Company may pay this Note in full, together with any and all accrued and unpaid interest, plus any applicable pre-payment premium set forth in the agreement and subject to the terms of the agreement at any time on or prior to the date which occurs 180 days after the date of issue. The prepayment schedule of payments would be 115% for the first 30 days, 120% for the first 60 days, 125% for the first 90 days, 130% for the first 120 days, 135% for the first 150 days and 140% for the first 180 days. After 180 days from date of issue, there is no prepayment until maturity date when the Note is due with interest. The Note has conversion rights at any time after 180 days after the date of issue for its holder at a 40% discount to the lowest trading price during the previous twenty trading days to the date of conversion. On December 7, 2018, Coolidge Capital LLC exercised its right to convert $5,116 of the debt into 3,279,428 common shares of the Company Stock. This note had a balance of $69,884 and accrued interest in the amount of $5,332 for the year ended December 31, 2018.

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

On March 29, 2017, we entered into a lease and working capital credit facility with Caliber Capital & Leasing LLC and its assignee, Real Estate Acquisition Development Sales, LLC (“READS”). Under the agreements, READS is providing an initial commitment of up to $2.5 million for the construction of our first processing line in our centralized Carbon Finishing Plant in Ohio. The loan is dated for April 4, 2017 and to date we have $493,000 in draws. The remaining draw is in doubt and GETH is negotiations with other funding institutions to fill the gap in funding. This note received $50,000 assignment from Chris Bowers during the year. This note has a balance of $543,000 as of December 31, 2018 with accrued interest of $59,158 compared to a balance of $493,000 and accrued interest of $8,044 for the year ended December 31, 2017. This note is in default.

On March 3, 2017, we approved a new working capital line of credit loan with our former CEO, Chris Bowers in the amount up to $150,000 at 8% due December 31, 2018. This note has been extended until December 31, 2018 and was not extended further. The note is in default. The note has conversion rights into our common shares at $0.10 per share. As of December 31, 2017, this note has a balance of $90,000 with accrued interest in the amount of $6,420. The Company evaluated this convertible LOC for Beneficial Conversion Features (BCF) and concluded that the LOC incurred a BCF when it was issued on March 3, 2017. The BCF resulted in a debt discount in the amount of $35,300 which was amortized in full during the year ended December 31, 2017. $50,000 of this note was assigned to READS during the year. This note has a balance of $54,100 and accrued interest of $12,222 as of December 31, 2018.

On August 15, 2016, we accepted a Line of Credit (LOC) in the amount of $500,000 from our former CEO Chris Bowers. On November 14, 2016, we accepted a second Line of Credit (LOC) in the amount of $500,000 from our CEO. These two LOCs have an outstanding balance in the amount of $1,000,000 for the years ended December 31, 2018 and 2017, respectively. There was accrued interest as of December 31, 2018 in the amount of $60,000 and none for the year ended 2017. These LOCs accrue interest at the rate of 1% per month based upon $1,000,000 total balance. We had been paying $10,000 per month in interest on the two LOCs. The due date of the two loans was December 31, 2018. The notes were not extended and are in default. The funds were used for working capital of the Company. The first LOC has two Addendums attached to it. Addendum A clarifies debt conversion rights attached to the LOC at $0.20 per share of common stock. Addendum B clarifies other rights attached to the LOC. These other rights are numbered below. (The second LOC has the same rights as that of the first LOC). The Company evaluated these convertible LOCs for Beneficial Conversion Features (BCF) and concluded that the second LOC incurred a Beneficial Conversion Features (BCF) when it was issued on November 14, 2016. The BCF resulted in a debt discount in the amount of $105,600 which amortized in 2016 and 2017. These certain other rights in Addendum B provide for the following:

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

On February 1, 2016, we issued an 8%, $134,000 Note Payable to our former CEO Chris Bowers for funds received. The funds were used for working capital in Smart Fuel Solutions, Inc. (SFS). On September 28, 2016 when we acquired controlling interest in SFS, we assumed the note. The note is convertible at $0.50 per share. The note was extended to December 31, 2018. It was not extended and is in default. As of December 31, 2018 and 2017, the accrued interest on this note was $26,044 and $15,324 respectively.

The Company has had a Line of Credit with H. E. Capital, S. A. since December 3, 2010. This Line of Credit accrues interest at the rate of 8% per annum and is convertible at $0.10 per share. The due date of the loan was extended to December 31, 2019. During the year ended December 31, 2018, H.E. Capital converted $40,000 of the debt into 1,000,000 common shares of the Company. H.E. Capital also advanced to the Company $6,000. The Company paid $6,000 to H. E. Capital during 2018 to reduce debt. For the year ended December 31, 2017, H.E. Capital converted $230,000 of the debt into 2,300,000 common shares of the Company which H.E. Capital assigned 2,000,000 common shares directly to a third party. H.E. Capital also advanced to the Company $65,000. The Company paid $45,200 to H. E. Capital during 2017 to reduce debt. During 2017, H.E. Capital converted $100,000 of its accrued interest into 1,000,000 of common shares of the Company. For the year ended December 31, 2018, H.E. Capital loan balance was $246,537 with accrued interest in the amount of $81,051 compared to the year ended December 31, 2017, the loan balance was $286,537 with accrued interest in the amount of $59,743.

On November 15, 2012, we issued a promissory note to an individual in the amount of $170,000 at 8% interest. The note was extended to June 30, 2018 and was not extended. The note is in default. The Company used the funds to pay off the convertible notes held by Asher Enterprise, Inc. As of December 31, 2018 and 2017 the loan has an outstanding balance of $170,000 and accrued interest in the amount of $34,130 and $20,530 respectively. The accrued interest in the amount of $49,295 reported for the $170,000 on June 30, 2016 was converted into a new note dated July 1, 2016 with $0.50 per share conversion rights and accruing interest at 8%. The note was extended to June 30, 2018 and was not extended. The note is in default. The accrued interest on this note on December 31, 2018 and 2017 was $9,875 and $5,932 respectively. The $170,000 balance is not convertible only the $49,295 is convertible at $0.50 per share.

We issued debentures in the original amount of $380,000 secured by our assets to a group of investors on October 22, 2010. $75,000 of these notes was paid on April 27, 2012. The balance of these Debentures on December 31, 2018 and 2017 was $305,000. The accrued interest for the years ended December 31, 2018 and 2017 was $311,437 and $274,328 respectively. Please refer to Note 6 of the financial statements which are a part of this filing for further information.

The following tables provide selected financial data about our company for the years ended December 31, 2018 and 2017.

Balance Sheet Data:	12/31/18	12/31/17

Cash	$1,180	$6,054
Total assets	$3,180	$1,050,924
Total liabilities	$5,900,810	$3,035,974
Shareholders’ equity	$(5,897,630)	$(4,985,050)

Cash provided by financing activities for the year ended December 31, 2018 was $282,828, as compared to $927,480 for the year ended December 31, 2017.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our principal executive and principal financial officers have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of December 31, 2018, as further described below.

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

As of December 31, 2018 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that were considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our management in connection with the review of our financial statements as of December 31, 2018. These material weaknesses can be rectified by an injection of funding needed to hire personnel to fill the positions needed to carry out the necessary duties for adequate internal controls. Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2019. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2019.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the quarter ended December 31, 2018, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Below are the names and certain information regarding the Company’s executive officers and directors.

Name	Age	Position
Gary M. DeLaurentiis	74	Chief Executive Officer and Director
Chris Bowers	58	Resigned January 15, 2019
Christopher R. Smith	48	Secretary-Treasurer and Chairman

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

Chris Bowers, Director, President and Chief Executive Officer

Mr. Bowers is an experienced executive, entrepreneur, angel investor and consultant who has worked all over the world. He spent two decades in the high tech industry working with senior leaders in many companies, including the President and CEO of Philips Electronics; and he was a member of the Executive Staff at Applied Materials. During his business career, Mr. Bowers has established, grown and downsized country operations, founded and led consulting practices, led numerous company functions, and been involved in M&A deals and integrations. In the last few years Mr. Bowers has also been directly involved in philanthropy and pro-bono work with Stanford Hospital, with Santa Clara University both in the Miller Center for Social Entrepreneurship and in the Business School; with Second Harvest Food Bank and with The Tech Awards. Mr. Bowers started his career with the British military, serving for 5 years with the UK Special Forces. Mr. Bowers resigned from the board and as our President and CEO effective January 15, 2019 to pursue other interests.

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

Section 16(a) Beneficial Ownership Compliance

Our officers, directors and shareholders owning greater than ten percent (10%) of our shares are required to file beneficial ownership reports pursuant to Section 16(a) of the Securities and Exchange Act (the “Exchange Act”). All such reporting obligations were complied with during the year ended December 31, 2018, except that Gary De Laurentiis, our Chief Executive Officer, has not filed Form 4s due in connection with.

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

Changes in Nominating Process

During the year ended December 31, 2018, there are no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation paid or accrued in respect of our Chief Executive Officer and those executive officers who received compensation in excess of $100,000 per year for the years ended December 31, 2018 and 2017.

Name & Principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrants Option Awards ($)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation Earnings ($)	Total ($)

Gary DeLaurentiis Secretary Treasurer	2018	$300,000							$300,000
Chairman	2017	$300,000			$67,064				$367,064

Chris Bowers Former President Chief Executive Officer Director	2018	$360,000			$0				$360,000
	2017	$360,000			$300,000				$660,000

(1)	Gary DeLaurentiis, formerly our Secretary Treasurer and our CEO since January 15, 2019, had $280,000 unpaid salary at year end December 31, 2018 and $263,000 at December 31, 2017. Mr. DeLaurentiis received no common stock awards during 2018. Mr. DeLaurentiis received 50,000 common stock warrants valued at $5,000 during 2017 from Smart Fuel Solutions when it merged into the Company on June 30, 2017. Mr. DeLaurentiis received 450,000 common stock warrants valued at $67,064 during 2017.

(2)	Chris Bowers, our former CEO effective December 12, 2016, had $305,000 unpaid salary at year end December 31, 2017 and $355,000 at year end December 31, 2018. Mr. Bowers received 1,418,000 common stock warrants valued at $141,800 from Smart Fuel Solutions when it merged into the Company on June 30, 2017. Mr. Bowers received 3,450,000 common stock warrants valued at $339,625 during 2017. Mr. Bowers resigned as our CEO on January 15, 2019.

Employment Agreements

We do have written employment agreements with our officers.

Director Compensation

None of our directors received any compensation for services as director for the year ended December 31, 2018.

Outstanding Equity Awards at December 31, 2018

The following table sets forth outstanding equity awards to our named executive officers as of December 31, 2017 and 2018. The awards shown are for the year 2017, there were no awards issued in 2018.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of April 16, 2019, with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned. This is based upon a total of 398,371,777 shares issued and outstanding as of April 13, 2019.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock
Directors and Officers:
Gary M. DeLaurentiis	440,000	0.100
Chris Bowers	1,250,000	0.300
Chris Smith (1)	38,599,016	9.600
All officers and directors as a group (3 persons)	40,289,016	10.100

Black Lion Oil Ltd	38,599,016	9.600

(1)	Mr. Smith is a director of Black Lion Oil Ltd.

Except as otherwise indicated, the address of each beneficial owner is: 14699 Holman Mtn, Jamestown, CA 95327.

Applicable percentage ownership is based on 398,371,777 shares of Common Stock outstanding as of April 13, 2019, together with securities exercisable or convertible into shares of common stock within 60 days of April 13, 2019, for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Options or warrants to purchase shares of Common Stock that are currently exercisable or exercisable within 60 days of April 16, 2019, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table set forth the total fees charged to us for audit services, including quarterly reviews, other audit-related services, tax services, and for other services for the years ended December 31, 2018 and 2017, respectively:

	December 31, 2018	December 31, 2017
Audit services	$27,000	$45,000
Other audit-related services	-	-
Tax services	-	-
Total	$27,000	$45,000

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

Exhibit Number	Description

3.1	Certificate of Incorporation (Incorporated by reference to our registration statement on Form S-1 (File No. 333-149626), filed with the Securities and Exchange Commission on March 11, 2008)

3.2	Certificate of Amendment of Incorporation (Incorporated by reference to our current report on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2010

3.4	Certificate of Amendment to Certificate of Incorporation effective March 17, 2013

3.5	By-Laws (Incorporated by reference to our registration statement on Form S-1 (File No. 333-149626), filed with the Securities and Exchange Commission on March 11, 2008)

10.1	Agreement and Plan of Merger, dated November 20, 2009, by and among the Company, Green Enviro Tech Corp. and Green EnviroTech Acquisition Corp. (Incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission on November 25, 2009)

10.14	Form of Securities Purchase Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on January 27, 2011)

10.15	Form of Debenture (incorporated by reference to our current report on Form 8-K filed with the SEC on January 27, 2011)

10.16	Form of Security Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on January 27, 2011)

10.17	Form of Warrant (incorporated by reference to our current report on Form 8-K filed with the SEC on January 27, 2011)

10.24	Letter Agreement, dated as of June 1, 2013, between the Company and Black Lion Oil Limited

10.26	Real Property Lease between Lawrence Economic Development Corporation and GETH CFP, Inc., dated April 11, 2017

31.1	Certification by Principal Executive and Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

31.2	Certification by Principal Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

32.1	Certification by Principal Executive and Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2	Certification by Principal Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEDULE

EX-101.CAL	XBRL EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL EXTENSION LABLE LINKBASE

EX-101.PRE	XBRL EXTENSION PRESENTATION LINKBASE

31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Green Envirotech Holdings Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Green Envirotech Holdings Corp. and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2013

Houston, Texas

April 17, 2019

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS

CURRENT ASSETS
Cash	$1,180	$6,054
Prepaid expenses	2,000	5,812
Other current assets	-	104,284
Total current assets	3,180	116,150

PROPERTY PLANT AND EQUIPMENT
Construction in Progress	$-	934,774

TOTAL ASSETS	$3,180	$1,050,924

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$842,563	$647,445
Accounts payable-related party	-	25,720
Accrued expenses	2,189,723	2,089,895
Other current liabilities	60,000	60,000
Secured debentures payable	305,000	305,000
Loan Payable-related party-convertible	1,434,637	1,510,537
Loan Payable-other-convertible	222,860	149,295
Loan payable-other-non-convertible	713,000	663,000
Series B 12% Convertible Cumulative Preferred Stock; $0.001 par value, $1.00 stated value, 300,000 shares authorized, 60,910 and 0 shares issued and outstanding as of December 31, 2018 and December 31, 2017 respectively	34,820	-
Derivative liability	60,004	511,237
Total current liabilities	5,862,607	5,962,129

Loan payable-other-convertible, long term	38,203	73,845

TOTAL LIABILITIES	5,900,810	6,035,974

STOCKHOLDERS’ DEFICIT

Preferred stock, $0.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding	-	-
Convertible Series A Preferred Stock $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized, 156,952,606 and 40,126,655 shares issued and outstanding	156,952	40,127
Additional paid in capital	23,650,375	21,604,141
Accumulated deficit	(29,704,957)	(26,629,318)
Total Green Envirotech Holdings Corp. Stockholders’ deficit	(5,897,630)	(4,985,050)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,180	$1,050,924

The accompanying notes are an integral part of these consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE	FOR THE
	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2018	DECEMBER 31, 2017

OPERATING EXPENSES
Wages and professional fees	$1,924,206	$3,034,054
General and administrative	78,083	307,037
Impairment of assets	980,801
Total operating expenses	2,983,090	3,341,091

Total net loss from operating expenses	2,983,090	3,341,091

OTHER INCOME (EXPENSE)
Interest expense	(615,797)	(592,310)
Change in fair value of derivatives	523,248	(722)
Derivative reduction as a result of debt settlement	-	62,919
Total non-operating expenses	(92,549)	(530,113)

NET LOSS	(3,075,639)	(3,871,204)

Dividends applicable to preferred stock	(8,404)	-
Loss attributable to noncontrolling interest	-	(60,094)

Net loss applicable to commons stock holders	$(3,084,043)	$(3,811,110)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	52,654,731	32,099,678

NET LOSS PER COMMON SHARE-BASIC AND DILUTED:	$(0.06)	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

							Total
					Additional		Green Envirotech Holdings Corp.		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interests	Deficit

Balance - December 31, 2016	-	-	28,517,597	28,518	20,799,102	(22,818,208)	(1,990,588)	(46,034)	(2,036,622)

Common shares issued for services	-	-	600,000	600	90,650	-	91,250	-	91,250

Common shares issued as a result of Smart Fuel merger			3,000,000	3,000	297,000	-	300,000	-	300,000

Common shares issued as a commitment fee for loan commitment			300,000	300	26,700	-	27,000	-	27,000

Conversion of loans payable for common stock	-	-	6,281,040	6,281	500,911	-	507,192	-	507,192

Warrants issued for services-Related party	-	-	-	-	592,313	-	592,313	-	592,313

Warrants issued for services	-	-	-	-	81,229	-	81,229	-	81,229

Warrants derivative liability	-	-	-	-	(127,660)		(127,660)	-	(127,660)

Derivative Value for tainted notes	-	-	-	-	(252,858)		(252,858)	-	(252,858)

Debt discount from convertible loan payable	-	-	-	-	35,300	-	35,300	-	35,300

BCF associated with convertible notes	-	-	-	-	27,582	-	27,582	-	27,582

Common shares in dispute			1,428,018	1,428			1,428	-	1,428

Minority Interest of Smart Fuel Solutions, Inc.					(466,128)		(466,128)	106,128	(360,000)

Net loss	-	-	-	-	-	(3,811,110)	(3,811,110)	(60,094)	(3,871,204)

Balance - December 31, 2017	-	-	40,126,655	40,127	21,604,141	(26,629,318)	(4,985,050)	-	(4,985,050)

Conversion of loans payable for common stock	-	-	42,441,699	42,441	80,058	-	122,499	-	122,499

Conversion of preferred shares for common stock	-	-	73,134,252	73,134	65,185	-	138,319	-	138,319

Conversion of loans payable for common stock-Related party	-	-	1,000,000	1,000	39,000	-	40,000	-	40,000

Conversion of accounts payable for common stock	-	-	250,000	250	4,750	-	5,000	-	5,000

Derivative liability for tainted warrants	-	-	-	-	(816)	-	(816)	-	(816)

Settlement of derivative liability	-	-	-	-	173,346	-	173,346	-	173,346

Accrued salary forgiven	-	-	-	-	1,684,711	-	1,684,711	-	1,684,711

Net loss	-	-	-	-	-	(3,075,639)	(3,075,639)	-	(3,075,639)

Balance - December 31, 2018	-	-	156,952,606	156,952	23,650,375	(29,704,957)	(5,897,630)	-	(5,897,630)

The accompanying notes are an integral part of these consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

	FOR THE	FOR THE
	YEAR ENDED	YEAR ENDED
	DECEMBER 31, 2018	DECEMBER 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,075,639)	$(3,871,204)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	220,925	262,293
Change in fair value of derivatives	(523,248)	722
Common stock issued for services	-	91,250
Derivative reduction as a result of debt settlement	-	(62,919)
Disputed shares issued out of escrow	-	1,428
Initial loss on derivatives	40,354	-
Loss from impairment of assets	980,801	-
Penalty interest	4,000	-
Warrants issued for services	-	81,229
Warrants issued for services-related party	-	592,313

Change in assets and liabilities
Decrease in deposits and other current assets	108,096	209,369
Increase in accounts payable and accrued expenses	1,957,009	1,856,674
Net cash used in operating activities	(287,702)	(838,845)

CASH FLOWS FROM INVESTING ACTIVITIES:
Construction in Progress	-	(177,245)
Net cash used in investing activities	-	(177,245)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on line of credit - related party	81,100	325,000.00
Principal payments on debt-related party	(67,000)	(28,620)
Borrowing from others - non-related party	140,000	408,300
Borrowing from non-convertible note-related party	-	493,000
Borrowing from non-convertible note-Related Party	-	-
Preferred shares issued for cash	165,000	-
Principal payments on debt-non-related party	-	(270,200)
Payments on accounts payable-related party	(36,272)	-
Net cash provided by financing activities	282,828	927,480

NET DECREASE IN CASH	(4,874)	(88,610)

CASH - BEGINNING OF PERIOD	6,054	94,664

CASH - END OF PERIOD	$1,180	$6,054

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$62,642	$184,912
Income Taxes	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Accounts Payable settled in exchange for equipment	$114,386	$-
Accrued salary contributed to equity	$1,684,711	$-
Additions to CIP in accounts payable	$177,626	$34,614
Debt principal and penalty interest converted to common stock	$122,499	$507,192
Debt principal converted to common stock-Related Party	$40,000	$-
Preferred stock converted into common stock	$138,319	$-
Derivative liability from tainted warrants	$816	$-
Derivative liability from preferred shares	$94,327	$-
Derivative liability from tainted notes	$109,866	$220,498
Settlement of derivative liability as a result of debt conversion	$173,346	$380,518
Interest capitalized to CIP	$37,931	$-
Conversion of accounts payable for common stock	$5,000	$-
Costs of minority shares purchased in SFS acquisition	$-	$360,000
Common shares issued for equity purchase agreement	$-	$27,000
Common shares issued for SFS acquisition	$-	$300,000
Debenture issued for equity purchase agreement	$-	$75,000
Expenses paid by related party on behalf of the Company	$10,552	$54,340
Debt discount from convertible loan payable - BCF & OID	$-	$58,650
Resolution of derivative liability due to conversion of note	$-	$27,582
Debt discount due to derivatives	$-	$220,498

The accompanying notes are an integral part of these consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

Green EnviroTech Holdings Corp. (the “Company”) was incorporated on June 26, 2007, under the name Wolfe Creek Mining, Inc. formed under the laws of the State of Delaware. On November 20, 2009, the Company completed a reverse merger transaction pursuant to which it acquired Green EnviroTech Corp., a Nevada corporation. Wolfe Creek Mining, Inc. up until November 20, 2009, was primarily engaged in the acquisition and exploration of mining properties. Green EnviroTech Corp was incorporated on October 6, 2008 and was engaged in plastics recovery. The financial statements included herein are the financials of Green EnviroTech Holdings Corp. and subsidiaries from October 6, 2008 to current.

Going Concern

These consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. For the year ended December 31, 2018, the Company had a net loss. The Company also had a working capital deficit and an accumulated deficit. Further losses are anticipated in the development of the Company’s business raising substantial doubt and its ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities when they come due from normal business operations. Management intends to finance operating costs over the next twelve months with loans and/or private placement of common stock.

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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary, GETH CFP, Inc., a wholly owned subsidiary, formed in Delaware on February 9, 2017. This subsidiary will be our new carbon finishing plant to be located in Ohio. Intercompany balances and transactions were eliminated between the entities.

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

We maintain cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation. We do not have any cash equivalents as of December 31, 2018 and 2017, respectively.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets. Costs of maintenance and repairs will be charged to expense as incurred.

Construction in Progress

Construction in progress is stated at cost, which includes the costs of construction and other direct costs attributable to the construction. No provision for depreciation is made on construction in progress until such time as the relevant assets are completed and put into use. During the year end December 31, 2017, we incurred engineering and design costs on our first planned GEN 1 End of Life Tire Processing Plant. The engineering and design includes process flow diagrams, equipment specifications, building layout and piping and instrument drawings. These costs are carried in Construction in Progress. Interest on the borrowing related to construction is capitalized in accordance with ASC 835-20 Capitalization of Interest. During the years ended December 31, 2018 and 2017, there were $37,931 and $8,044 interest capitalized, respectively. During the year ended December 31, 2018, due to lack of funding, the Company determined to fully impair the assets in construction in progress and recognized an impairment loss of $980,801. The balance in construction in progress after the recognition of the impairment loss of $114,386 represents the value for the equipment that was used to settle an existing payable to the vendor who refurbished the related equipment.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Recoverability of Long-Lived Assets

We will review long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment will be based primarily on our ability to recover the carrying value of our long-lived assets from expected future cash flows from our operations on an undiscounted basis. Please refer to Construction in Progress.

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

As of January 1, 2018, we have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. We have identified the U.S. federal, California and Ohio as our “major” tax jurisdictions. Generally, we remain subject to Internal Revenue Service and California Franchise Tax Board examination of our 2010 through 2018 Tax Returns. We will file our first Ohio Corporate Franchise Tax Board return for the year ended December 31, 2018, in 2019. We have certain tax attribute carry forwards, which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

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

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

(Loss) Per Share of Common Stock

We follow ASC 260, Earnings per Share. Basic net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants and conversion of debt and preferred stock. Common stock equivalents are not included in the computation of diluted earnings per share when we report a loss because to do so would be anti-dilutive for periods presented. As of December 31, 2018, we had common stock equivalents related to outstanding warrants of 24,358,342 and 102,048,949 related to shares issuable upon conversion of debt and preferred stock.

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

We measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. We estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statement of operations. The forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the fiscal periods ended December 31, 2018 and 2017, we estimated our forfeiture rate to be 0% based on the Company’s historical experience. There were no stock options granted to employees during the years ended December 31, 2018 and 2017.

During the years ended December 31, 2018 and 2017, we granted no common stock warrants to investors, lenders, consultants and certain officers. The fair value of any stock warrants if issued in conjunction with the issuance of common stock is recorded against common stock as stock issuance cost. The fair value of stock warrants issued in conjunction with notes payable is recognized as a discount on the related debt and amortized to interest expense over the term to maturity.

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

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

NOTE 3- LOAN PAYABLE – RELATED PARTY AND CONVERTIBLE

The Company has had a Line of Credit with H. E. Capital, S. A. since December 3, 2010. This Line of Credit accrues interest at the rate of 8% per annum and is convertible at $0.10 per share. The due date of the loan was extended to December 31, 2019. During the year ended December 31, 2018, H.E. Capital converted $40,000 of the debt into 1,000,000 common shares of the Company. H.E. Capital also advanced to the Company $6,000. The Company paid $6,000 to H. E. Capital during 2018 to reduce debt. During the year ended December 31, 2017, H.E. Capital converted $230,000 of the debt into 2,300,000 common shares of the Company which H.E. Capital assigned 2,000,000 common shares directly to a third party. H.E. Capital also advanced to the Company $65,000. The Company paid $45,200 to H. E. Capital during 2017 to reduce debt. The balance of the loan at December 31, 2018 was $246,537 with accrued interest in the amount of $81,051. During 2017, H.E. Capital converted $100,000 of its accrued interest into 1,000,000 of common shares of the Company. For the year ended December 31, 2017, H.E. Capital loan balance was $286,537 with accrued interest in the amount of $59,743.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

History of the H. E. Capital loans is as follows:

	December 31, 2018	December 31, 2017

Beginning Balance	$286,537	$496,737
Proceeds	6,000	65,000
Cash payments	(6,000)	(45,200)
Non-cash conversion	(40,000)	(230,000)

Ending Balance	$246,537	$286,537

On February 1, 2016, we issued an 8%, $134,000 Note Payable to our former CEO Chris Bowers for funds received. The funds were used for working capital in Smart Fuel Solutions, Inc. (SFS). On September 28, 2016 when we acquired controlling interest in SFS we assumed the note. The note is convertible at $0.50 per share. This note is in default as of December 31, 2018. As of December 31, 2018 and 2017, the accrued interest on this note was $26,044 and $15,324 respectively.

On March 3, 2017, we approved a new working capital line of credit loan with our former CEO, Chris Bowers in the amount up to $150,000 at 8% due December 31, 2018. This note was extended until December 31, 2018, but was not extended further. The note is now in default. The note has conversion rights into our common shares at $0.10 per share. For the year ended December 31, 2018, this note has a balance of $54,100 with accrued interest in the amount of $12,222. The Company evaluated this convertible LOC for Beneficial Conversion Features (BCF) and concluded that the LOC incurred a BCF when it was issued on March 3, 2017. The CF resulted in a debt discount in the amount of $35,300 which was amortized in full during the year ended December 31, 2017.

On August 15, 2016, we accepted a Line of Credit (LOC) in the amount of $500,000 from our former CEO Chris Bowers. On November 14, 2016, we accepted a second Line of Credit (LOC) in the amount of $500,000 from our CEO. These two LOCs had an outstanding balance in the amount of $1,000,000 for both years ended December 31, 2018 and 2017. There was accrued interest in the amount of $60,000 for the year ended December 31, 2018 and none for the year ended December 31, 2017. These LOCs accrue interest at the rate of 1% per month based upon $1,000,000 total balance. We have been paying $10,000 per month in interest on the two LOCs, but we were not able to make these payments for the last six months of 2018. The due date of the two loans was December 31, 2018. These two loans were not extended and are in default. The funds were used for working capital of the Company. The first LOC has two Addendums attached to it. Addendum A clarifies debt conversion rights attached to the LOC at $0.20 per share of common stock. Addendum B clarifies other rights attached to the LOC. These other rights are numbered below. (The second LOC has the same rights as that of the first LOC). The Company evaluated these convertible LOCs for Beneficial Conversion Features (BCF) and concluded that the second LOC incurred a Beneficial Conversion Features (BCF) when it was issued on November 14, 2016. The BCF resulted in a debt discount in the amount of $105,600 of which $96,800 was amortized for the year ended December 31, 2017 and $8,800 was amortized in the year the LOC was accepted. These certain other rights in Addendum B provide for the following:

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

NOTE 4- LOAN PAYABLE – OTHER – NON-CONVERTIBLE

On November 15, 2012, we issued a promissory note to an individual in the amount of $170,000 at 8% interest. The note was extended to June 30 and was not further extended. This note is in default as of December 31, 2018. The Company used the funds to pay off the convertible notes held by Asher Enterprise, Inc. As of December 31, 2018 and 2017 the loan has an outstanding balance of $170,000 and accrued interest in the amount of $34,130 and $20,530 respectively. The accrued interest in the amount of $49,295 reported for the $170,000 on June 30, 2016 was converted into a new note dated July 1, 2016 with $0.50 per share conversion rights and accruing interest at 8%. The accrued interest on this new note on December 31, 2018 was $9,875 and was $5,932 on December 31, 2017. The $170,000 balance is not convertible; only the $49,295 is convertible at $0.50 per share. See Note 5

On March 29, 2017, we entered into a lease and working capital credit facility with Caliber Capital & Leasing LLC and its assignee, Real Estate Acquisition Development Sales, LLC (“READS”). Under the agreements, READS is providing an initial commitment of up to $2.5 million for the construction of our first processing line in our centralized Carbon Finishing Plant in Ohio. We received our first advance on the commitment on October 6, 2017. As of December 31, 2017, we had an outstanding balance in the amount of $493,000 with accrued interest in the amount of $8,044. As of December 31, 2018, we have an outstanding balance in the amount of $543,000 with accrued interest in the amount of $59,158. There was an increase of $50,000 in the note which resulted as a transfer from the Chris Bowers credit line. This is a revolving working capital line which is due in one year and has the option for two one-year extensions. The interest accrues at 9.5% and is allocated to construction in progress. During the year ended December 31, 2018, the working capital credit facility was cancelled and the assets in construction in progress were impaired. Please see Note 2 Construction in Progress

During the year ended December 31, 2018, the former CEO paid expenses on behalf of the Company of $10,552 and received repayments of $36,272. The balance due to the related party was $0 and $25,720 as of December 31, 2018 and 2017, respectively.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 5- LOAN PAYABLE – OTHER –CONVERTIBLE

On May 16, 2016, we approved H.E. Capital S.A.’s (HEC) request to assign to a private company $200,000 of its Line of Credit Note. We approved the request and reduced HEC’s Line of Credit Note for that amount and recorded a new note. On July 19, 2016, the private company converted $100,000 of its note into 1,000,000 common shares of the Company’s stock. The note bears interest at 8%, is convertible at $0.10 per share and is due on December 31, 2017. The note was extended to December 31, 2018, but was not further extended and is now in default. As of December 31, 2018 and 2017, the balance of this loan is $100,000 with accrued interest in the amount of $22,422 and $14,422 respectively.

On July 1, 2016, we issued a convertible promissory note to an individual in the amount of $49,295 at 8% interest due on December 31, 2017. This note is convertible at $0.50 per share. This note at present has not been extended. This note represents the accrued interest on the $170,000 note we owe the individual. This note was generated at their request. On December 31, 2018 and 2017, this note had accrued interest in the amount of $9,875 and $5,932 respectively.

On May 22, 2018, we entered into a 12% interest bearing note agreement with JSJ Investments, Inc. in the amount of $75,000; the note has a $5,500 original issue discount. It was also determined at issue date, that the note had $69,500 in derivative discount. Amortization of debt discounts amounted to $21,167 for the year ended December 31, 2018. Unamortized debt discount as of December 31, 2018 amounted to $53,833. The note has a maturity date of May 22, 2019. The Company may pay this note in full, together with any and all accrued and unpaid interest, plus any applicable pre-payment premium set forth in the agreement and subject to the terms of the agreement at any time on or prior to the date which occurs 180 days after the date of issue (Prepay Date). In the event the note is not prepaid in full on or before the Prepay Date, the note will incur a prepayment premium of 135% for the first 90 days, 140% from 91 days to 120 days, 145% from 121 days to 180 days and 150% until maturity date. The note has conversion rights at any time after the Prepay Date for its holder at a 40% discount to the lowest trading price during the previous twenty trading days to the date of a conversion notice. On December 3, 2018, JSJ Investments, Inc. exercised its right to convert $5,084 of the debt into 3,868,756 common shares of the Company Stock. This note had a balance of $69,916 and accrued interest in the amount of $5,551 as of December 31, 2018.

On May 31, 2018, we entered into a 12% interest bearing note agreement with Coolidge Capital LLC in the amount of $75,000; the note has a $4,500 original issue discount. It was also determined on the date of issue, that the note had $40,366 in derivative discount. Amortization of debt discounts amounted to $32,464 for the year ended December 31, 2018. Unamortized debt discount as of December 31, 2018 amounted to $12,402. The note has a maturity date of February 28, 2019. The Company may pay this note in full, together with any and all accrued and unpaid interest, plus any applicable pre-payment premium set forth in the agreement and subject to the terms of the agreement at any time on or prior to the date which occurs 180 days after the date of issue. The prepayment schedule of payments would be 115% for the first 30 days, 120% for the first 60 days, 125% for the first 90 days, 130% for the first 120 days, 135% for the first 150 days and 140% for the first 180 days. After 180 days from date of issue, there is no prepayment until maturity date when the Note is due with interest. The note has conversion rights at any time after 180 days after the date of issue for its holder at a 40% discount to the lowest trading price during the previous twenty trading days to the date of conversion. On December 7, 2018, Coolidge Capital LLC exercised its right to convert $5,116 of the debt into 3,279,428 common shares of the Company Stock. This note had a balance of $69,884 and accrued interest in the amount of $5,332 for the year ended December 31, 2018.

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

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

The balance of these Debentures on December 31, 2018 and 2017 was $305,000. The accrued interest for the years ended December 31, 2018 and 2017 was $311,437 and $274,328 respectively.

NOTE 7- LOAN PAYABLE – OTHER –CONVERTIBLE –LONG TERM

On July 20, 2017, we entered into an equity purchase agreement for up to $5,000,000 of our common stock with Peak One Opportunity Fund, LP (Peak One). In connection with that same agreement, we also entered into a related registration rights agreement. We issued a non-interest bearing convertible debenture maturing on July 20, 2020 in the amount of $75,000 to Peak One as a commitment fee in connection with the agreement, as well as agreed to issue 300,000 shares of our common stock as commitment shares. On July 25, 2017, we issued these shares valued at $27,000. The note is convertible after 180 days from issuance at a conversion price equal to 90% of the lowest closing bid price of the last 20 days prior to the conversion date. During the prior year, it was determined this note had derivative discount in the amount of $75,000 of which $6,439 was amortized in 2017 leaving a net balance of $68,561 at December 31, 2017. Amortization of debt discounts and conversion amounted to $30,665 for the year ended December 31, 2018. Unamortized debt discount as of December 31, 2018 amounted to $37,896. During the year ended December 31, 2018, Peak One Opportunity LP exercised its right to convert $33,300 of this note for 28,060,946 common shares of the Company’s stock. This note had a balance of $41,700 as of December 31, 2018.

On July 27, 2017, we received a $75,000 installment in connection with Peak One Opportunity LP (Peak One) purchase agreement for certain Company convertible non-interest debentures totaling $425,000. We issued to Peak One a three year $75,000 non-interest bearing debenture maturing on July 26, 2020. The debenture had an OID (original issue discount) in the amount of $12,500. As of December 31, 2017, $625 had been amortized with a remaining OID in the amount of $11,785. The debentures when issued are convertible into common shares of the Company with certain terms and conditions as set forth in the agreement. The Holder is entitled to, at any time or from time to time, to convert the conversion amount into conversion shares, at a conversion price for each share of common stock equal to the lesser of (a) $0.15 or (b) sixty five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of the common stock for the twenty (20) trading days immediately preceding the date of the date of conversion of the debentures subject in each case to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events. During the prior year, it was determined this note had derivative discount in the amount of $26,492 of which $2,263 was amortized leaving a balance of $24,229 at December 31, 2017. Amortization of debt discounts amounted to $36,104 for the year ended December 31, 2018. Unamortized debt discount was fully amortized during the year when the note was fully satisfied by conversion. During the year ended December 31, 2018, Peak One Opportunity LP exercised its right to convert the note balance from December 31, 2017 in the amount of $75,000 and $4,000 in penalty for 7,232,569 common shares of the Company’s stock. This note had no balance at year ended December 31, 2018.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

On November 28, 2017, we received a $50,000 installment in connection with Peak One Opportunity LP (Peak One) purchase agreement for certain Company convertible debentures totaling $425,000. We issued to Peak One a three year $50,000 non-interest bearing debenture maturing on November 27, 2020. The debenture had an OID (original issue discount) in the amount of $8,000. As of December 31, 2017, $222 had been amortized with a remaining OID in the amount of $7,778. The debentures when issued are convertible into common shares of the Company with certain terms and conditions as set forth in the agreement. The Holder is entitled to, at any time or from time to time, to convert the conversion amount into conversion shares, at a conversion price for each share of common stock equal to the lesser of (a) $0.15 or (b) sixty five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of the common stock for the twenty (20) trading days immediately preceding the date of the date of conversion of the debentures subject in each case to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events. During the prior year, it was determined this note had derivative discount in the amount of $14,208 of which $496 was amortized in 2017 leaving a balance of $13,712 at December 31, 2017. Amortization of debt discounts amounted to $5,889 for the year ended December 31, 2018. Unamortized debt discount as of December 31, 2018 amounted to $15,601. This note had a balance of $50,000 for the year ended December 31, 2018.

These debentures total $91,700 and reflect a net derivative discount in the amount of $53,497. The net of the debentures and the derivative discount as shown on the balance sheet is $38,203 for the year ended December 31, 2018 as compared to $73,845 for the year ended December 31, 2017.

NOTE 8- STOCKHOLDERS’ DEFICIT

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

On March 13, 2018, the Company issued 85,800 shares of our new Series B Convertible Preferred Stock for $75,000. The Company evaluated the classification of the Series B Convertible Preferred Stock under ASC 480-10-25 and determined that due to their mandatory redemption features, the preferred shares were required to be classified as a liability. The embedded conversion option of the preferred shares was also required to be bifurcated and accounted for as derivative liabilities. When issued, the Company recorded an OID and derivative discount of $53,090. For the year ended December 31, 2018, the Company amortized the $53,090 discount, when all of the issued 85,800 shares of Preferred Stock were converted into 32,931,947 shares of common stock which also included $5,148 of accrued dividend.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

On May 1, 2018, the Company issued 58,300 shares of our Series B Convertible Preferred Stock for $50,000. These shares are shown in the Liability section of the Consolidated Balance Sheet as $8,673 net of their OID and discounted value of $4,937. The Company evaluated the classification of the Series B Convertible Preferred Stock under ASC 480-10-25 and determined that due to their mandatory redemption features, the preferred shares were required to be classified as a liability. The embedded conversion option of the preferred shares was also required to be bifurcated and accounted for as derivative liabilities. During the year ended December 31, 2018, the Company recorded an OID and derivative discount of $43,551 and amortization expense of $38,614 which was charged to interest expense when 44,690 Preferred Shares were converted into 40,202,305 shares of common stock which also included $2,681 accrued dividend. Unamortized discount as of December 31, 2018 amounted to $4,937. As of December 31, 2018, there remains 13,610 Series B Convertible Preferred Shares from this issue.

On October 31, 2018, the Company issued 47,300 shares of our Series B Convertible Preferred Stock for $40,000. These shares are shown in the Liability section of the Consolidated Balance Sheet as $26,147 net of their OID and discounted value of $21,153. The Company evaluated the classification of the Series B Convertible Preferred Stock under ASC 480-10-25 and determined that due to their mandatory redemption features, the preferred shares were required to be classified as a liability. The embedded conversion option of the preferred shares was also required to be bifurcated and accounted for as derivative liabilities. During the year ended December 31, 2018, the Company recorded an OID and derivative discount of $24,085 and amortization expense of $2,932 which was charged to interest expense. Unamortized discount as of December 31, 2018 amounted to $21,153. As of December 31, 2018, there remains 47,300 Series B Convertible Preferred Shares from this issue.

The Series B Convertible Preferred Stock total 60,910 as of December 31, 2018 and reflect a net OID and derivative discount in the amount of $26,090. The net of the Preferred Shares and the OID and derivative discount as shown on the balance sheet is $34,820 as of December 31, 2018 as compared to none as of December 31, 2017.

Common Stock

The Company has 750,000,000 common shares of $0.001 par value stock authorized. On December 31, 2018, we had 156,952,606 common shares outstanding as compared to 40,126,655 common shares outstanding on December 31, 2017.

On October 10, 2018, the Company held a meeting with shareholders concerning its Proxy Statement requesting shareholders’ approval to extend the authorized common shares of the Company from 250,000,000 to 750,000,000. It was approved. The Company at the time of the approval had outstanding 48,609,224 common shares and needed approval from 24,304,613 shareholders to proceed. The Proxy Statement was approved by the shareholders and the Certificate of Amendment was stamped approved by the state of Delaware on October 12, 2018.

Warrants

The Company uses a fair price option pricing model in valuing options and warrants. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. The Company utilizes a fair value hierarchy based on three levels of inputs, of which the first two is considered observable and the last unobservable.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

●	Level 1 -	Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.
●	Level 2 -	Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily-available pricing sources for comparable instruments.
●	Level 3 -	Unobservable inputs, where there is little or no market activity for the asset or liability. These inputs reflect the reporting entity’s own beliefs about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The following table presents the warrant activity during 2018 and 2017:

	Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2016	18,959,342	$0.10
Expired-Feb 9, 2017	(1,000)	$0.10
Granted-Jan 9, 2017	600,000	$0.10
Granted-May 25, 2017	100,000	$0.50
Granted-Jun 8, 2017	50,000	$0.10
Granted-Dec 13, 2017	4,650,000	$0.10
Exercisable as of December 31, 2017	24,358,342	$0.10
Outstanding - December 31, 2017	24,358,342	$0.10
Outstanding - December 31, 2018	24,358,342	$0.10
Exercisable as of December 31, 2018	24,358,342	$0.10

The weighted average remaining life of the outstanding common stock warrants as of December 31, 2018 and 2017 was 1.89 and 2.89 years. The aggregate intrinsic value of the outstanding common stock warrants as of December 31, 2018 and 2017 was $0 and $88,045 respectively.

Stock and Warrant issues during the year ended December 31, 2017:

Stock Issues:

●	we issued 100,000 common shares in January for consulting services valued at $20,000.
●	we issued 1,300,000 common shares in April to H. E. Capital, a related party, to settle $30,000 of their line of credit debt and $100,000 of accrued interest due them.
●	we issued 375,000 common shares in May for consulting services valued at $63,750.
●	we issued 300,000 common shares in July valued at $27,000 as a commitment fee for a loan commitment.
●	we issued 1,481,040 common shares in July to settle $100,000 of debt and $2,192 of accrued interest due them.
●	we issued 3,000,000 common shares in September valued at $300,000 as a result of Smart Fuel Solutions, Inc. merger.
●	we issued 2,000,000 common shares in October to H. E. Capital, a related party, to settle $200,000 of their line of credit debt.
●	we issued 1,500,000 common shares in November to convert $75,000 of debt.
●	we issued 125,000 common shares in December for consulting services valued at $7,500.
●	In December, despite our objection, 1,428,018 shares of common stock that were held as security against default were delivered out of escrow to one of our lenders after the lender was paid in full. We have placed stop transfer instructions on those shares with the transfer agent and requested the shares be returned.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Warrant Issues:

●	we issued 100,000 common stock warrants in May for services rendered valued at $14,608. These warrants were fully vested and have an exercise price of $0.50 per share, and expire on May 25, 2020.
●	we recognized a total of 650,000 common stock warrants issued by Smart Fuel Solutions, Inc. (SFS), our subsidiary, to its board of directors. SFS issued 600,000 in January and 50,000 in June. Chris Bowers, a related party and SFS chairman, received 200,000 warrants, Gary DeLaurentiis, a related party, received 150,000 warrants as well as the other two board members received 150,000 warrants each. These warrants were valued at $147,199. These warrants were fully vested and have an exercise price of $0.10 per share, and expire on December 31, 2020.
●	we issued an aggregate of 4,650,000 common stock warrants in December in which 3,250,000 of these warrants were issued to Chris Bowers, our former CEO, for providing lines of credit and for services rendered as our CEO and board member; 300,000 warrants were issued to Gary DeLaurentiis, our chairman; two other board members received 50,000 warrants each; four others received 250,000 warrants each for services rendered. The warrants issued were valued at $481,112. All of these warrants were fully vested and have an exercise price of $0.10 per share, and expire on December 31, 2020.

●	We approved on December 13, 2017 the extension of the expiration date of all common stock warrants issued to employees. The new expiration date for these warrants and any new issue of common stock warrants will now expire on December 31, 2020. The incremental value as a result of the modification of the term of existing warrants amounting to $30,623 was charged to expense during the year ended December 31, 2017.

Stock and Warrant issues during the year ended December 31, 2018:

Stock Issues:

●	we issued 35,293,515 common shares to Peak One Opportunity Fund LP to settle $108,300 of debt and $4,000 in penalty.
●	we issued 250,000 common shares in March to settle $5,000 of accounts payable to a vendor.
●	we issued 1,000,000 common shares in May to H. E. Capital, a related party, to settle $40,000 of their line of credit debt.
●	we issued 2,400,000 common shares in September to Geneva Roth Remark Holdings Inc. to convert 12,000 Series B Convertible Preferred Stock and $720 accrued dividend.
●	we issued 1,435,417 common shares in September to Geneva Roth Remark Holdings Inc. to convert another 6,500 Series B Convertible Preferred Stock and $390 accrued dividend.
●	we issued 7,696,748 common shares in October to Geneva Roth Remark Holdings Inc. to convert another 25,400 Series B Convertible Preferred Stock and $1,524 accrued dividend.
●	we issued 12,944,724 common shares in November to Geneva Roth Remark Holdings Inc. to convert another 28,340 Series B Convertible Preferred Stock and $1,700 accrued dividend.
●	we issued 3,868,756 common shares in December to JSJ Investments Inc. to settle $5,084 of debt.
●	we issued 3,279,428 common shares in December to Coolidge Capital LLC to settle $5,116 of debt.
●	we issued 48,657,363 common shares in December to Geneva Roth Remark Holdings Inc. to convert another 58,250 Series B Convertible Preferred Stock and $3,494 accrued dividend.

Warrant Issues: The Company did not issue any warrants during the year ended December 31, 2018.

●	A recap of our common shares issued during the year ended December 31, 2018; we issued 250,000 common shares for services rendered valued at $5,000, we issued 43,441,699 common shares to convert $158,500 of debt and $4,000 of fees, we issued 73,134,252 common shares to convert 130,490 Series B Convertible Preferred Stock and $7,828 accrued dividend.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

NOTE 9 – Related Party Transactions

On January 9, 2017, we recognized 350,000 common stock warrants issued by Smart Fuel Solutions, Inc. (SFS), our subsidiary, to its board of directors who were related parties. SFS issued 300,000 in January and 50,000 in June. Chris Bowers, our former CEO & SFS CEO and board member received 200,000 warrants, and Gary DeLaurentiis, our chairman and SFS board member, received 150,000 warrants. These warrants were valued at $76,607. These warrants were fully vested and have an exercise price of $0.10 per share, and expire on December 31, 2020.

On April 3, 2017, we issued 1,300,000 common shares to H. E. Capital to settle $30,000 of their line of credit debt and $100,000 of accrued interest due them.

On October 9, 2017, we issued 2,000,000 common shares to H. E. Capital to settle $200,000 of their line of credit debt.

On December 13, 2017, we issued 3,600,000 common stock warrants as follows, 3,250,000 of these warrants were issued to Chris Bowers, our former CEO, for providing lines of credit and for services rendered as our CEO and board member; 300,000 warrants were issued to Gary DeLaurentiis, our chairman and 50,000 to Chris Smith a board member; These warrants were valued at $372,473 and were fully vested and have an exercise price of $0.10 per share, and expire on December 31, 2020.

On May 22, 2018, we issued 1,000,000 common shares to H. E. Capital to settle $40,000 of their line of credit debt and $100,000 of accrued interest due them.

The Company’s offices are currently located at 14699 Holman Mtn Rd, Jamestown, CA 95327. The space is provided by the Chairman of the Company at no cost.

NOTE 10 – Acquisition of Minority Interest In Smart Fuel Solutions, Inc.

Effective June 30, 2017, we merged Smart Fuel Solutions, Inc. into the Company by acquiring the remaining 17.5% minority interest of 3,600,000 shares in exchange for a similar number of the Company’s common shares. The minority interest was valued at $360,000 based on the closing price of the Company’s stock at June 30, 2017 of $0.10 per share. We issued 3,000,000 shares valued at $300,000 to a minority shareholder of Smart Fuel as of September 30, 2017 and the remaining 600,000 shares to be issued, remain as a liability on our consolidated balance sheet. The difference in the fair value of the consideration and the carrying amount of the non-controlling interest of $466,128 was charged to additional paid in capital. As a result of the acquisition, Smart Fuel became a wholly-owned subsidiary of the Company. As of December 31, 2018, the Company has issued 3,000,000 of the 3,600,000 shares exchanged. The fair value as of the date of merger of the remaining 600,000 shares is $60,000 and is carried on the consolidated balance sheet as stock payable. The Company also recognized Smart Fuel’s 3,143,000 outstanding warrants as if they had been issued by the Company.

NOTE 11 – Income Taxes

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Availability of loss usage is also subject to audit by the Internal Revenue Service (IRS). The IRS, when they do audits, normally go back three years, but this can be extended three more years if it can be proven income was understated by 25% or more. Years from 2012 through 2018 remain subject to review by the IRS.

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

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

Net Deferred Tax Assets consisted of the following components as of December 31, 2018 and 2017:

Deferred Tax Assets:	2018	2017

NOL Carryover Tax Advantage	$2,775,731	$2,600,452
Valuation allowance	(2,775,731)	(2,600,452)

	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. Federal Income tax rate to pretax income from continuing operations for the years ended December 31, 2018 and 2017.

At December 31, 2018, the Company had a net operating loss carry forward in the amount of approximately $13,218,000 available to offset future taxable income indefinitely. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 12 – Commitments and CONTINGENCIES

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

During 2013, the Company entered into an agreement with Black Lion Oil Limited (Black Lion) whose primary focus is on emerging energy technology with broad applications. Under the agreement, the Company granted to Black Lion exclusive rights to the “waste to oil” process in specific territories outside of the United States. In return Black Lion paid $100,000 in cash to the Company as a fee and agreed to pay the Company royalties amounting to ten percent (5.0%) of Black Lion’s gross sales. The Company used the fee for working capital. As of December 31, 2018, Black Lion has not opened its first plant.

NOTE 13 – Fair Value of Financial Instruments and Derivative Liabilities

The carrying value of cash, accounts payable and accrued expenses, and debt approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The carrying amount of the Company’s long-term debt approximates fair value based upon its determined derivative discounts. The notes totaled $91,700 with net discounts in the amount of $53,497.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheet on a recurring basis, and their level within the fair value hierarchy as of December 31, 2018:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$59,750	$-	$-	$59,750
Warrant derivative liabilities	$254	$-	$-	$254
Total	$60,004	$-	$-	$60,004

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

The embedded conversion feature in the convertible debt instruments that the Company issued, that became convertible during the prior year as well as the mandatorily redeemable Series B convertible preferred stock issued during the year ended December 31, 2018 (see Note 8), qualified these as derivative instruments since the number of shares issuable under the notes and preferred shares are indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. As a result, all other equity linked instruments including outstanding warrants and fixed rate convertible debt were tainted and also required derivative accounting treatment.

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

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The valuation of the derivative liability attached to the convertible debt and the preferred shares was arrived at through the use of a Multinomial Lattice model that values the derivative liability within the notes and preferred shares. The technique applied generates a large number of possible (but random) price paths for the underlying (or underlyings) via simulation, and then calculates the associated payment value (cash, stock, or warrants) of the derivative features. The price of the underlying common stock is modeled such that it follows a geometric Brownian motion with constant drift, and elastic volatility (increasing as stock price decreases). The stock price is determined by a random sampling from a normal distribution. Since the underlying random process is the same, for enough price paths, the value of the derivative is derived from path dependent scenarios and outcomes. The features in the notes that were analyzed and incorporated into the model included the conversion features with the reset provisions, the call/redemption/prepayment options, and the default provisions. Based on these features, there are six primary events that can occur; payments are made in cash; payments are made with stock; the note holder converts upon receiving a redemption notice; the note holder converts the note; the issuer redeems the note; or the Company defaults on the note. The model simulates the underlying economic factors that influenced which of these events would occur, when they were likely to occur, and the specific terms that would be in effect at the time (i.e. stock price, conversion price, etc.). Probabilities were assigned to each variable such as redemption likelihood, default likelihood, and timing and pricing of reset events over the remaining term of the notes based on management projections. This led to a cash flow simulation over the life of the note. A discounted cash flow for each simulation was completed, and it was compared to the discounted cash flow of the note without the embedded features, thus determining a value for the derivative liability.

The following assumptions were used for the valuation of the derivative liability related to the Notes, Preferred Shares and subset to the Warrants as of December 31, 2018:

●	The stock price of $0.0060 to $0.0053 in these periods (variable conversion price; reset provisions; and upon redemption or default penalties) would fluctuate with the Company projected volatility;

●	An event of default adjusting the interest rate would occur 0% of the time for all notes except the Peak 1 Note which increases 0.50% per month to a maximum of 5% with the corresponding penalty;

●	The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of comparable companies and the term remaining for each note was from 212% through 342% at issuance, conversion, and quarters ends;

●	The Company would redeem the notes (with the corresponding penalty) projected initially at 0% of the time for all notes except the EMA and Auctus Notes which increase monthly by 1.0% to a maximum of 5.0% (from alternative financing being available for a redemption event to occur); and

●	For the variable rate (some notes include conversion rate ceilings – the lessor of variable rates and a fixed rate) and fixed rate Notes, the Holder would convert (after 0 days) at maturity based on ownership and trading volume limits; and

●	The Holder would automatically convert the note or exercise early at a multiple of the conversion/exercise or the stock price if the registration was effective (after 0 days) and the Company was not in default.

Using the results from the model, the Company recorded additional paid in capital of $173,346 from the conversion of $300,818 of debt. The derivative liability recorded for the convertible feature created a debt discount of $109,866 which is being amortized over the remaining term of the instrument using the effective interest rate method, and is classified as convertible debt on the balance sheet. The Company also issued 191,400 shares of our Series B Convertible Preferred Stock during the year ended December 31, 2018 for $165,000. These shares are shown in current liability section of the Consolidated Balance Sheet net of their discounted value of $26,090 and conversion amount of $130,490. These shares created a derivative discount and OID in the amount of $120,726. The Company recorded the change in the fair value of the derivative liability as a gain of $523,248 to reflect the value of the derivative liability for warrants and convertible instruments as $60,004 as of December 31, 2018.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs as of December 31, 2018:

Balance at December 31, 2017	$511,237
Fair value of derivative liability at issuance	245,361
Settlement of derivative liability due to conversion	(173,346)
Unrealized derivative gain included in other expense	(523,248)
Balance at December 31, 2018	$60,004

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs as of December 31, 2017:

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

NOTE 14 – SUBSEQUENT EVENTS

On January 16, 2019, the Company issued to its Chairman Gary M. DeLaurentiis 137,000,000 @ $0.001 common shares of the Company representing a partial payment of $137,000 of his unpaid accrued compensation of $280,000 at year end December 31, 2018.

On January 17, 2019, the Company authorized and issued to H.E. Capital S.A. at its request 10,000,000 (ten million) free trading common shares of the Company at $0.0027 per share to satisfy $27,000 of the debt it owed H.E. Capital S.A.

On January 24, 2019, the Company recommended that the shareholders act to authorize the board to effect a reverse split of the Company’s common stock in any amount up to 200 to one at any time within one year of the date of the authorization, at the board’s discretion. The reverse was approved by the majority shareholders however, has not been approved by the Board or FINRA as of the date of the filing.

On January 24, 2019, the Company authorized and issued to H.E. Capital S.A. at its request 20,000,000 (twenty million) free trading common shares of the Company at $0.0025 per share to satisfy $50,000 of the debt it owed H.E. Capital S.A.

On January 24, 2019, the Company issued to its Chairman Gary M. DeLaurentiis 45,000,000 @ $0.001 common shares of the Company representing a partial payment of $45,000 of his unpaid accrued compensation of $280,000 at December 31, 2018.

On January 24, 2019, the Company recommended the Company’s Certificate of Incorporation be amended to make clear the board of directors have the authority to create one or more series of preferred stock. The recommendation was made to the stockholders to clearly delegate that authority to the board of directors. It was approved by the majority stockholders. This has not been approved by the Board to make any changes as of the date of this filing.

During January 2019, we issued 16,029,556 common shares to Geneva Roth Remark Holdings Inc. to convert another 13,610 Series B Convertible Preferred Stock and $817 accrued dividend.

During January and February, we issued 120,119,043 common shares to Peak One Opportunity Fund LP to settle $91,700, representing the remainder of their debt.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 AND 2017

On February 12, 2019, GHS Investments LLC entered into an agreement with JSJ Investments Inc. (JSJ) to purchase our note dated May 22, 2018 from JSJ. Please see Note 5

On February 13, 2019, Hernan Rizo resigned as the Company’s interim Chief Financial Officer.

On February 15, 2019, GHS Investments LLC converted $16,365 of principal and $6,135 of Interest of the JSJ Investments Inc. note it purchased on February 12, 2019 into 25,000,000 of our common shares.

On February 15, 2019, Coolidge Capital LLC (Coolidge) returned the 3,279,428 shares of our stock it received in a previous conversion when GHS Investments LLC entered into an agreement with Coolidge to purchase our note dated May 31, 2018 from Coolidge. Please see Note 5

On February 22, 2019, we entered into a 10% interest bearing note agreement with GHS Investments LLC in the amount of $47,000. The Note has a $7,000 original issue discount. The note has a 9 month maturity date per note. The Company may prepay this Note upon 3 business days, written notice and in accordance with the following schedule: If within 60 calendar days from the execution of this Note, 120% of all outstanding principal and interest due on each outstanding Note in one payment. On or after 60 calendar days from the execution of the Note and within 120 days from execution, 130% of all outstanding principal and interest due on each outstanding Note in one payment. Between 121 and 180 days from the date of execution, the Note may be prepaid for 135% of all outstanding amounts due on each outstanding Note in one payment. The Note has conversion rights ..0015 at any time after date of issue for its holder.

On March 1, 2019, GHS Investments LLC converted $22,998 of principal and $246 of Interest of the JSJ Investments Inc. note it purchased on February 12, 2019 into 26,000,000 of our common shares.

On March 18, 2019, GHS Investments LLC converted $21,318 of principal and $171 of Interest of the JSJ Investments Inc. note it purchased on February 12, 2019 into 27,550,000 of our common shares.

On March 27, 2019, we entered into a 10% interest bearing note agreement with GHS Investments LLC in the amount of $44,000. The Note has a $4,000 original issue discount. The note has a maturity date nine (9) calendar months from the date the funds are received by the Company. This funds were received on April 2, 2019. The Company may prepay this Note upon 3 business days, written notice and in accordance with the following schedule: If within 60 calendar days from the execution of this Note, 120% of all outstanding principal and interest due on each outstanding Note in one payment. On or after 60 calendar days from the execution of the Note and within 120 days from execution, 130% of all outstanding principal and interest due on each outstanding Note in one payment. Between 121 and 180 days from the date of execution, the Note may be prepaid for 135% of all outstanding amounts due on each outstanding Note in one payment. The Note has conversion rights of .00072 per note, unless in default at any time after date of issue for its holder.

On March 27, 2019, the Company accepted from the DeLaurentiis Family Trust (Trust) offer to transfer common shares of the Company back into the Company in order for the Company to use these shares to complete its reserve shares commitment on a $44,000 loan by GHS Investments LLC. The Company also agreed to replace each share being transferred from the Trust back to the Trust as soon as it has the shares available. The Trust transferred 182,000,000 shares to the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREEN ENVIROTECH HOLDINGS, CORP.

Date: April 18, 2019	By:	/s/ Gary DeLaurentiis
Gary DeLaurentiis
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary DeLaurentiis		April 18, 2019
Gary DeLaurentiis	Principal Executive Officer and Director

/s/ Chris Smith		April 18, 2019
Chris Smith	Principal Financial and Accounting Officer and Director

/s/ Christopher R. Smith		April 18, 2019
Christopher R. Smith	Director

33