Form 10-Q
period 2019-03-31
GREEN ENVIROTECH HOLDINGS CORP.
filed 2019-05-17
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________________

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 453,403,986 shares of common stock are issued and outstanding as of May 15, 2019.

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

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	March 31,	December 31,
	2019	2018
ASSETS

CURRENT ASSETS
Cash	$1,697	$1,180
Prepaid expenses	2,000	2,000
Total current assets	3,697	3,180

TOTAL ASSETS	$3,697	$3,180

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$833,945	$842,563
Accrued expenses	2,566,844	2,189,723
Other current liabilities	60,000	60,000
Secured debentures payable	305,000	305,000
Loan Payable-related party-convertible	1,360,392	1,434,637
Loan Payable-other-convertible	305,330	222,860
Loan Payable-other-non-convertible	713,000	713,000
Series B 12% Convertible Cumulative Preferred Stock; $0.001 par value, $1.00 stated value, 300,000 shares authorized, 47,300 and 60,910 shares issued and outstanding as of March 31, 2019 and December 31, 2018 respectively	31,165	34,820
Derivative liability	122,575	60,004
Total current liabilities	6,298,251	5,862,607

Loan payable-other-convertible, long term	-	38,203

TOTAL LIABILITIES	6,298,251	5,900,810

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding	-	-
Convertible Series A Preferred Stock $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized, 398,371,777 and 156,952,606 shares issued and outstanding	398,371	156,952
Additional paid in capital	23,768,100	23,650,375
Accumulated deficit	(30,461,025)	(29,704,957)
Total Green Envirotech Holdings Corp. Stockholders’ deficit	(6,294,554)	(5,897,630)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,697	$3,180

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	FOR THE	FOR THE
	THREE MONTHS ENDED	THREE MONTHS ENDED
	March 31, 2019	March 31, 2018

OPERATING EXPENSES
Wages and professional fees	$342,112	$450,236
General and administrative	9,874	29,105
Total operating expenses	351,986	479,341

Total net loss from operating expenses	(351,986)	(479,341)

OTHER INCOME (EXPENSE)
Interest expense	(241,957)	(79,220)
Change in fair value of derivatives	(162,125)	244,562
Total non-operating expenses	(404,082)	165,342

NET LOSS	(756,068)	(313,999)

Dividends applicable to preferred stock	(2,397)	(744)

Net loss applicable to commons stock holders	$(758,465)	$(314,743)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	446,024,857	40,609,939

NET LOSS PER COMMON SHARE-BASIC AND DILUTED:	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

UNAUDITED

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2017	40,126,655	$40,127	$21,604,141	$(26,629,318)	$(4,985,050)

Conversion of loans payable for common stock	1,826,646	1,826	43,174		45,000

Conversion of accounts payable for common stock	250,000	250	4,750		5,000

Settlement of derivative liability as a result of debt conversion	-	-	33,330		33,330

Derivative liability from tainted warrants	-	-	(817)		(817)

Accrued salary contributed to equity	-	-	1,684,711		1,684,711

Net loss for the three months ended March 31, 2018	-	-	-	(313,999)	(313,999)

Balance - March 31, 2018	42,203,301	$42,203	$23,369,289	$(26,943,317)	$(3,531,825)

Balance - December 31, 2018	156,952,606	$156,952	$23,650,375	$(29,704,957)	$(5,897,630)

Conversion of loans payable for common stock	188,057,298	188,057	(40,799)	-	147,258

Conversion of preferred shares for common stock	15,121,778	15,122	(1,512)	-	13,610

Conversion of loans payable for common stock - related party	30,000,000	30,000	47,000	-	77,000

Conversion of dividends payable for common stock	907,778	908	(91)	-	817

Conversion of accrued interest for common stock	7,332,317	7,332	(773)	-	6,559

Settlement of derivative liability as a result of debt conversion	-	-	113,900	-	113,900

Net loss for the three months ended March 31, 2019	-	-	-	(756,068)	(756,068)

Balance - March 31, 2019	398,371,777	$398,371	$23,768,100	$(30,461,025)	$(6,294,554)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	FOR THE	FOR THE
	THREE MONTHS ENDED	THREE MONTHS ENDED
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(756,068)	$(313,999)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	128,347	23,186
Change in fair value of derivatives	162,125	(244,562)
Penalty interest added to principal	41,479	-

Change in assets and liabilities
Increase in accounts payable and accrued expenses	383,134	438,532
Net cash used in operating activities	(40,983)	(96,843)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on line of credit - related party	1,500	75,100
Principal payments on debt-related party	-	(29,000)
Borrowing from others - non-related party	40,000	-
Preferred shares issued for cash	-	75,000
Payments on accounts payable-related party	-	(11,760)
Net cash provided by financing activities	41,500	109,340

NET INCREASE IN CASH	517	12,497

CASH - BEGINNING OF PERIOD	1,180	6,054

CASH - END OF PERIOD	$1,697	$18,551

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$30,000
Income Taxes	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Expenses paid by related party on behalf of the Company	$1,255	$-
Accrued interest converted to common stock	$6,559	$-
Accrued salary contributed to equity	$-	$1,684,711
Debt principal converted to common stock	$147,258	$45,000
Debt principal converted to common stock-Related Party	$77,000	$-
Preferred stock converted into common stock	$13,610	$-
Preferred stock dividend converted to common stock	$817	$-
Derivative liability from tainted warrants, preferred stock and notes	$14,346	$43,107
Settlement of derivative liability as a result of debt conversion	$113,900	$33,330
Interest capitalized to construction in progress	$-	$11,709
Accrued interest added to debt principal	$6,000	$-
Conversion of accounts payable for common stock	$-	$5,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation and Accounting Policies

The unaudited interim consolidated financial statements include our wholly owned subsidiary, GETH CFP, Inc. (“CFP”). CFP is a Delaware Corporation formed on February 9, 2017 for the purpose of handling and upgrading both third party carbon black and the carbon black produced by our GEN 1 End of Life Tire Processing Plants. All significant inter-company balances and transactions have been eliminated in the consolidation as of and for the three months ended March 31, 2019.

The unaudited interim consolidated financial statements presented herein have been prepared by us in accordance with the accounting policies described in our December 31, 2018 and 2017 audited financial statements included in our Form 10-K and should be read in conjunction with the notes to the financial statements which appear in that report.

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

In the opinion of management, the information furnished in these unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the three months ended March 31, 2019 and 2018. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Standards

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-Controlling Interests with a Scope Exception”. The ASU was issued to address the complexity associated with applying generally accepted accounting principles (GAAP) for certain financial instruments with characteristics of liabilities and equity. The ASU, among other things, eliminates the need to consider the effects of down round features when analyzing convertible debt, warrants and other financing instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. The amendments are effective for fiscal years beginning after December 15, 2018, and should be applied retrospectively. Early adoption is permitted, including adoption in an interim period. The Company has no Financial Instruments with Down Round Features and as such, the adoption did not have an impact to the Company’s consolidated financial statements.

“Effective January 1, 2019, the Company adopted ASU No. 2018-07, Compensation – Stock Based Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-7”), which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The adoption of ASU 2018-07 did not have any impact on the Company’s consolidated financial statements.

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, “Leases: Topic 842 (ASU 2016-02)”, to supersede nearly all existing lease guidance under GAAP. The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. ASU 2016-02 is effective for the Company as of January 1, 2019 and adoption requires using a modified retrospective approach with the option to elect certain practical expedients. The Company has determined that it does not have any leases that fall under the guidance of ASU 2016-02 and it had no impact on its consolidated financial statements.”

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 Going Concern

These unaudited interim consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. For the three months ended March 31, 2019, we had a net loss. We also have a working capital deficit and an accumulated deficit since inception. These factors raise substantial doubt about our ability to continue as a going concern.

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

Note 3 Loan Payable – Related Party and Convertible

On March 3, 2017, we approved a new working capital line of credit loan with our former CEO, Chris Bowers in the amount up to $150,000 with interest at 8% which matured on December 31, 2017. The maturity date was extended to December 31, 2018 and was not extended further. The note is in default. The note has conversion rights for our common shares at $0.10 per share. In the three months ended March 31, 2019, the Company had no borrowings on the LOC and had no repayments. The Company evaluated this convertible LOC for Beneficial Conversion Features (BCF) and concluded that the LOC incurred a Beneficial Conversion Features (BCF) when it was issued. The BCF resulted in a debt discount in the amount of $35,300 of which the full amount was amortized in 2017. As of March 31, 2019, this note had a balance of $54,100 and accrued interest in the amount of $13,289.

On August 15, 2016, we accepted a Line of Credit (LOC) in the amount of $500,000 from our former CEO Chris Bowers. On November 14, 2016, we accepted a second Line of Credit (LOC) in the amount of $500,000 from our former CEO. As of March 31, 2019, these two LOCs had an outstanding balance in the amount of $1,000,000 with $90,000 in accrued interest. The due date for both of these loans were extended to December 31, 2018, but were not extended further and are in default. The funds were used for working capital in the Company. The first LOC has two Addendums attached to it. Addendum A clarifies debt conversion rights attached to the LOC at $0.20 per share of common stock. Addendum B clarifies other rights attached to the LOC. These other rights, referred to above, are numbered below. (The second LOC has the same rights as that of the first LOC). These certain other rights in Addendum B provide for the following:

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

The Company also has an outstanding note payable to our former CEO Chris Bowers for $134,000. The note is subject to annual interest of eight percent (8%), convertible at $0.50 per share and matured on December 31, 2017. The maturity date was extended to December 31, 2018, but was not extended and are in default. As of March 31, 2019, the accrued interest on this note was $28,687.

We have an unsecured line of credit with H. E. Capital, S. A., a related party. The line of credit accrues interest at the rate of 8% per annum. The maturity date of the line of credit was extended to December 31, 2019. This line of credit has a $0.10 per common share conversion rate. Balance of the line of credit at March 31, 2019 was $172,292 with accrued interest in the amount of $85,792. For the three months ended March 31, 2019, the Company borrowed $1,500 from the LOC and another $1,255 when the LOC paid that amount in accounts payable for the Company. H.E. Capital converted $77,000 of the LOC for 30,000,000 shares of our common stock.

Note 4 Secured Debentures

On January 24, 2011, we entered into a series of securities purchase agreements with accredited investors pursuant to which we sold an aggregate of $380,000 in 12% secured debentures. The Debentures are secured by the assets of the Company pursuant to security agreements entered into between us and the investors. As of March 31, 2019, these secured debentures have an outstanding balance of $305,000 and accrued interest in the amount of $320,587. These debentures are in default.

Note 5 Loan Payable – Other and Convertible

On May 16, 2016, we approved H.E. Capital S.A.’s (HEC) request to assign to a private company $200,000 of its Line of Credit Note. We approved the request and reduced HEC’s Line of Credit Note for that amount and recorded a new note. On July 19, 2016, the private company converted $100,000 of its note into 1,000,000 common shares of the Company’s stock. In January 2018, the maturity date of the Line of Credit was extended to December 31, 2018, but was not extended there- after. The note is in default. As of March 31, 219, the note balance is $100,000 with accrued interest in the amount of $24,395.

On July 1, 2016, we issued a note to a private individual in the amount of $49,295. This new note has $0.50 conversion rights attached to it and accrues interest at 8%. In January 2018, the maturity date was extended to June 30, 2018. This note is presently in default. As of March 31, 219, this note had accrued interest in the amount of $10,848.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On July 20, 2017, we entered into an equity purchase agreement for up to $5,000,000 of our common stock with Peak One Opportunity Fund, LP (Peak One). In connection with that same agreement, we also entered into a related registration rights agreement. We issued a non-interest bearing convertible debenture on July 20, 2017 in the amount of $75,000 to Peak One. This debenture matures on July 20, 2020 and was issued as a commitment fee in connection with the agreement, as well as agreed to issue 300,000 shares of our common stock as commitment shares. On July 25, 2017, we issued these shares valued at $27,000. Conversion price is 90% of the lowest closing bid price of the last 20 days prior to the conversion date. The note had a derivative discount in the amount of $75,000 at issue and at March 31, 2019 has none remaining. The derivative discount was written off to interest expense when the balance of the note in the amount of $41,700 was converted into the Company’s common stock during the three months ended March 31, 2019.

On July 27, 2017, we received the first of three installments in connection with Peak One Opportunity LP (Peak One) purchase agreement for certain Company Convertible Debentures totaling $425,000. We issued to Peak One a three year $75,000 non-interest bearing debenture maturing on July 26, 2020. We received the 2nd installment on November 28, 2017 and issued a non-interest bearing debenture for $50,000 which will mature on November 28, 2020. The debentures had an OID (original issue discount) and derivative discounts totaling $61,200 which are amortized over the term of the debentures. The debentures are convertible into common shares of the Company with certain terms and conditions as set forth in the agreement. The Holder is entitled to, at any time or from time to time, to convert the Conversion Amount into Conversion Shares, at a conversion price for each share of Common Stock equal to the lesser of (a) $0.15 or (b) Sixty Five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion of the Debentures subject in each case to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events. During the year ended December 31, 2018, Peak One converted a total of $75,000 of debt and $4,000 fee for 7,232,569 shares of the Company’s common stock. The remaining balance of $50,000 was converted into the Company’s common stock during the three months ended March 31, 2019 and the balance of the debt discount was written off to interest expense. As of March 31, 2019, the notes have no outstanding balance.

On May 22, 2018, we entered into a 12% interest bearing note agreement with JSJ Investments, Inc. in the amount of $75,000; the note has a $5,500 original issue discount. It was also determined at issue date, that the note had $69,500 in derivative discount. The note has a maturity date of May 22, 2019. The Company may pay this note in full, together with any and all accrued and unpaid interest, plus any applicable pre-payment premium set forth in the agreement and subject to the terms of the agreement at any time on or prior to the date which occurs 180 days after the date of issue (Prepay Date). In the event the note is not prepaid in full on or before the Prepay Date, the note will incur a prepayment premium of 135% for the first 90 days, 140% from 91 days to 120 days, 145% from 121 days to 180 days and 150% until maturity date. The note has conversion rights at any time after the Prepay Date for its holder at a 40% discount to the lowest trading price during the previous twenty trading days to the date of a conversion notice. On December 3, 2018, JSJ Investments, Inc. exercised its right to convert $5,084 of the debt into 3,868,756 common shares of the Company Stock. This note had a balance of $69,916 and accrued interest in the amount of $5,551 as of December 31, 2018. It also had a $53,833 in unamortized debt discount. On February 12, 2019, JSJ Investments, Inc. assigned the note to GHS Investments, LLC in a cash buy out in an agreement approved by the Company, JSJ Investments, Inc. (JSJ) and GHS Investments, LLC (GHS). GHS assumed the note balance in the amount of $69,916 and paid JSJ $6,110 in accrued interest. GHS also paid $17,479 in penalty interest which was added to the principal balance of the note. Subsequent to GHS assuming the note, GHS has converted $60,674 of the note balance and $6,559 of accrued interest into common shares of the Company. The debt discount was reduced by $36,089 as a result of the conversion and amortization of the debt discount amounted to $14,200 for the three months ended March 31, 2019. As of March 31, 2019, the note had a balance of $26,721 with accrued interest in the amount of $382 and debt discount balance of $3,544.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On May 31, 2018, we entered into a 12% interest bearing note agreement with Coolidge Capital LLC in the amount of $75,000; the note has a $4,500 original issue discount. It was also determined on the date of issue, that the note had $40,366 in derivative discount. The note has a maturity date of February 28, 2019. The note is in default as of today. The Company may pay this note in full, together with any and all accrued and unpaid interest, plus any applicable pre-payment premium set forth in the agreement and subject to the terms of the agreement at any time on or prior to the date which occurs 180 days after the date of issue. The prepayment schedule of payments would be 115% for the first 30 days, 120% for the first 60 days, 125% for the first 90 days, 130% for the first 120 days, 135% for the first 150 days and 140% for the first 180 days. After 180 days from date of issue, there is no prepayment until maturity date when the Note is due with interest. The note has conversion rights at any time after 180 days after the date of issue for its holder at a 40% discount to the lowest trading price during the previous twenty trading days to the date of conversion. On December 7, 2018, Coolidge Capital LLC exercised its right to convert $5,116 of the debt into 3,279,428 common shares of the Company Stock. This note had a balance of $69,884 and accrued interest in the amount of $5,332 for the year ended December 31, 2018. It also had a $12,402 in unamortized debt discount. On February 11, 2019, Coolidge Capital LLC assigned the note to GHS Investments, LLC in a cash buy out in an agreement approved by the Company, Coolidge Capital LLC (Coolidge) and GHS Investments, LLC (GHS). Coolidge after approving the assignment, on February 15, 2019 returned the 3,279,428 shares it received on December 7, 2018 back to the Company’s treasury and the Company reversed that conversion entry. GHS assumed the note balance in the amount of $75,000 and paid Coolidge $6,000 in accrued interest which was added to the principal balance. GHS also paid $24,000 in penalty interest which was also added to the principal balance of the note. Amortization of the debt discount amounted to $12,402 for the three months ended March 31, 2019. As of March 31, 2019, the note had a balance of $105,000 with accrued interest in the amount of $1,956 and had no remaining debt discount balance.

 On February 22, 2019, we entered into a 10% interest bearing note agreement with GHS Investments LLC in the amount of $47,000. The Note has a $7,000 original issue discount. It was also determined on the date of issue, that the note had $14,346 in derivative discount. The note has a 9-month maturity date. The Company may prepay this Note upon 3 business days, written notice and in accordance with the following schedule: If within 60 calendar days from the execution of this Note, 120% of all outstanding principal and interest due on each outstanding Note in one payment. On or after 60 calendar days from the execution of the Note and within 120 days from execution, 130% of all outstanding principal and interest due on each outstanding Note in one payment. Between 121 and 180 days from the date of execution, the Note may be prepaid for 135% of all outstanding amounts due on each outstanding Note in one payment. The Note has conversion rights .0015 at any time after date of issue for its holder. The $40,000 funds were used for working capital. As of March 31, 2019, the note had a principal balance of $47,000 and accrued interest of $496. It also has a debt discount balance of $19,142.

Note 6 Loan Payable – Other and Non-Convertible

On November 15, 2012, we issued a note to a private individual in the amount of $170,000 with interest accruing at 8% per annum. This note was extended to June 30, 2018. This note is presently in default. As of March 31, 2019, the accrued interest was $37,484.

On March 29, 2017, we entered into a lease and working capital credit facility with Caliber Capital & Leasing LLC and its assignee, Real Estate Acquisition Development Sales, LLC (“READS”). Under the agreements, READS is providing an initial commitment of up to $2.5 million for the construction of our first processing line in our centralized Carbon Finishing Plant in Ohio. We received our first advance on the commitment on October 6, 2017. The interest accrues at 9.5% and has the option for two one-year extensions. During the year ended December 31, 2018, the working capital credit facility was cancelled. As of March 31, 2019, this note has an outstanding balance in the amount of $543,000 with accrued interest in the amount of $72,054.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Fair value of Financial Instruments and Derivative Liabilities

The carrying value of cash, accounts payable and accrued expenses, and debt approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Carrying amount of the Company’s long-term debt approximates fair value based upon its determined derivative discounts. There was not long-term debt of the Company for the three months ended March 31, 2019.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of March 31, 2019:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$122,428	$-	$-	$122,428
Warrant derivative liabilities	$147	$-	$-	$147
Total	$122,575	$-	$-	$122,575

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

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 5), that became convertible during prior years as well as the mandatorily redeemable Series B convertible preferred stock issued during the three months ended March 31, 2019 (see Note 8), qualified these as derivative instruments since the number of shares issuable under the notes and preferred shares are indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. As a result, all other equity linked instruments including outstanding warrants and fixed rate convertible debt were tainted and also required derivative accounting treatment.

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

The following assumptions were used for the valuation of the derivative liability related to the Notes, Preferred Shares and subset to the Warrants as of March 31, 2019:

●	The stock price of $0.0015 to $0.0037 in this period (variable conversion price; reset provisions; and upon redemption or default penalties) would fluctuate with the Company’s projected volatility;
●	An event of default adjusting the interest rate would occur 0% of the time for all notes –some of the notes are in default;
●	The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of comparable companies and the term remaining for each note was from 207% through 317% at issuance, conversion, and quarters ends;
●	The company would redeem the notes (with the corresponding penalty) projected initially at 0% of the time for all notes; and
●	The projected reset events for the new GHS note are quarterly triggering the adjustments at 50% of market

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

●	For the variable rate (some notes include conversion rate ceilings – the lessor of variable rates and a fixed rate) and fixed rate Notes, the Holder would convert (after 0 days) at maturity based on ownership and trading volume limits; and
●	The Holder would automatically convert the note or exercise early at a multiple of the conversion/exercise or the stock price if the registration was effective (after 0 days) and the Company was not in default.

Using the results from the model, the Company recorded additional paid in capital of $113,900 from the settlement of derivative liability as a result of the conversion of $245,244 of debt and accrued interest. The derivative liability recorded for the convertible feature of new debt in the amount of $47,000 amounted to $14,346 with new debt discount of $21,346 which is being amortized over the remaining term of the instrument using the effective interest rate method, and is classified as convertible debt on the balance sheet. The Company recorded the change in the fair value of the derivative liability as a loss of $162,125 to reflect the value of the derivative liability for warrants and convertible instruments as $122,575 as of March 31, 2019.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs as of March 31, 2019:

Balance at December 31, 2018	$60,004
Fair value of derivative liability at issuance charged to debt discount	14,346
Settlement of derivative liability due to conversion	(113,900)
Unrealized derivative gain included in other expense	162,125
Balance at March 31, 2019	$122,575

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs as of December 31, 2018:

Balance at December 31, 2017	$511,237
Fair value of derivative liability at issuance charged to debt discount	245,361
Settlement of derivative liability due to conversion	(173,346)
Unrealized derivative gain included in other expense	(523,248)
Balance at December 31, 2018	$60,004

Note 8 Mandatorily Redeemable Series B Preferred Stock

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

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On December 31, 2018, the Company had outstanding 60,910 shares of our Series B Convertible Preferred Stock with a debt discount of 26,090. During the three months ended March 31, 2019, 13,610 of these shares and $817 of dividend were converted into 16,029,556 shares of our common stock and $4,890 of the debt discount was expensed to interest due to conversion. This left a balance of 47,300 of these shares for the three months ended March 31, 2019. During this same period, the Company amortized $5,065 of the debt discount to interest expense leaving a balance of $16,135 of debt discount at March 31, 2019. These shares are shown in the Liability section of the Balance Sheet as $31,165 net of their discounted value of $16,135. The Company evaluated the classification of the Series B Convertible Preferred Stock under ASC 480-10-25 and determined that due to their mandatory redemption features, the preferred shares were required to be classified as a liability.

Note 9 Equity

Common Stock

On February 15, 2019, Coolidge Capital LLC returned to treasury the 3,279,428 shares it received on December 7, 2018 and the Company reversed that conversion entry and increased the Coolidge note by 5,116. (see Note 5)

During the quarter ended March 31, 2019, H.E. Capital S.A. converted a total of $77,000 of its Line of Credit into 30,000,000 shares of the Company’s common stock.

During the quarter ended March 31, 2019, Peak One exercised its right to convert a total of $41,700 to complete the payment of the $75,000 ELOC debenture for 57,916,663 shares of the Company’s common stock.

During the quarter ended March 31, 2019, Peak One exercised its right to convert the $50,000 debenture it was holding for 62,202,380 shares of the Company’s common stock.

During the quarter ended March 31, 2019, GHS Investments LLC exercised its right to convert $67,233 of principal and interest into 78,550,000 of common stock of the Company.

During the quarter ended March 31, 2019, Geneva Roth exercised its right to convert a total of 13,610 of the 60,910 shares of Series B Convertible Preferred Stock of the Company it purchased during 2018 and was holding on December 31, 2018 leaving 47,300 of these shares outstanding on March 31, 2019. The conversion also included $817 of dividends. The conversion was for 16,029,556 shares of common stock.

Warrants

During the three months ended March 31, 2019, there were no warrants issued, exercised or forfeited. We had 24,358,342 common stock warrants outstanding which have a weighted average exercise price of $0.10 and weighted average remaining years of 1.64 years. The aggregate intrinsic value of the outstanding common stock warrants as of March 31, 2019 was $0.

Note 10 Related Party Transactions

For the three months ended March 31, 2019, the Company borrowed $1,500 from the LOC we have with H.E. Capital and another $1,255 when the H.E. Capital paid that amount in accounts payable for the Company. H.E. Capital converted $77,000 of the LOC for 30,000,000 shares of our common stock.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 Subsequent Events

On March 27, 2019, we entered into a 10% interest bearing note agreement with GHS Investments LLC in the amount of $44,000. The Note has a $4,000 original issue discount. The note has a 9month maturity date. The Company may prepay this Note upon 3 business days, written notice and in accordance with the following schedule: If within 60 calendar days from the execution of this Note, 120% of all outstanding principal and interest due on each outstanding Note in one payment. On or after 60 calendar days from the execution of the Note and within 120 days from execution, 130% of all outstanding principal and interest due on each outstanding Note in one payment. Between 121 and 180 days from the date of execution, the Note may be prepaid for 135% of all outstanding amounts due on each outstanding Note in one payment. The Note has conversion rights .00072 at any time after date of issue for its holder. The $40,000 funds will be used for working capital. The funds were received on April 2, 2019.

On April 16, 2019, we entered into a 10% interest bearing note agreement with GHS Investments LLC in the amount of $74,375. The Note has a $9,489 original issue discount. The note has a 9month maturity date. The Company may prepay this Note upon 3 business days, written notice and in accordance with the following schedule: If within 60 calendar days from the execution of this Note, 120% of all outstanding principal and interest due on each outstanding Note in one payment. On or after 60 calendar days from the execution of the Note and within 120 days from execution, 130% of all outstanding principal and interest due on each outstanding Note in one payment. Between 121 and 180 days from the date of execution, the Note may be prepaid for 135% of all outstanding amounts due on each outstanding Note in one payment. The Note has conversion rights .00096 at any time after date of issue for its holder. The $64,886 funds were used to acquire the remaining 47,300 outstanding Series B Preferred Shares.

On April 18, 2019, GHS Investments, LLC converted $9,236 of principal and $94 of interest into 12,958,209 of common stock of the Company.

On April 26, 2019, GHS Investments, LLC converted $12,534 of principal and $2,244 of interest into 20,525,000 of common stock of the Company.

On May 3, 2019, GHS Investments, LLC converted $16,652 of principal and $156 of interest into 21,549,000 of common stock of the Company.

On May 6, 2019, we entered into a 10% interest bearing note agreement with GHS Investments LLC in the amount of $44,000. The Note has a $4,000 original issue discount. The note has a 9month maturity date. The Company may prepay this Note upon 3 business days, written notice and in accordance with the following schedule: If within 60 calendar days from the execution of this Note, 120% of all outstanding principal and interest due on each outstanding Note in one payment. On or after 60 calendar days from the execution of the Note and within 120 days from execution, 130% of all outstanding principal and interest due on each outstanding Note in one payment. Between 121 and 180 days from the date of execution, the Note may be prepaid for 135% of all outstanding amounts due on each outstanding Note in one payment. The Note has conversion rights .00081 at any time after date of issue for its holder. The $40,000 funds will be used for working capital. The funds were received on May 7, 2019.

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

We intend the following discussion to assist in the understanding of our financial position and our results of operations for the three months ended March 31, 2019 and 2018. You should refer to the Consolidated Financial Statements and related Notes in conjunction with this discussion.

Corporate History

On November 20, 2009, the Company, formerly known as Wolfe Creek Mining, Inc., entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Green EnviroTech Acquisition Corp., a Nevada corporation, and Green EnviroTech Corp. On July 20, 2010, the Company changed its name to Green EnviroTech Holdings Corp.

Overview of Our Business

Green EnviroTech Holding Corp. (OTC:PINK:GETH) is first and foremost a technology company. Our mission is to find, develop and implement practical, economical solutions to address environmental issues associated with the production of waste, energy, water and food; and to create jobs and stimulate economic growth in the local communities where we operate as we strive to achieve this mission.

Our first market will be to process end of life tires, starting in the USA. Our GEN 1 End of Life Tire Processing Solution is ready for deployment and we are working to secure our first project finance facility that will be used to build a Carbon Finishing Plant (CFP) and build two, GEN 1 End of Life Tire Processing Plants. Whether or not the CFP will be a standalone facility or combined with GEN 1 End of Life Tire Processing Plant is still to be determined. When fully operational, we expect these plants to process 100,000 tons per year of end of life tires and generate more than $40 Million of annual revenue.

Our goal over the next five years (by 2024) is to be processing 15-20% of the end of life tire feedstock in the USA, which would generate more than $200 Million in annual revenues, making GETH the market leader in the USA. In order to keep up with our five year building program, we expect to be commissioning numerous tire processing plants in a number of strategic locations throughout the country. With our expansion program, we intend to construct additional finishing lines at our Carbon Finishing Plant, which is to be determined. Achieving our goal would mean that over 800,000 tons of end-of-life tires will be diverted from landfills. We see our expansion program creating hundreds of jobs, often in areas of low employment opportunity.

Recent Developments

Over the last year and the first three months of 2019, we have been pushing through the slowed progress which was a result of stalled funding we incurred in 2017 and 2018. Our focus is to secure funding to build the Carbon Finishing Plant and a Tire Processing Plant or a combination of both as one unit. These discussions are progressing going forward, but we have not signed a definitive agreement to finance a Processing Plant to date. As a result, the execution of our business plan has slipped by several months, and we now forecast the Carbon Finishing Plant, For the remainder of 2019, we will continue to be in an investment mode for which we anticipate these investments to generate revenues starting in late 2019 and/or into the first quarter of 2020. The goal is to reach our forecasted revenue of $1 Million to $2 Million in 2020, and an estimated $15 Million in recurring revenues from 2021 onwards.

Management intends to finance operating costs over the next twelve months with credit lines, loans and/or private placement of common stock.

On March 27, 2018, our CEO, Secretary and Treasurer and four managers, agreed to waive payment of their accrued salaries that were outstanding as of December 31, 2017, which was accounted for as a contribution to equity.

On March 8, 2018, we filed with the state of Delaware, Division of Corporations, a Certificate of Designations of Preferences, Rights and Limitations for 300,000 shares of a Series B Convertible Preferred Stock. These Series B Convertible Preferred shares are senior to Common Shareholders in reference to liquidation dividends and are junior to the Series A Convertible Preferred shares. The Series B Convertible Preferred Shares have an annual 12% dividend and have no voting rights. The redemption options for these shares are 105% for the first 30 days, 110% for the first 60 days, 115% for the first 90 days, 120% for the first 120 days, 125% for the first 150 days and 130% for the first 180 days, then after no redemption rights. Twelve months from the issue date, the Company has a “mandatory redemption date” to redeem the outstanding shares not converted. The shares have conversion rights to convert at 75% of the average of the two lowest common stock prices ten days before the date of conversion. As of the three months ended March 31, 2019, we had 47,300 shares of out Series B Convertible Preferred Stock outstanding. These shares were added back to the treasury on April 16, 2019 when the Company bought them back.

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

On January 24, 2019, the Company’s board voted on and approved what it had determined to be its present outstanding stock condition in the market. The Company’s stock was moving at such a conversion speed by certain note holders to the point the Company was going to be unable to accommodate the reserve shares requirement from its unissued shares. The Company did not have the financial resources to repay the note holders at this time nor enough time to facilitate new funding to stop the conversions which continues to lower the price of the stock in the market which increases the reserves needed to supply the conversions. The Company’s 750,000,000 authorized common shares would be consumed rapidly if something is not accomplished. Therefore, it was in the consensus of the board to recommend that the shareholders authorize a reverse stock split to increase the price of the stock in the market and to reduce the shares outstanding. Accordingly, the board recommended that the shareholders act to authorize the board to effect a reverse split of the Company’s common stock in any amount up to 200 to one at any time within one year of the date of this authorization, at the board’s discretion. The Company’s shareholders, acting by majority written consent, acted on January 24, 2019, to authorize the board to implement the reverse split on those terms. Presently, the board has not voted on when the reverse stock split will take place, nor has the Company filed a preliminary 14C with the SEC.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the years ended December 31, 2018 and 2017, together with notes thereto as previously filed with our Annual Report on Form 10-K. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Reports on Form 10-Q for prior quarter filings.

Results of Operations

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018.

The Company had no operating revenues or cost of revenues for the three months ended March 31, 2019 and 2018.

Operating Expenses

The wages and professional fees for the three months ended March 31, 2019 were $342,112 as compared to $450,236 for the three months ended March 31, 2018, a decrease of $108,124, representing approximately 24% decrease. The wages and professional fees for the three months ended March 31, 2019 included $324,375 in accrued wages and $17,737 in professional fees. For the three months ended March 31, 2018, the wages and professional fees had $399,375 in wages, $50,861 in professional fees.

The general and administrative expenses for the three months ended March 31, 2019 were $9,874 as compared to $29,105 for the three months ended March 31, 2018, a decrease of $19,231, representing approximately 66% decrease. This decrease was the result of decreases in travel, entertainment, advertising and marketing concerning the promotion of the company.

Other Income and Expenses

Other income and expenses for the three months ended March 31, 2019 were $404,082 in expenses as compared to $165,342 in income for the three months ended March 31, 2018, a decrease of 344%. This decrease of $569,424 was the result of the loss recognized due to the fair value adjustment of our derivatives liability which was $162,125, there was interest expense on the working capital notes in the amount of $200,478 and interest penalty in the amount of $41,479. Compared to the three months ended March 31, 2018, we had 244,562 gain in derivative adjustment and had $79,220 in interest expense.

Net Loss

As a result of the above, the Company had a net loss of $756,068 for the three months ended March 31, 2019 as compared to a loss of $313,999 for the three months ended March 31, 2018.

Liquidity and Capital Resources

On March 31, 2019, we had a balance of cash in the bank in the amount of $1,697. Included in other current assets is $2,000 in prepaid expenses. We had $833,945 in accounts payable to vendors, we had $685,969 in accrued interest on our note obligations and $1,880,875 in accrued payroll. We also had $60,000 in stock payable in connection with our acquisition of the minority interest in Smart Fuel on June 30, 2017.

We had secured debentures payable in the amount of $305,000. We had loan payable –related party-convertible in the amount of $1,360,392. We had loan payable-other-convertible in the amount of $305,330. We had $713,000 in loan payable-other-non-convertible. We had $31,165 as a result of sales of our preferred shares. We had derivative liability in the amount of $122,575. Please refer to our notes to the financials for further information concerning note liabilities.

Our loans with conversion features became impacted with derivative measurements as a result of two of our loans becoming qualified for conversion rights during the third quarter of 2017. These two loans’ conversion features are considered variable in direct relation with the market price of our stock. This feature tainted all of our convertible loans, which triggered a direct discount to these loans and a new balance sheet account recording listed as Derivative Liability. Please refer to Note 7 dealing with Derivatives in our notes to the financials for further information.

We had negative cash flows from operations for the three months ended March 31, 2019 in the amount of ($40,983) as compared to the same period ended March 31, 2018 in the amount of ($96,843). We had cash provided of $41,500 in financing activities for the three months ended March 31, 2019 as compared to $109,340 for the same period ended March 31, 2018. We received proceeds from loan payable-related party of $1,500 where we received $75,100 in 2018. We received no proceeds from our Preferred shares where we received $75,000 for the same period ended March 31, 2018.

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

Item 4. Controls and Procedures.

Evaluation of Disclosures and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Chief Executive Officer (“CEO”) (principal executive), Gary DeLaurentiis and our Treasurer, Chris Smith, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On June 28, 2018, our former investor relations firm, Porter, Levay, & Rose, Inc., filed suit against us in the Westchester County Supreme Court of New York (Case No. 60053/2018) seeking damages of approximately $33,370, plus accrued interest, for services. Arrangements had been made to have this cleared in February 2019, but was not met. We still intend to meet our obligations. Full amount of the liability has been recorded.

Item 1A. Risk Factors.

Other than the new risk factor provided herein, there have been no material changes to the risk factors included in our annual report on Form 10-K for the year ended December 31, 2018.

Because all of our authorized but unissued shares have been reserved for the holders of our convertible securities, we are unable to issue any additional shares.

The holders of our convertible securities have provisions in their agreements with us that allow them to reserve a substantial number of shares. They have now reserved all of our authorized but unissued shares. Unless we are able to repay or redeem those securities, as applicable, we will be unable to issue any additional shares of common stock. This will limit our ability to enter into additional financing agreements and may require us to implement the reverse split authorized by the board of directors in January 2019 or submit a proposal to increase our authorized shares to our shareholders in order to continue operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2019, H.E. Capital S.A. converted a total of $77,000 of its Line of Credit into 30,000,000 shares of the Company’s common stock.

During the quarter ended March 31, 2019, Peak One exercised its right to convert a total of $41,700 to complete the payment of the $75,000 ELOC debenture for 57,916,663 shares of the Company’s common stock.

During the quarter ended March 31, 2019, Peak One exercised its right to convert the $50,000 debenture it was holding for 62,202,380 shares of the Company’s common stock.

During the quarter ended March 31, 2019, GHS Investments LLC exercised its right to convert $67,233 of principal and interest into 78,550,000 of common stock of the Company.

During the quarter ended March 31, 2019, Geneva Roth exercised its right to convert a total of 13,610 of the 60,910 shares of Series B Convertible Preferred Stock of the Company it purchased during 2018 and was holding on December 31, 2018 leaving 47,300 of these shares outstanding on March 31, 2019. The conversion also included $817 of dividends. The conversion was for 16,029,556 shares of common stock.

There was no general solicitation used in the above securities transactions. In each instance, these securities were issued following arms’-length negotiations in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder as not involving any public offering.

Item 3. Defaults Upon Senior Securities.

We remain in default under promissory notes issued on January 21, 2011 for failure to make required payments of interest and principal by September 24, 2012. As of March 31, 2019, this note has an aggregate of principal and accrued interest in the amount of $625,587.

On November 16, 2012, we issued a note to a private individual in the amount of $170,000 with interest accruing at 8% per annum. This note was extended to June 30, 2018. This note is presently in default. As of March 31, 2019, this note has an aggregate of principal and accrued interest in the amount of $207,484.

On May 16, 2016, we approved H.E. Capital S.A.’s (HEC) request to assign to a private company $200,000 of its Line of Credit Note. We approved the request and reduced HEC’s Line of Credit Note for that amount and recorded a new note. On July 19, 2016, the private company converted $100,000 of its note into 1,000,000 common shares of the Company’s stock. In January 2018, the maturity date of the Line of Credit was extended to December 31, 2018, but was not extended there- after. The note is in default. As of March 31, 219, this note has an aggregate of principal and accrued interest in the amount of $124,395.

On July 1, 2016, we issued a note to a private individual in the amount of $49,295. This new note has $0.50 conversion rights attached to it and accrues interest at 8%. In January 2018, the maturity date was extended to June 30, 2018. This note is presently in default. As of March 31, 2019, this note had an aggregate of principal and accrued interest in the amount of $60,143.

The notes to our former CEO, Chris Bowers were in default December 31, 2018 when these notes were not extended. As of March 31, 2019, these notes had an aggregate of principal and accrued interest in the amount of $1,320,076. (see footnote 3 to the financial statements)

On May 31, 2018, we entered into a 12% interest bearing note agreement with Coolidge Capital LLC in the amount of $75,000; the note had a $4,500 original issue discount. It was also determined on the date of issue, that the note had $40,366 in derivative discount. The note had a maturity date of February 28, 2019. On February 11, 2019, Coolidge Capital LLC assigned the note to GHS Investments, LLC in a cash buy out in an agreement approved by the Company, Coolidge Capital LLC (Coolidge) and GHS Investments, LLC (GHS). The note is in default as of today. (see footnote 5 to the financial statements)

Item 4. Mine Safety Disclosures.

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

Green EnviroTech Holdings Corp.

Date: May 17, 2019	By:	/s/ Gary DeLaurentiis
Gary DeLaurentiis
Principal Executive Officer

Green EnviroTech Holdings Corp.

Date: May 17, 2019	By:	/s/ Chris Smith
Chris Smith
Principal Financial Officer

