Form 10-Q
period 2019-06-30
GREEN ENVIROTECH HOLDINGS CORP.
filed 2019-08-14
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 598,854,986 shares of common stock are issued and outstanding as of August 10, 2019.

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

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	June 30, 2019	December 31, 2018
ASSETS

CURRENT ASSETS
Cash	$12,646	$1,180
Prepaid expenses	5,000	2,000
Total current assets	17,646	3,180

TOTAL ASSETS	$17,646	$3,180

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$834,682	$842,563
Accrued expenses	2,921,164	2,189,723
Other current liabilities	60,000	60,000
Secured debentures payable	305,000	305,000
Loan Payable-related party-convertible	1,360,392	1,434,637
Loan Payable-other-convertible	320,825	222,860
Loan Payable-other-non-convertible	713,000	713,000
Series B 12% Convertible Cumulative Preferred Stock; $0.001 par value, $1.00 stated value, 300,000 shares authorized, none and 60,910 shares issued and outstanding as of June 30, 2019 and December 31, 2018 respectively	-	34,820
Derivative liability	111,847	60,004
Total current liabilities	6,626,910	5,862,607

Loan payable-other-convertible, long term	-	38,203

TOTAL LIABILITIES	6,626,910	5,900,810

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding	-	-
Convertible Series A Preferred Stock $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized, 544,513,986 and 156,952,606 shares issued and outstanding	544,514	156,952
Additional paid in capital	23,716,480	23,650,375
Accumulated deficit	(30,870,258)	(29,704,957)
Total GreenEnvirotech Holdings Corp. Stockholders’ deficit	(6,609,264)	(5,897,630)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,646	$3,180

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	SIX MONTHS	SIX MONTHS	THREE MONTHS	THREE MONTHS
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

OPERATING EXPENSES
Wages and professional fees	$701,723	$974,515	$359,611	$524,279
General and administrative	31,311	52,658	21,437	23,553
Total operating expenses	733,034	1,027,173	381,048	547,832

Total net loss from operating expenses	(733,034)	(1,027,173)	(381,048)	(547,832)

OTHER INCOME (EXPENSE)
Interest expense	(377,263)	(200,418)	(135,306)	(121,198)
Gain (loss) in fair value of derivative	(55,004)	298,431	107,121	53,869
Total non-operating expenses	(432,267)	98,013	(28,185)	(67,329)

NET LOSS	(1,165,301)	(929,160)	(409,233)	(615,161)

Dividends applicable to preferred stock	(2,397)	(4,532)	-	(3,788)

Net loss applicable to commons stock holders	$(1,167,698)	$(933,692)	$(409,233)	$(618,949)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	453,976,829	41,793,313	461,017,241	40,508,947

NET (LOSS) PER COMMON SHARE-BASIC AND DILUTED:	$(0.00)	$(0.02)	$(0.00)	$(0.02)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND THE THREE MONTHS ENDED JUNE 30, 2018

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND THE THREE MONTHS ENDED JUNE 30, 2019

UNAUDITED

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 31, 2017	40,126,655	$40,127	$21,604,141	$(26,629,318)	$(4,985,050)

Conversion of loans payable for common stock	1,826,646	1,826	43,174	-	45,000

Conversion of accounts payable for common stock	250,000	250	4,750	-	5,000

Settlement of derivative liability as a result of debt conversion	-	-	33,330	-	33,330

Derivative liability from tainted warrants	-	-	(817)	-	(817)

Accrued salary contributed as equity	-	-	1,684,711	-	1,684,711

Net loss for the three months ended March 30, 2018	-	-	-	(313,999)	(313,999)

Balance - March 31, 2018	42,203,301	$42,203	$23,369,289	$(26,943,317)	$(3,531,825)

Conversion of loans payable for common stock	974,025	974	14,026	-	15,000

Conversion of loans payable for common stock-Related party	1,000,000	1,000	39,000	-	40,000

Settlement of derivative liability as a result of debt conversion	-	-	19,368	-	19,368

Net loss for the three months ended June 30, 2018	-	-	-	(615,161)	(615,161)

Balance - June 30, 2018	44,177,326	$44,177	$23,441,683	$(27,558,478)	$(4,072,618)

Balance - December 31, 2018	156,952,606	$156,952	$23,650,375	$(29,704,957)	$(5,897,630)

Conversion of loans payable for common stock	188,057,298	188,057	(40,799)	-	147,258

Conversion of preferred shares for common stock	15,121,778	15,122	(1,512)	-	13,610

Conversion of loans payable for common stock-related party	30,000,000	30,000	47,000	-	77,000

Conversion of dividends payable for common stock	907,778	908	(91)	-	817

Conversion of accrued interest for common stock	7,332,317	7,332	(773)	-	6,559

Settlement of derivative liability as a result of debt conversion	-	-	113,900	-	113,900

Net loss for the three months ended March 31, 2019	-	-	-	(756,068)	(756,068)

Balance - March 31, 2019	398,371,777	$398,371	$23,768,100	$(30,461,025)	$(6,294,554)

Conversion of loans payable for common stock	140,113,043	140,114	(84,839)	-	55,275

Conversion of accrued interest for common stock	6,029,166	6,029	2,642	-	8,671

Settlement of derivative liability as a result of debt conversion	-	-	30,577	-	30,577

Net loss for the three months ended June 30, 2019	-	-	-	(409,233)	(409,233)

Balance - June 30, 2019	544,513,986	$544,514	$23,716,480	$(30,870,258)	$(6,609,264)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOW

UNAUDITED

	FOR THE	FOR THE
	SIX MONTHS ENDED	SIX MONTHS ENDED
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,165,301)	$(929,160)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt and derivative discount	173,337	50,915
Initial loss on derivative	-	40,354
Change in fair value of derivatives	55,004	(298,431)
Penalty interest	41,479	-

Change in assets and liabilities
Decrease (Increase) in deposits and other current assets	(3,000)	(8,000)
Decrease in accounts payable and accrued expenses	740,861	879,314
Net cash used in operating activities	(157,620)	(265,008)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on line of credit - related party	1,500	81,100
Principal payments on debt-related party	-	(67,000)
Borrowing from others - non-related party	214,886	140,000
Preferred shares issued for cash	-	125,000
Preferred shares redeemed for cash	(47,300)	-
Payments on accounts payable-related party	-	(19,175)
Net cash provided by financing activities	169,086	259,925

NET INCREASE (DECREASE) IN CASH	11,466	(5,083)

CASH - BEGINNING OF PERIOD	1,180	6,054

CASH - END OF PERIOD	$12,646	$971

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$60,000
Income Taxes	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Accounts payable settled by a third party	$1,255	$-
Accrued interest added to debt principal	$6,000	$-
Accrued interest converted to common stock	$15,230	$-
Accrued salary contributed to equity	$-	$1,684,711
Additions to construction in progress in accounts payable	$-	$85,130
Additions to construction in progress in accrued interest	$-	$24,748
Conversion of accounts payable for common stock	$-	$5,000
Debt principal converted to common stock	$202,533	$100,000
Debt principal converted to common stock-related party	$77,000	$-
Preferred stock converted into common stock	$13,610	$-
Preferred stock dividend converted to common stock	$817	$-
Derivative liability from tainted warrants, preferred stock and notes	$141,316	$188,223
Settlement of derivative liability as a result of debt and convertible preferred stock settlement	$144,477	$52,697

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation and Accounting Policies

The unaudited interim consolidated financial statements include our wholly owned subsidiary, GETH CFP, Inc. (“CFP”). CFP is a Delaware Corporation formed on February 9, 2017 for the purpose of handling and upgrading both third party carbon black and the carbon black produced by our GEN 1 End of Life Tire Processing Plants. All significant inter-company balances and transactions have been eliminated in the consolidation as of and for the six months ended June 30, 2019.

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

In the opinion of management, the information furnished in these unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the six months ended June 30, 2019 and 2018. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

Note 2 Going Concern

These unaudited interim consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. For the six months ended June 30, 2019, we had a net loss. We also have a working capital deficit and an accumulated deficit since inception. These factors raise substantial doubt about our ability to continue as a going concern.

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

Note 3 Loan Payable – Related Party and Convertible

On March 3, 2017, we approved a new working capital line of credit loan with our former CEO, Chris Bowers in the amount up to $150,000 with interest at 8% which matured on December 31, 2017. The maturity date was extended to December 31, 2018 and was not extended further. The note is in default. The note has conversion rights for our common shares at $0.10 per share. In the six months ended June 30, 2019, the Company had no borrowings on the LOC and had no repayments. The Company evaluated this convertible LOC for Beneficial Conversion Features (BCF) and concluded that the LOC incurred a Beneficial Conversion Features (BCF) when it was issued. The BCF resulted in a debt discount in the amount of $35,300 of which the full amount was amortized in 2017. As of June 30, 2019, this note had a balance of $54,100 and accrued interest in the amount of $14,368.

On August 15, 2016, we accepted a Line of Credit (LOC) in the amount of $500,000 from our former CEO Chris Bowers. On November 14, 2016, we accepted a second Line of Credit (LOC) in the amount of $500,000 from our former CEO. As of June 30, 2019, these two LOCs had an outstanding balance in the amount of $1,000,000 with $120,000 in accrued interest. The due date for both of these loans were extended to December 31, 2018, but were not extended further and are in default. The funds were used for working capital in the Company. The first LOC has two Addendums attached to it. Addendum A clarifies debt conversion rights attached to the LOC at $0.20 per share of common stock. Addendum B clarifies other rights attached to the LOC. These other rights, referred to above, are numbered below. (The second LOC has the same rights as that of the first LOC). These certain other rights in Addendum B provide for the following:

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

The Company also has an outstanding note payable to our former CEO Chris Bowers for $134,000. The note is subject to annual interest of eight percent (8%), convertible at $0.50 per share and matured on December 31, 2017. The maturity date was extended to December 31, 2018, but was not extended and is in default. As of June 30, 2019, the accrued interest on this note was $31,360.

We have an unsecured line of credit with H. E. Capital, S. A., a related party. The line of credit accrues interest at the rate of 8% per annum. The maturity date of the line of credit was extended to December 31, 2019. This line of credit has a $0.10 per common share conversion rate. Balance of the line of credit at June 30, 2019 was $172,292 with accrued interest in the amount of $89,276. For the six months ended June 30, 2019, the Company borrowed $1,500 from the LOC and another $1,255 when the LOC paid that amount in accounts payable for the Company. H.E. Capital converted $77,000 of the LOC for 30,000,000 shares of our common stock.

Note 4 Secured Debentures

On January 24, 2011, we entered into a series of securities purchase agreements with accredited investors pursuant to which we sold an aggregate of $380,000 in 12% secured debentures. The Debentures are secured by the assets of the Company pursuant to security agreements entered into between us and the investors. As of June 30, 2019, these secured debentures have an outstanding balance of $305,000 and accrued interest in the amount of $329,838. These debentures are in default.

Note 5 Loan Payable – Other and Convertible

On May 16, 2016, we approved H.E. Capital S.A.’s (HEC) request to assign to a private company $200,000 of its Line of Credit Note. We approved the request and reduced HEC’s Line of Credit Note for that amount and recorded a new note. On July 19, 2016, the private company converted $100,000 of its note into 1,000,000 common shares of the Company’s stock. In January 2018, the maturity date of the Line of Credit was extended to December 31, 2018, but was not extended there- after. The note is in default. As of June 30, 219, the note balance is $100,000 with accrued interest in the amount of $26,389.

On July 1, 2016, we issued a note to a private individual in the amount of $49,295. This new note has $0.50 conversion rights attached to it and accrues interest at 8%. In January 2018, the maturity date was extended to June 30, 2018. This note is presently in default. As of June 30, 219, this note had accrued interest in the amount of $11,831.

On July 20, 2017, we entered into an equity purchase agreement for up to $5,000,000 of our common stock with Peak One Opportunity Fund, LP (Peak One). In connection with that same agreement, we also entered into a related registration rights agreement. We issued a non-interest bearing convertible debenture on July 20, 2017 in the amount of $75,000 to Peak One. This debenture matures on July 20, 2020 and was issued as a commitment fee in connection with the agreement, as well as agreed to issue 300,000 shares of our common stock as commitment shares. On July 25, 2017, we issued these shares valued at $27,000. Conversion price is 90% of the lowest closing bid price of the last 20 days prior to the conversion date. The note had a derivative discount in the amount of $75,000 at issue and at June 30, 2019 has none remaining. The derivative discount was written off to interest expense when the balance of the note in the amount of $41,700 was converted into the Company’s common stock during the six months ended June 30, 2019.

On July 27, 2017, we received the first of three installments in connection with Peak One Opportunity LP (Peak One) purchase agreement for certain Company Convertible Debentures totaling $425,000. We issued to Peak One a three year $75,000 non-interest bearing debenture maturing on July 26, 2020. We received the 2nd installment on November 28, 2017 and issued a non-interest bearing debenture for $50,000 which will mature on November 28, 2020. The debentures had an OID (original issue discount) and derivative discounts totaling $61,200 which are amortized over the term of the debentures. The debentures are convertible into common shares of the Company with certain terms and conditions as set forth in the agreement. The Holder is entitled to, at any time or from time to time, to convert the Conversion Amount into Conversion Shares, at a conversion price for each share of Common Stock equal to the lesser of (a) $0.15 or (b) Sixty Five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion of the Debentures subject in each case to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events. During the year ended December 31, 2018, Peak One converted a total of $75,000 of debt and $4,000 fee for 7,232,569 shares of the Company’s common stock. The remaining balance of $50,000 was converted into the Company’s common stock during the six months ended June 30, 2019 and the balance of the debt discount was written off to interest expense. As of June 30, 2019, the notes have no outstanding balance.

On May 22, 2018, we entered into a 12% interest bearing note agreement with JSJ Investments, Inc. in the amount of $75,000; the note has a $5,500 original issue discount. It was also determined at issue date, that the note had $69,500 in derivative discount. The note has a maturity date of May 22, 2019 and this note is in default. The Company may pay this note in full, together with any and all accrued and unpaid interest, plus any applicable pre-payment premium set forth in the agreement and subject to the terms of the agreement at any time on or prior to the date which occurs 180 days after the date of issue (Prepay Date). In the event the note is not prepaid in full on or before the Prepay Date, the note will incur a prepayment premium of 135% for the first 90 days, 140% from 91 days to 120 days, 145% from 121 days to 180 days and 150% until maturity date. The note has conversion rights at any time after the Prepay Date for its holder at a 40% discount to the lowest trading price during the previous twenty trading days to the date of a conversion notice. On December 3, 2018, JSJ Investments, Inc. exercised its right to convert $5,084 of the debt into 3,868,756 common shares of the Company Stock. This note had a balance of $69,916 and accrued interest in the amount of $5,551 as of December 31, 2018. It also had a $53,833 in unamortized debt discount. On February 12, 2019, JSJ Investments, Inc. assigned the note to GHS Investments, LLC in a cash buy out in an agreement approved by the Company, JSJ Investments, Inc. (JSJ) and GHS Investments, LLC (GHS). GHS assumed the note balance in the amount of $69,916 and paid JSJ $6,110 in accrued interest. GHS also paid $17,479 in penalty interest which was added to the principal balance of the note. Subsequent to GHS assuming the note, GHS has converted $69,910 of the note balance and $6,947 of accrued interest into common shares of the Company. The debt discount was reduced by $36,089 as a result of the conversion and amortization of the debt discount amounted to $17,744 for the six months ended June 30, 2019. As of June 30, 2019, the note had a balance of $17,485 with accrued interest in the amount of $871 and no debt discount balance. This note is in default.

On May 31, 2018, we entered into a 12% interest bearing note agreement with Coolidge Capital LLC in the amount of $75,000; the note has a $4,500 original issue discount. It was also determined on the date of issue, that the note had $40,366 in derivative discount. The note has a maturity date of February 28, 2019. The note is in default as of today. The Company may pay this note in full, together with any and all accrued and unpaid interest, plus any applicable pre-payment premium set forth in the agreement and subject to the terms of the agreement at any time on or prior to the date which occurs 180 days after the date of issue. The prepayment schedule of payments would be 115% for the first 30 days, 120% for the first 60 days, 125% for the first 90 days, 130% for the first 120 days, 135% for the first 150 days and 140% for the first 180 days. After 180 days from date of issue, there is no prepayment until maturity date when the Note is due with interest. The note has conversion rights at any time after 180 days after the date of issue for its holder at a 40% discount to the lowest trading price during the previous twenty trading days to the date of conversion. On December 7, 2018, Coolidge Capital LLC exercised its right to convert $5,116 of the debt into 3,279,428 common shares of the Company Stock. This note had a balance of $69,884 and accrued interest in the amount of $5,332 for the year ended December 31, 2018. It also had a $12,402 in unamortized debt discount. On February 11, 2019, Coolidge Capital LLC assigned the note to GHS Investments, LLC in a cash buy out in an agreement approved by the Company, Coolidge Capital LLC (Coolidge) and GHS Investments, LLC (GHS). Coolidge after approving the assignment, on February 15, 2019 returned the 3,279,428 shares it received on December 7, 2018 for cancelation and the Company reversed that conversion entry. GHS assumed the note balance in the amount of $75,000 and paid Coolidge $6,000 in accrued interest which was added to the principal balance. GHS also paid $24,000 in penalty interest which was also added to the principal balance of the note. Subsequent to GHS assuming the note, GHS has converted $46,040 of the note balance and $3,198 of accrued interest into common shares of the Company. Amortization of the debt discount amounted to $12,402 for the six months ended June 30, 2019. As of June 30, 2019, the note had a balance of $52,960 with accrued interest in the amount of $1,125 and had no remaining debt discount balance. This note is past due.

On February 22, 2019, we entered into a 10% interest bearing note agreement with GHS Investments LLC in the amount of $47,000. The Note has a $7,000 original issue discount. It was also determined on the date of issue, that the note had $14,346 in derivative discount. The note has a 9-month maturity date. The Company may prepay this Note upon 3 business days, written notice and in accordance with the following schedule: If within 60 calendar days from the execution of this Note, 120% of all outstanding principal and interest due on each outstanding Note in one payment. On or after 60 calendar days from the execution of the Note and within 120 days from execution, 130% of all outstanding principal and interest due on each outstanding Note in one payment. Between 121 and 180 days from the date of execution, the Note may be prepaid for 135% of all outstanding amounts due on each outstanding Note in one payment. The Note has conversion rights of .0015 at any time after date of issue for its holder. The $40,000 funds were used for working capital. As of June 30, 2019, the note had a principal balance of $47,000 and accrued interest of $1,684. It also had a debt discount balance of $12,913 after amortizing $8,433 of debt discount over the past six months ended June 30, 2019.

On April 2, 2019, we received $40,000 as a result of a note we entered into concerning a 10% interest bearing note agreement with GHS Investments LLC in the amount of $44,000. The Note has a $4,000 original issue discount. It was also determined on the date of issue, that the note had $31,972 in derivative discount. The note has a 9-month maturity date. The Company may prepay this Note upon 3 business days, written notice and in accordance with the following schedule: If within 60 calendar days from the execution of this Note, 120% of all outstanding principal and interest due on each outstanding Note in one payment. On or after 60 calendar days from the execution of the Note and within 120 days from execution, 130% of all outstanding principal and interest due on each outstanding Note in one payment. Between 121 and 180 days from the date of execution, the Note may be prepaid for 135% of all outstanding amounts due on each outstanding Note in one payment. The Note has conversion rights of .00072 at any time after date of issue for its holder. The $40,000 funds were used for working capital. As of June 30, 2019, the note had a principal balance of $44,000 and accrued interest of $831. It also had a debt discount balance of $30,062 after amortizing $5,910 of debt discount over the past six months ended June 30, 2019.

On April 16, 2019, we entered into a 10% interest bearing note agreement with GHS Investments LLC in the amount of $74,375. The Note has a $9,489 original issue discount. It was also determined on the date of issue, that the note had $41,680 in derivative discount. The note has a 9-month maturity date. The Company may prepay this Note upon 3 business days, written notice and in accordance with the following schedule: If within 60 calendar days from the execution of this Note, 120% of all outstanding principal and interest due on each outstanding Note in one payment. On or after 60 calendar days from the execution of the Note and within 120 days from execution, 130% of all outstanding principal and interest due on each outstanding Note in one payment. Between 121 and 180 days from the date of execution, the Note may be prepaid for 135% of all outstanding amounts due on each outstanding Note in one payment. The Note has conversion rights of .00096 at any time after date of issue for its holder. The $64,886 funds were used to pay-off on April 16, 2019 the last outstanding Series B Preferred Shares issued to Geneva Roth Remark Holdings, Inc. As of June 30, 2019, the note had a principal balance of $74,375 and accrued interest of $1,570. It also had a debt discount balance of $42,427 after amortizing $8,742 of debt discount over the past six months ended June 30, 2019.

On May 6, 2019, we entered into a 10% interest bearing note agreement with GHS Investments LLC in the amount of $44,000. The Note has a $4,000 original issue discount. It was also determined on the date of issue, that the note had $27,535 in derivative discount. The note has a 9-month maturity date. The Company may prepay this Note upon 3 business days, written notice and in accordance with the following schedule: If within 60 calendar days from the execution of this Note, 120% of all outstanding principal and interest due on each outstanding Note in one payment. On or after 60 calendar days from the execution of the Note and within 120 days from execution, 130% of all outstanding principal and interest due on each outstanding Note in one payment. Between 121 and 180 days from the date of execution, the Note may be prepaid for 135% of all outstanding amounts due on each outstanding Note in one payment. The Note has conversion rights of .00081 at any time after date of issue for its holder. The $40,000 funds were used for working capital. As of June 30, 2019, the note had a principal balance of $44,000 and accrued interest of $684. It also had a debt discount balance of $27,949 after amortizing $3,586 of debt discount over the past six months ended June 30, 2019.

On June 7, 2019, we entered into a 10% interest bearing note agreement with GHS Investments LLC in the amount of $35,000. The Note has a $5,000 original issue discount. It was also determined on the date of issue, that the note had $25,783 in derivative discount. The note has a 9-month maturity date. The Company may prepay this Note upon 3 business days, written notice and in accordance with the following schedule: If within 60 calendar days from the execution of this Note, 120% of all outstanding principal and interest due on each outstanding Note in one payment. On or after 60 calendar days from the execution of the Note and within 120 days from execution, 130% of all outstanding principal and interest due on each outstanding Note in one payment. Between 121 and 180 days from the date of execution, the Note may be prepaid for 135% of all outstanding amounts due on each outstanding Note in one payment. The Note has conversion rights of .00024 at any time after date of issue for its holder. The $30,000 funds were used for working capital. As of June 30, 2019, the note had a principal balance of $35,000 and accrued interest of $233. It also had a debt discount balance of $29,939 after amortizing $844 of debt discount over the past six months ended June 30, 2019.

Note 6 Loan Payable – Other and Non-Convertible

On November 15, 2012, we issued a note to a private individual in the amount of $170,000 with interest accruing at 8% per annum. This note was extended to June 30, 2018. This note is presently in default. As of June 30, 2019, the accrued interest was $40,875.

On March 29, 2017, we entered into a lease and working capital credit facility with Caliber Capital & Leasing LLC and its assignee, Real Estate Acquisition Development Sales, LLC (“READS”). Under the agreements, READS is providing an initial commitment of up to $2.5 million for the construction of our first processing line in our centralized Carbon Finishing Plant in Ohio. We received our first advance on the commitment on October 6, 2017. The interest accrues at 9.5% and has the option for two one-year extensions. During the year ended December 31, 2018, the working capital credit facility was cancelled. As of June 30, 2019, this note has an outstanding balance in the amount of $543,000 with accrued interest in the amount of $85,094.

Note 7 – Fair value of Financial Instruments and Derivative Liabilities

The carrying value of cash, accounts payable and accrued expenses, and debt approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Carrying amount of the Company’s long-term debt approximates fair value based upon its determined derivative discounts. There was no long-term debt of the Company for the six months ended June 30, 2019.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of June 30, 2019:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$111,832	$-	$-	$111,832
Warrant derivative liabilities	$15	$-	$-	$15
Total	$111,847	$-	$-	$111,847

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

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 5), that became convertible during prior years as well as the mandatorily redeemable Series B convertible preferred stock issued during the six months ended June, 2019 (see Note 8), qualified these as derivative instruments since the number of shares issuable under the notes and preferred shares are indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. As a result, all other equity linked instruments including outstanding warrants and fixed rate convertible debt were tainted and also required derivative accounting treatment.

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

The following assumptions were used for the valuation of the derivative liability related to the Notes, Preferred Shares and subset to the Warrants as of June 30, 2019:

●	The stock price of $0.0016 to $0.0003 in this period (variable conversion price; reset provisions; and upon redemption or default penalties) would fluctuate with the Company’s projected volatility;
●	An event of default adjusting the interest rate would occur 0% of the time for all notes –some of the notes are in default;
●	The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of comparable companies and the term remaining for each note was from 158.1% through 439% at issuance, conversion, and quarters ends;
●	The company would redeem the notes (with the corresponding penalty) projected initially at 0% of the time for all notes; and
●	The projected reset events for the new GHS note are quarterly triggering the adjustments at 50% of market
●	For the variable rate (some notes include conversion rate ceilings – the lessor of variable rates and a fixed rate) and fixed rate Notes, the Holder would convert (after 0 days) at maturity based on ownership and trading volume limits; and
●	The Holder would automatically convert the note or exercise early at a multiple of the conversion/exercise or the stock price if the registration was effective (after 0 days) and the Company was not in default.

Using the results from the model, the Company recorded additional paid in capital of $144,477 from the settlement of derivative liability as a result of the conversion of $217,763 of debt and accrued interest. The derivative liability recorded for the convertible feature of new debt in the amount of $244,375 amounted to $141,316 with new debt discount of $170,805 which is being amortized over the remaining term of the instrument using the effective interest rate method, and is classified as convertible debt on the balance sheet. The Company recorded the change in the fair value of the derivative liability as a loss of $55,004 to reflect the value of the derivative liability for warrants and convertible instruments as $111,847 as of June 30, 2019.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs as of June 30, 2019:

Balance at December 31, 2018	$60,004
Fair value of derivative liability at issuance charged to debt discount	141,316
Settlement of derivative liability due to conversion	(144,477)
Unrealized derivative loss included in other expense	55,004
Balance at June 30, 2019	$111,847

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

On December 31, 2018, the Company had outstanding 60,910 shares of our Series B Convertible Preferred Stock with a debt discount of $26,090. During the six months ended June 30, 2019, 13,610 of these shares and $817 of dividend were converted into 16,029,556 shares of our common stock and $4,890 of the debt discount was expensed to interest due to conversion. This left a balance of $47,300 which the Company bought back on April 16, 2019 by paying Geneva Roth Remark Holdings, Inc. an amount of $64,886 which included $17,586 in interest. None of the Company’s Preferred shares are outstanding as of June 30, 2019.

Note 9 Equity

Common Stock

On February 15, 2019, Coolidge Capital LLC returned the 3,279,428 shares it received on December 7, 2018, for cancelation and the Company reversed that conversion entry and increased the Coolidge note by 5,116. (see Note 5)

During the quarter ended March 31, 2019, H.E. Capital S.A. converted a total of $77,000 of its Line of Credit into 30,000,000 shares of the Company’s common stock.

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

During the quarter ended June 30, 2019, GHS Investments LLC exercised its right to convert $63,945 of principal and interest into 146,142,209 of common stock of the Company.

Warrants

During the six months ended June 30, 2019, there were no warrants issued, exercised or forfeited. We had 24,358,342 common stock warrants outstanding which have a weighted average exercise price of $0.10 and weighted average remaining years of 1.47 years. The aggregate intrinsic value of the outstanding common stock warrants as of June 30, 2019 was $0.

Note 10 Related Party Transactions

For the six months ended June 30, 2019, the Company borrowed $1,500 from the LOC we have with H.E. Capital and another $1,255 when the H.E. Capital paid that amount in accounts payable for the Company. H.E. Capital converted $77,000 of the LOC for 30,000,000 shares of our common stock.

Note 11 Subsequent Events

On July 5, 2019, GHS Investments, LLC converted $4,748 of principal and $143 of interest into 27,170,000 of common stock of the Company.

On August 1, 2019, GHS Investments, LLC converted $3,046 of principal and $215 of interest into 27,171,000 of common stock of the Company.

On July 16, 2019, we entered into a 10% interest bearing note agreement with GHS Investments LLC in the amount of $35,000. The Note has a $5,000 original issue discount. The note has a 9 month maturity date. The Company may prepay this Note upon 3 business days, written notice and in accordance with the following schedule: If within 60 calendar days from the execution of this Note, 120% of all outstanding principal and interest due on each outstanding Note in one payment. On or after 60 calendar days from the execution of the Note and within 120 days from execution, 130% of all outstanding principal and interest due on each outstanding Note in one payment. Between 121 and 180 days from the date of execution, the Note may be prepaid for 135% of all outstanding amounts due on each outstanding Note in one payment. The Note has conversion rights .00014 at any time after date of issue for its holder. The $30,000 funds will be used for working capital.

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

We intend for the following discussion to assist in the understanding of our financial position and our results of operations for the six months ended June 30, 2019 and 2018. You should refer to the Consolidated Financial Statements and related Notes in conjunction with this discussion.

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

Recent Developments

Over the last year and the first six months of 2019, we have been pushing through the slowed progress which was a result of stalled funding we incurred in 2017 and 2018. Our focus is to secure funding to build the Carbon Finishing Plant and a Tire Processing Plant or a combination of both as one unit. These discussions are progressing going forward, but we have not signed a definitive agreement to finance a Processing Plant to date. As a result, the execution of our business plan has slipped by several months, and we now forecast the Carbon Finishing Plant. For the remainder of 2019, we will continue to be in an investment mode for which we anticipate these investments to generate revenues starting in late 2019 and/or into the first quarter of 2020. The goal is to reach our forecasted revenue of $1 Million to $2 Million in 2020, and an estimated $15 Million in recurring revenues from 2021 onwards.

Management intends to finance operating costs over the next twelve months with credit lines, loans and/or private placement of common stock.

On March 27, 2018, our CEO, Secretary and Treasurer and four managers, agreed to waive payment of their accrued salaries that were outstanding as of December 31, 2017, which was accounted for as a contribution to equity.

On March 8, 2018, we filed with the state of Delaware, Division of Corporations, a Certificate of Designations of Preferences, Rights and Limitations for 300,000 shares of a Series B Convertible Preferred Stock. These Series B Convertible Preferred shares are senior to Common Shareholders in reference to liquidation dividends and are junior to the Series A Convertible Preferred shares. The Series B Convertible Preferred Shares have an annual 12% dividend and have no voting rights. The redemption options for these shares are 105% for the first 30 days, 110% for the first 60 days, 115% for the first 90 days, 120% for the first 120 days, 125% for the first 150 days and 130% for the first 180 days, then after no redemption rights. Twelve months from the issue date, the Company has a “mandatory redemption date” to redeem the outstanding shares not converted. The shares have conversion rights to convert at 75% of the average of the two lowest common stock prices ten days before the date of conversion. As of the six months ended June 30, 2019, none of the shares of our Series B Convertible Preferred Stock were outstanding.

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

On January 24, 2019, the Company’s board voted on and approved what it had determined to be its present outstanding stock condition in the market. The Company’s stock was moving at such a conversion speed by certain note holders to the point the Company was going to be unable to accommodate the reserve shares requirement from its unissued shares. The Company did not have the financial resources to repay the note holders at this time nor enough time to facilitate new funding to stop the conversions which continues to lower the price of the stock in the market which increases the reserves needed to supply the conversions. The Company’s 750,000,000 authorized common shares would be consumed rapidly if something is not accomplished. Therefore, it was in the consensus of the board to recommend that the shareholders authorize a reverse stock split to increase the price of the stock in the market and to reduce the shares outstanding. Accordingly, the board recommended that the shareholders act to authorize the board to effect a reverse split of the Company’s common stock in any amount up to 200 to one at any time within one year of the date of this authorization, at the board’s discretion. The Company’s shareholders, acting by majority written consent, acted on January 24, 2019, to authorize the board to implement the reverse split on those terms. Presently, the board has not yet voted to implement the authorized reverse stock.

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

Results of Operations

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018.

The Company had no operating revenues or cost of revenues for the six months ended June 30, 2019 and 2018.

Operating Expenses

The salaries and professional fees for the six months ended June 30, 2019 were $701,723 as compared to $974,515 for the six months ended June 30, 2018, a decrease of $272,792, representing a 28% decrease. The salaries and professional fees for the six months ended June 30, 2019 included $633,752 in accrued salaries and $67,971 in professional fees. Compared to the six months ended June 30, 2018, there were $798,750 in accrued salaries and $175,765 in professional fees.

The general and administrative expenses for the six months ended June 30, 2019 were $31,311 in general overhead expenses as compared to $52,658 for the six months ended June 30, 2018, a decrease of $21,347 representing a 41% decrease. The major decrease was the result of a decrease in the costs of our stock review in the amount of $13,000, a decrease of $5,000 in our travel expenses and the balance was a decrease in our general overhead expenses in the amount of $3,347.

Other Income and Expenses

Other income and expenses for the six months ended June 30, 2019 was ($432,267) as compared to $98,013 for the six months ended June 30, 2018, an increase of $530,280 in expenses representing an increase of 541%. We recorded for the six months ended June 30, 2019, ($55,004) in a loss in fair value of derivatives and a gain in fair value of derivatives of 298,431 for the six months ended June 30, 2018. We recorded for the six months ended June 30, 2019 $354,134 in interest expense on our outstanding notes as compared to $200,418 in interest expense for the six months ended June 30, 2018. The increase was due to the increase in new debt. A detail of the new debt can be found in the notes to the financial statement dealing with debt.

Net Loss

As a result of the above, the Company had a net loss of $1,165,301 for six months ended June 30, 2019 as compared to a loss of $929,160 for the six months ended June 30, 2018.

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018.

The Company is a pre revenue-stage technology company that has developed a GEN 1 End of Life Tire Processing Solution that produces two valuable end products – Brent crude standard blend stock oil and carbon black. The Company had no operating revenues or cost of revenues for the three months ended June 30, 2019 and 2018.

Operating Expenses

The wages and professional fees for the three months ended June 30, 2019 were $359,611 as compared to $524,279 for the three months ended June 30, 2018, a decrease of $164,668 or approximately 31%. The wages and professional fees for the three months ended June 30, 2019 included $38,292 in professional fees and $321,319 in accrued wages. For the three months ended June 30, 2018, the wages and professional fees included $122,784 in professional fees and $401,495 in accrued wages.

The general and administrative expenses for the three months ended June 30, 2019 were $21,437 as compared to $23,553 for the three months ended June 30, 2018, a decrease of approximately 9%. This decrease of $2,116 was the result of a decrease in overhead expenses.

Other Income and Expenses

Other income and expenses for the three months ended June 30, 2019 were $28,185 as compared to $67,329 for the three months ended June 30, 2018, a decrease of 58%. This decrease of $39,144 was the result of our interest expense on the working capital notes amounting to $135,306 as compared to $121,198 in interest expense for the three months ended June 30, 2018 and an increase in gain in fair value of derivatives in the amount of $107,121 for the three months ended June 30, 2019 as compared to $53,869 for the three months ended June 30, 2018.

Net Loss

As a result of the above, the Company had a net loss of $409,233 for the three months ended June 30, 2019 as compared to a loss of $615,161 for the three months ended June 30, 2018.

Liquidity and Capital Resources

On June 30, 2019, we had a balance of cash in the bank in the amount of $12,646. Included in other current assets is $5,000 in prepaid expenses. We had $834,682 in accounts payable to vendors, we had $756,029 in accrued interest on our note obligations and $2,165,135 in accrued payroll. We also had $60,000 in stock payable in connection with our acquisition of the minority interest in Smart Fuel on June 30, 2017.

We had secured debentures payable in the amount of $305,000. We had loan payable–related party-convertible in the amount of $1,360,392. We had loan payable-other-convertible in the amount of $320,825. We had $713,000 in loan payable-other-non-convertible. We had no liability as a result of sales of our preferred shares. We had derivative liability in the amount of $111,847. Please refer to our notes to the financials for further information concerning note liabilities.

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

We had negative cash flows from operations for the six months ended June 30, 2019 in the amount of ($157,620) as compared to the same period ended June 30, 2018 in the amount of ($265,008). We had cash provided of $169,086 in financing activities for the six months ended June 30, 2019 as compared to $259,925 for the same period ended June 30, 2018. We received proceeds from loan payable-related party of $1,500 where we received $81,100 in 2018. We paid no loan payable-related party where we paid $67,000 in 2018. We received $214,886 from loans payable other where we received $140,000 in 2018. We received no proceeds from our Preferred shares where we received $125,000 for the same period ended June 30, 2018. We had no payments in accounts payable to a related party for the six months ended June 30, 2019, where we did pay $19,175 in accounts payable to a related party for the same period in 2018.

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

Item 4. Controls and Procedures.

Evaluation of Disclosures and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Chief Executive Officer (“CEO”) (principal executive), Gary DeLaurentiis and our principal financial officer, Chris Smith, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and principal financial officer concluded that the Company’s disclosure controls and procedures are ineffective. Once the first plant is funded and the Company has operations, it will have sufficient resources to address the inefficiencies.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 15, 2019, Coolidge Capital LLC returned the 3,279,428 shares it received on December 7, 2018, for cancelation and the Company reversed that conversion entry and increased the Coolidge note by $5,116. (see Note 5)

During the quarter ended March 31, 2019, H.E. Capital S.A. converted a total of $77,000 of its Line of Credit into 30,000,000 shares of the Company’s common stock.

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

During the quarter ended March 31, 2019, Geneva Roth exercised its right to convert a total of 13,610 of the 60,910 shares of Series B Convertible Preferred Stock of the Company it purchased during 2018 and was holding on December 31, 2018, leaving 47,300 of these shares outstanding on March 31, 2019. The conversion also included $817 of dividends. The conversion was for 16,029,556 shares of common stock. These shares are no longer outstanding, they were redeemed on April 16, 2019. Please see Note 8 in notes to the financial statements.

During the quarter ended June 30, 2019, GHS Investments LLC exercised its right to convert $63,945 of principal and interest into 146,142,209 of common stock of the Company.

There was no general solicitation used in the above securities transactions. In each instance, these securities were issued following arms’-length negotiations in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder as not involving any public offering.

Item 3. Defaults Upon Senior Securities.

We remain in default under promissory notes issued on January 21, 2011 for failure to make required payments of interest and principal by September 24, 2012. As of June 30, 2019, this note has an aggregate of principal and accrued interest in the amount of $634,838.

On November 16, 2012, we issued a note to a private individual in the amount of $170,000 with interest accruing at 8% per annum. This note was extended to June 30, 2018. This note is presently in default. As of June 30, 2019, this note has an aggregate of principal and accrued interest in the amount of $210,875.

On May 16, 2016, we approved H.E. Capital S.A.’s (HEC) request to assign to a private company $200,000 of its Line of Credit Note. We approved the request and reduced HEC’s Line of Credit Note for that amount and recorded a new note. On July 19, 2016, the private company converted $100,000 of its note into 1,000,000 common shares of the Company’s stock. In January 2018, the maturity date of the Line of Credit was extended to December 31, 2018, but was not extended there- after. The note is in default. As of June 30, 219, this note has an aggregate of principal and accrued interest in the amount of $126,389.

On July 1, 2016, we issued a note to a private individual in the amount of $49,295. This new note has $0.50 conversion rights attached to it and accrues interest at 8%. In January 2018, the maturity date was extended to June 30, 2018. This note is presently in default. As of June 30, 2019, this note had an aggregate of principal and accrued interest in the amount of $61,126.

The notes to our former CEO, Chris Bowers were in default December 31, 2018 when these notes were not extended. As of June 30, 2019, these notes had an aggregate of principal and accrued interest in the amount of $1,353,828. (see footnote 3 to the financial statements)

On May 31, 2018, we entered into a 12% interest bearing note agreement with Coolidge Capital LLC in the amount of $75,000; the note had a $4,500 original issue discount. It was also determined on the date of issue, that the note had $40,366 in derivative discount. The note had a maturity date of February 28, 2019. On February 11, 2019, Coolidge Capital LLC assigned the note to GHS Investments, LLC in a cash buy out approved by the Company, Coolidge Capital LLC and GHS Investments, LLC. The note is in default as of today. (see footnote 5 to the financial statements)

On May 22, 2018, we entered into a 12% interest bearing note agreement with JSJ Investments, Inc. in the amount of $75,000; the note has a $5,500 original issue discount. It was also determined at issue date, that the note had $69,500 in derivative discount. The note has a maturity date of May 22, 2019 and this note is in default. The Company may pay this note in full, together with any and all accrued and unpaid interest, plus any applicable pre-payment premium set forth in the agreement and subject to the terms of the agreement at any time on or prior to the date which occurs 180 days after the date of issue (Prepay Date). In the event the note is not prepaid in full on or before the Prepay Date, the note will incur a prepayment premium of 135% for the first 90 days, 140% from 91 days to 120 days, 145% from 121 days to 180 days and 150% until maturity date. The note has conversion rights at any time after the Prepay Date for its holder at a 40% discount to the lowest trading price during the previous twenty trading days to the date of a conversion notice. On December 3, 2018, JSJ Investments, Inc. exercised its right to convert $5,084 of the debt into 3,868,756 common shares of the Company Stock. This note had a balance of $69,916 and accrued interest in the amount of $5,551 as of December 31, 2018. It also had a $53,833 in unamortized debt discount. On February 12, 2019, JSJ Investments, Inc. assigned the note to GHS Investments, LLC in a cash buy out in an agreement approved by the Company, JSJ Investments, Inc. (JSJ) and GHS Investments, LLC (GHS). GHS assumed the note balance in the amount of $69,916 and paid JSJ $6,110 in accrued interest. GHS also paid $17,479 in penalty interest which was added to the principal balance of the note. Subsequent to GHS assuming the note, GHS has converted $69,910 of the note balance and $6,947 of accrued interest into common shares of the Company. The debt discount was reduced by $36,089 as a result of the conversion and amortization of the debt discount amounted to $17,744 for the six months ended June 30, 2019. As of June 30, 2019, the note had a balance of $17,485 with accrued interest in the amount of $871 and no debt discount balance. This note is in default.

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

Green EnviroTech Holdings Corp.

Date: August 14, 2019	By:	/s/ Gary DeLaurentiis
Gary DeLaurentiis
Principal Executive Officer

Green EnviroTech Holdings Corp.

Date: August 14, 2019	By:	/s/ Chris Smith
Chris Smith
Principal Financial Officer

