Form 10-Q
period 2019-09-30
GREEN ENVIROTECH HOLDINGS CORP.
filed 2019-11-14
CIK 1428765

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ________________________

Commission file number: 000-54395

GREEN ENVIROTECH HOLDINGS CORP.

(Exact name of registrant as specified in its charter)

DELAWARE	32-0218005
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Mt. Jefferson Rd., Suite 7-172 West Jefferson, NC 28694	28694
(Address of principal executive offices)	(Zip Code)

(209) 605-1180

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 628,736,986 shares of common stock are issued and outstanding as of November 14, 2019.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements in this quarterly report on Form 10-Q may be “forward-looking statements.” Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not a guarantee of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this quarterly report on Form 10-Q, including the risks described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this quarterly report on Form 10-Q and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our ability to raise any financing which we may require for our operations, competition, government regulations and requirements, pricing and development difficulties, our ability to make acquisitions and successfully integrate those acquisitions with our business, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and, except as may be required under applicable securities laws, we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this quarterly report on Form 10-Q.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED BALANCE SHEETS

UNAUDITED

	September 30,	December 31,
	2019	2018
ASSETS

CURRENT ASSETS
Cash	$9,494	$1,180
Prepaid expenses	2,000	2,000
Total current assets	11,494	3,180

TOTAL ASSETS	$11,494	$3,180

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$838,919	$842,563
Due to related party	11,843	-
Accrued expenses	3,305,199	2,189,723
Other current liabilities	60,000	60,000
Secured debentures payable	305,000	305,000
Loan Payable-related party-convertible	1,360,392	1,434,637
Loan Payable-other-convertible	380,563	222,860
Loan Payable-other-non-convertible	713,000	713,000
Derivative liability	40,094	60,004
Series B 12% Convertible Cumulative Preferred Stock; $0.001 par value, $1.00 stated value, 300,000 shares authorized, 0 and 60,910 shares issued and outstanding as of September 30, 2019 and December 31, 2018 respectively	-	34,820
Total current liabilities	7,015,010	5,862,607

Loan payable-other-convertible, long term	-	38,203

TOTAL LIABILITIES	7,015,010	5,900,810

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 25,000,000 shares authorized, 0 shares issued and outstanding	-	-
Convertible Series A Preferred Stock $0.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 750,000,000 shares authorized, 628,736,986 and 156,952,606 shares issued and outstanding	628,737	156,952
Additional paid in capital	23,649,829	23,650,375
Accumulated deficit	(31,282,082)	(29,704,957)
Total Green Envirotech Holdings Corp. Stockholders’ deficit	(7,003,516)	(5,897,630)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,494	$3,180

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	NINE MONTHS	NINE MONTHS	THREE MONTHS	THREE MONTHS
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

OPERATING EXPENSES
Wages and professional fees	$1,035,138	$1,462,355	$333,415	$487,840
General and administrative	59,504	69,019	28,193	16,361
Total operating expenses	1,094,642	1,531,374	361,608	504,201

Total net loss from operating expenses	(1,094,642)	(1,531,374)	(361,608)	(504,201)

OTHER INCOME (EXPENSE)
Interest expense	(502,988)	(322,588)	(125,725)	(122,170)
Gain in fair value of derivative	20,505	455,638	75,509	157,207
Total non-operating income (expenses)	(482,483)	133,050	(50,216)	35,037

NET LOSS	(1,577,125)	(1,398,324)	(411,824)	(469,164)

Dividends applicable to preferred stock	(2,397)	(7,734)	-	(3,202)

Net loss applicable to commons stock holders	$(1,579,522)	$(1,406,058)	$(411,824)	$(472,366)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	502,729,849	43,913,056	598,646,116	45,493,665

NET LOSS PER COMMON SHARE-BASIC AND DILUTED:	$(0.00)	$(0.03)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

UNAUDITED

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2017	40,126,655	$40,127	$21,604,141	$(26,629,318)	$(4,985,050)

Conversion of loans payable and accrued interest for common stock	1,826,646	1,826	43,174	-	45,000

Conversion of accounts payable for common stock	250,000	250	4,750	-	5,000

Settlement of derivative liability as a result of debt conversion	-	-	33,330	-	33,330

Derivative liability from tainted warrants	-	-	(817)	-	(817)

Accrued salary given as equity	-	-	1,684,711	-	1,684,711

Net loss for the three months ended March 30, 2018	-	-	-	(313,999)	(313,999)
Balance - March 31, 2018	42,203,301	$42,203	$23,369,289	$(26,943,317)	$(3,531,825)

Conversion of loans payable and accrued interest for common stock	974,025	974	14,026	-	15,000

Conversion of loans payable for common stock-Related party	1,000,000	1,000	39,000	-	40,000
				15,775
Settlement of derivative liability as a result debt conversion	-	-	19,368	-	19,368

Net loss for the three months ended June 30, 2018	-	-	-	(615,161)	(615,161)
Balance - June 30, 2018	44,177,326	$44,177	$23,441,683	$(27,558,478)	$(4,072,618)

Conversion of loans payable and accrued interest for common stock	6,890,914	6,891	21,108	-	27,999

Conversion of preferred shares for common stock	3,835,417	3,835	15,775	-	19,610

Settlement of derivative liability as a result debt conversion	-	-	43,306	-	43,306

Net loss for the three months ended September 30, 2018				(469,164)	(469,164)

Balance - September 30, 2018	54,903,657	$54,903	$23,521,872	$(28,027,642)	$(4,450,867)

Balance - December 31, 2018	156,952,606	$156,952	$23,650,375	$(29,704,957)	$(5,897,630)

Conversion of loans payable for common stock	188,057,298	188,057	(40,799)	-	147,258

Conversion of preferred shares for common stock	15,121,778	15,122	(1,512)	-	13,610

Conversion of loans payable for common stock-Related party	30,000,000	30,000	47,000	-	77,000

Conversion of dividends payable for common stock	907,778	908	(91)	-	817

Conversion of accrued interest for common stock	7,332,317	7,332	(773)	-	6,559

Settlement of derivative liability as a result of debt conversion	-	-	113,900	-	113,900

Net loss for the three months ended March 31, 2019	-	-	-	(756,068)	(756,068)
Balance - March 31, 2019	398,371,777	$398,371	$23,768,100	$(30,461,025)	$(6,294,554)

Conversion of loans payable for common stock	140,113,043	140,114	(79,349)	-	60,765

Conversion of accrued interest for common stock	6,029,166	6,029	(2,848)	-	3,181

Settlement of derivative liability as a result of debt conversion	-	-	30,577	-	30,577

Net loss for the three months ended June 30, 2019	-	-	-	(409,233)	(409,233)
Balance - June 30, 2019	544,513,986	$544,514	$23,716,480	$(30,870,258)	$(6,609,264)

Conversion of loans payable for common stock	80,070,222	80,070	(68,879)	-	11,191

Conversion of accrued interest for common stock	4,152,778	4,153	(3,607)	-	546

Settlement of derivative liability as a result of debt conversion	-	-	5,835	-	5,835

Net loss for the three months ended September 30, 2019	-	-	-	(411,824)	(411,824)

Balance - September 30, 2019	628,736,986	$628,737	$23,649,829	$(31,282,082)	$(7,003,516)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	FOR THE	FOR THE
	NINE MONTHS ENDED	NINE MONTHS ENDED
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,577,125)	$(1,398,324)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount and derivative discount	223,858	110,074
Initial loss on derivative	-	40,354
Change in fair value of derivatives	(20,505)	(455,638)
Penalty interest	41,479	4,000

Change in assets and liabilities
Decrease in deposits and other current assets	-	(2,000)
Increase in accounts payable and accrued expenses	1,146,521	1,435,743
Net cash used in operating activities	(185,772)	(265,791)

CASH FLOWS FROM INVESTING ACTIVITIES:

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on line of credit - related party	1,500	81,100
Principal payments on debt-related party	-	(67,000)
Borrowing from others - non-related party	244,886	140,000
Preferred shares issued for cash	-	125,000
Preferred shares redeemed for cash	(47,300)	-
Payments on - due to related party	(5,000)	(19,175)
Net cash provided by financing activities	194,086	259,925

NET INCREASE (DECREASE) IN CASH	8,314	(5,866)

CASH - BEGINNING OF PERIOD	1,180	6,054

CASH - END OF PERIOD	$9,494	$188

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$60,000
Income Taxes	$-	$-

NON-CASH SUPPLEMENTAL INFORMATION:
Accounts payable settled by a third party	$1,255	$-
Accrued interest added to debt principal	$6,000	$-
Accrued interest converted to common stock	$15,774	$-
Accrued salary contributed to equity	$-	$1,684,711
Additions to construction in progress in accounts payable	$-	$177,626
Additions to construction in progress in accrued interest	$-	$37,931
Conversion of accounts payable for common stock	$-	$5,000
Debt principal converted to common stock	$213,726	$128,000
Debt principal converted to common stock-Related Party	$77,000	$-
Expenses paid by Related Party on behalf of the Company	$16,843	$-
Preferred stock converted into common stock	$13,610	$19,610
Preferred stock dividend converted to common stock	$817	$-
Derivative liability from tainted warrants, preferred stock and notes	$150,907	$188,223
Settlement of derivative liability as a result of debt settlement	$150,312	$96,004

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GREEN ENVIROTECH HOLDINGS CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 Basis of Presentation and Accounting Policies

The unaudited interim consolidated financial statements include our wholly owned subsidiary, GETH CFP, Inc. (“CFP”). CFP is a Delaware Corporation formed on February 9, 2017 for the purpose of handling and upgrading both third party carbon black and the carbon black produced by our GEN 1 End of Life Tire Processing Plants. All significant inter-company balances and transactions have been eliminated in the consolidation as of and for the nine months ended September 30, 2019.

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

In the opinion of management, the information furnished in these unaudited interim consolidated financial statements reflect all adjustments necessary for a fair statement of the financial position and results of operations and cash flows as of and for the nine months ended September 30, 2019 and 2018. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year. Notes to the unaudited interim consolidated financial statements which would substantially duplicate the disclosures contained in the audited financial statements for the most recent fiscal period, as reported in the Form 10-K, have been omitted.

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

Effective January 1, 2019, the Company adopted ASU No. 2018-07, Compensation – Stock Based Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-7”), which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The adoption of ASU 2018-07 did not have any impact on the Company’s consolidated financial statements.

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, “Leases: Topic 842 (ASU 2016-02)”, to supersede nearly all existing lease guidance under GAAP. The guidance would require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. ASU 2016-02 is effective for the Company as of January 1, 2019 and adoption requires using a modified retrospective approach with the option to elect certain practical expedients. The Company has determined that it does not have any leases that fall under the guidance of ASU 2016-02 and it had no impact on its consolidated financial statements.

Note 2 Going Concern

These unaudited interim consolidated financial statements have been prepared on a going concern basis which assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. For the nine months ended September 30, 2019, we had a net loss. We also have a working capital deficit and an accumulated deficit. These factors raise substantial doubt about our ability to continue as a going concern.

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

Note 3 Loan Payable – Related Party and Convertible

On March 3, 2017, we approved a new working capital line of credit loan with our former CEO, Chris Bowers in the amount up to $150,000 with interest at 8% which matured on December 31, 2017. The maturity date was extended to December 31, 2018 and was not extended further. The note is in default. The note has conversion rights for our common shares at $0.10 per share. In the nine months ended September 30, 2019, the Company had no borrowings on the LOC and had no repayments. The Company evaluated this convertible LOC for Beneficial Conversion Features (BCF) and concluded that the LOC incurred a Beneficial Conversion Features (BCF) when it was issued. The BCF resulted in a debt discount in the amount of $35,300 of which the full amount was amortized in 2017. As of September 30, 2019, this note had a balance of $54,100 and accrued interest in the amount of $15,459.

On August 15, 2016, we accepted a Line of Credit (LOC) in the amount of $500,000 from our former CEO Chris Bowers. On November 14, 2016, we accepted a second Line of Credit (LOC) in the amount of $500,000 from our former CEO. As of September 30, 2019, these two LOCs had an outstanding balance in the amount of $1,000,000 with $150,000 in accrued interest. The due date for both of these loans were extended to December 31, 2018, but were not extended further and are in default. The funds were used for working capital in the Company. The first LOC has two Addendums attached to it. Addendum A clarifies debt conversion rights attached to the LOC at $0.20 per share of common stock. Addendum B clarifies other rights attached to the LOC. These other rights, referred to above, are numbered below. (The second LOC has the same rights as that of the first LOC). These certain other rights in Addendum B provide for the following:

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

The Company also has an outstanding note payable to our former CEO Chris Bowers for $134,000. The note is subject to annual interest of eight percent (8%), convertible at $0.50 per share and matured on December 31, 2017. The maturity date was extended to December 31, 2018, but was not extended and is in default. As of September 30, 2019, the accrued interest on this note was $34,062.

We have an unsecured line of credit with H. E. Capital, S. A., a related party. The line of credit accrues interest at the rate of 8% per annum. The maturity date of the line of credit was extended to December 31, 2019. This line of credit has a $0.10 per common share conversion rate. Balance of the line of credit at September 30, 2019 was $172,292 with accrued interest in the amount of $92,798. For the nine months ended September 30, 2019, the Company borrowed $1,500 from the LOC and another $1,255 when the LOC paid that amount in accounts payable for the Company. H.E. Capital converted $77,000 of the LOC for 30,000,000 shares of our common stock.

Note 4 Secured Debentures

On January 24, 2011, we entered into a series of securities purchase agreements with investors pursuant to which we sold an aggregate of $380,000 in 12% secured debentures. The Debentures are secured by the assets of the Company pursuant to security agreements entered into between us and the investors. As of September 30, 2019, these secured debentures have an outstanding balance of $305,000 and accrued interest in the amount of $339,192. These debentures are in default.

Note 5 Loan Payable – Other and Convertible

On May 16, 2016, we approved H.E. Capital S.A.’s (HEC) request to assign to a private company $200,000 of its Line of Credit Note. We approved the request and reduced HEC’s Line of Credit Note for that amount and recorded a new note. On July 19, 2016, the private company converted $100,000 of its note into 1,000,000 common shares of the Company’s stock. In January 2018, the maturity date of the Line of Credit was extended to December 31, 2018, but was not extended there- after. The note is in default. As of September 30, 2019, the note balance is $100,000 with accrued interest in the amount of $28,405.

On July 1, 2016, we entered into a note with a private individual in the amount of $49,295. This new note has $0.50 conversion rights attached to it and accrues interest at 8%. In January 2018, the maturity date was extended to June 30, 2018. This note is presently in default. As of September 30, 2019, this note had accrued interest in the amount of $12,825.

On July 20, 2017, we entered into an equity purchase agreement for up to $5,000,000 of our common stock with Peak One Opportunity Fund, LP (Peak One). In connection with that same agreement, we also entered into a related registration rights agreement. We issued a non-interest bearing convertible debenture on July 20, 2017 in the amount of $75,000 to Peak One. This debenture matures on July 20, 2020 and was issued as a commitment fee in connection with the agreement, as well as agreed to issue 300,000 shares of our common stock as commitment shares. On July 25, 2017, we issued these shares valued at $27,000. Conversion price is 90% of the lowest closing bid price of the last 20 days prior to the conversion date. The note had a derivative discount in the amount of $75,000 at issue and at September 30, 2019 has none remaining. The derivative discount was written off to interest expense when the balance of the note in the amount of $41,700 was converted into the Company’s common stock during the nine months ended September 30, 2019.

On July 27, 2017, we received the first of three installments in connection with Peak One Opportunity LP (Peak One) purchase agreement for certain Company Convertible Debentures totaling $425,000. We issued to Peak One a three year $75,000 non-interest bearing debenture maturing on July 26, 2020. We received the 2nd installment on November 28, 2017 and issued a non-interest bearing debenture for $50,000 which will mature on November 28, 2020. The debentures had an OID (original issue discount) and derivative discounts totaling $61,200 which are amortized over the term of the debentures. The debentures are convertible into common shares of the Company with certain terms and conditions as set forth in the agreement. The Holder is entitled to, at any time or from time to time, to convert the Conversion Amount into Conversion Shares, at a conversion price for each share of Common Stock equal to the lesser of (a) $0.15 or (b) Sixty Five percent (65%) of the lowest closing bid price (as reported by Bloomberg LP) of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion of the Debentures subject in each case to equitable adjustments resulting from any stock splits, stock dividends, recapitalizations or similar events. During the year ended December 31, 2018, Peak One converted a total of $75,000 of debt and $4,000 fee for 7,232,569 shares of the Company’s common stock. The remaining balance of $50,000 was converted into the Company’s common stock during the nine months ended September 30, 2019 and the balance of the debt discount was written off to interest expense. As of September 30, 2019, the notes have no outstanding balance.

On May 22, 2018, we entered into a 12% interest bearing note agreement with JSJ Investments, Inc. in the amount of $75,000; the note has a $5,500 original issue discount. It was also determined at issue date, that the note had $69,500 in derivative discount. The note has a maturity date of May 22, 2019 and this note is in default. The Company may pay this note in full, together with any and all accrued and unpaid interest, plus any applicable pre-payment premium set forth in the agreement and subject to the terms of the agreement at any time on or prior to the date which occurs 180 days after the date of issue (Prepay Date). In the event the note is not prepaid in full on or before the Prepay Date, the note will incur a prepayment premium of 135% for the first 90 days, 140% from 91 days to 120 days, 145% from 121 days to 180 days and 150% until maturity date. The note has conversion rights at any time after the Prepay Date for its holder at a 40% discount to the lowest trading price during the previous twenty trading days to the date of a conversion notice. On December 3, 2018, JSJ Investments, Inc. exercised its right to convert $5,084 of the debt into 3,868,756 common shares of the Company Stock. This note had a balance of $69,916 and accrued interest in the amount of $5,551 as of December 31, 2018. It also had a $53,833 in unamortized debt discount. On February 12, 2019, JSJ Investments, Inc. assigned the note to GHS Investments, LLC in a cash buy out in an agreement approved by the Company, JSJ Investments, Inc. (JSJ) and GHS Investments, LLC (GHS). GHS assumed the note balance in the amount of $69,916 and paid JSJ $6,110 in accrued interest. GHS also paid $17,479 in penalty interest which was added to the principal balance of the note. Subsequent to GHS assuming the note, GHS has converted $69,910 of the note balance and $6,947 of accrued interest into common shares of the Company. The debt discount on this note was $53,833. As a result of the conversions and amortization of the debt discount, there is no note discount remaining. The amortization and conversion amounted to $53,833 for the nine months ended September 30, 2019. As of September 30, 2019, the note had a balance of $17,485 with accrued interest in the amount of $1,407 and no debt discount balance. This note is in default.

On May 31, 2018, we entered into a 12% interest bearing note agreement with Coolidge Capital LLC in the amount of $75,000; the note has a $4,500 original issue discount. It was also determined on the date of issue, that the note had $40,366 in derivative discount. The note has a maturity date of February 28, 2019. The note is in default as of today. The Company may pay this note in full, together with any and all accrued and unpaid interest, plus any applicable pre-payment premium set forth in the agreement and subject to the terms of the agreement at any time on or prior to the date which occurs 180 days after the date of issue. The prepayment schedule of payments would be 115% for the first 30 days, 120% for the first 60 days, 125% for the first 90 days, 130% for the first 120 days, 135% for the first 150 days and 140% for the first 180 days. After 180 days from date of issue, there is no prepayment until maturity date when the Note is due with interest. The note has conversion rights at any time after 180 days after the date of issue for its holder at a 40% discount to the lowest trading price during the previous twenty trading days to the date of conversion. On December 7, 2018, Coolidge Capital LLC exercised its right to convert $5,116 of the debt into 3,279,428 common shares of the Company Stock. This note had a balance of $69,884 and accrued interest in the amount of $5,332 for the year ended December 31, 2018. It also had a $12,402 in unamortized debt discount. On February 11, 2019, Coolidge Capital LLC assigned the note to GHS Investments, LLC in a cash buy out in an agreement approved by the Company, Coolidge Capital LLC (Coolidge) and GHS Investments, LLC (GHS). Coolidge after approving the assignment, on February 15, 2019 returned the 3,279,428 shares it received on December 7, 2018 for cancelation and the Company reversed that conversion entry. GHS assumed the note balance in the amount of $75,000 and paid Coolidge $6,000 in accrued interest which was added to the principal balance. GHS also paid $24,000 in penalty interest which was also added to the principal balance of the note. Subsequent to GHS assuming the note, GHS has converted $63,231 of the note balance and $3,743 of accrued interest into common shares of the Company. Amortization of the debt discount amounted to $12,402 for the nine months ended September 30, 2019. As of September 30, 2019, the note had a balance of $41,769 with accrued interest in the amount of $1,964 and had no remaining debt discount balance. This note is past due.

On February 22, 2019, we entered into a 10% interest bearing note agreement with GHS Investments LLC in the amount of $47,000. The Note has a $7,000 original issue discount. It was also determined on the date of issue, that the note had $14,346 in derivative discount. The note has a 9-month maturity date. The Company may prepay this Note upon 3 business days, written notice and in accordance with the following schedule: If within 60 calendar days from the execution of this Note, 120% of all outstanding principal and interest due on each outstanding Note in one payment. On or after 60 calendar days from the execution of the Note and within 120 days from execution, 130% of all outstanding principal and interest due on each outstanding Note in one payment. Between 121 and 180 days from the date of execution, the Note may be prepaid for 135% of all outstanding amounts due on each outstanding Note in one payment. The Note has conversion rights of .0015 at any time after date of issue for its holder. The $40,000 funds were used for working capital. As of September 30, 2019, the note had a principal balance of $47,000 and accrued interest of $2,885. It also had a debt discount balance of $5,200 after amortizing $16,146 of debt discount over the past nine months ended September 30, 2019.

On April 2, 2019, we received $40,000 as a result of a note we entered into concerning a 10% interest bearing note agreement with GHS Investments LLC in the amount of $44,000. The Note has a $4,000 original issue discount. It was also determined on the date of issue, that the note had $31,972 in derivative discount. The note has a 9-month maturity date. The Company may prepay this Note upon 3 business days, written notice and in accordance with the following schedule: If within 60 calendar days from the execution of this Note, 120% of all outstanding principal and interest due on each outstanding Note in one payment. On or after 60 calendar days from the execution of the Note and within 120 days from execution, 130% of all outstanding principal and interest due on each outstanding Note in one payment. Between 121 and 180 days from the date of execution, the Note may be prepaid for 135% of all outstanding amounts due on each outstanding Note in one payment. The Note has conversion rights of .00072 at any time after date of issue for its holder. The $40,000 funds were used for working capital. As of September 30, 2019, the note had a principal balance of $44,000 and accrued interest of $1,956. It also had a debt discount balance of $19,385 after amortizing $16,587 of debt discount over the past nine months ended September 30, 2019.

On April 16, 2019, we entered into a 10% interest bearing note agreement with GHS Investments LLC in the amount of $74,375. The Note has a $9,489 original issue discount. It was also determined on the date of issue, that the note had $41,680 in derivative discount. The note has a 9-month maturity date. The Company may prepay this Note upon 3 business days, written notice and in accordance with the following schedule: If within 60 calendar days from the execution of this Note, 120% of all outstanding principal and interest due on each outstanding Note in one payment. On or after 60 calendar days from the execution of the Note and within 120 days from execution, 130% of all outstanding principal and interest due on each outstanding Note in one payment. Between 121 and 180 days from the date of execution, the Note may be prepaid for 135% of all outstanding amounts due on each outstanding Note in one payment. The Note has conversion rights of .00096 at any time after date of issue for its holder. The $64,886 funds were used to pay-off on April 16, 2019 the last outstanding Series B Preferred Shares issued to Geneva Roth Remark Holdings, Inc. As of September 30, 2019, the note had a principal balance of $74,375 and accrued interest of $3,471. It also had a debt discount balance of $27,215 after amortizing $23,954 of debt discount over the past nine months ended September 30, 2019.

On May 6, 2019, we entered into a 10% interest bearing note agreement with GHS Investments LLC in the amount of $44,000. The Note has a $4,000 original issue discount. It was also determined on the date of issue, that the note had $27,535 in derivative discount. The note has a 9-month maturity date. The Company may prepay this Note upon 3 business days, written notice and in accordance with the following schedule: If within 60 calendar days from the execution of this Note, 120% of all outstanding principal and interest due on each outstanding Note in one payment. On or after 60 calendar days from the execution of the Note and within 120 days from execution, 130% of all outstanding principal and interest due on each outstanding Note in one payment. Between 121 and 180 days from the date of execution, the Note may be prepaid for 135% of all outstanding amounts due on each outstanding Note in one payment. The Note has conversion rights of .00081 at any time after date of issue for its holder. The $40,000 funds were used for working capital. As of September 30, 2019, the note had a principal balance of $44,000 and accrued interest of $1,809. It also had a debt discount balance of $19,566 after amortizing $11,969 of debt discount over the past nine months ended September 30, 2019.

On June 7, 2019, we entered into a 10% interest bearing note agreement with GHS Investments LLC in the amount of $35,000. The Note has a $5,000 original issue discount. It was also determined on the date of issue, that the note had $25,783 in derivative discount. The note has a 9-month maturity date. The Company may prepay this Note upon 3 business days, written notice and in accordance with the following schedule: If within 60 calendar days from the execution of this Note, 120% of all outstanding principal and interest due on each outstanding Note in one payment. On or after 60 calendar days from the execution of the Note and within 120 days from execution, 130% of all outstanding principal and interest due on each outstanding Note in one payment. Between 121 and 180 days from the date of execution, the Note may be prepaid for 135% of all outstanding amounts due on each outstanding Note in one payment. The Note has conversion rights of .00024 at any time after date of issue for its holder. The $30,000 funds were used for working capital. As of September 30, 2019, the note had a principal balance of $35,000 and accrued interest of $1,128. It also had a debt discount balance of $25,067 after amortizing $5,716 of debt discount over the past nine months ended September 30, 2019.

On July 16, 2019, we entered into a 10% interest bearing note agreement with GHS Investments LLC in the amount of $35,000. The Note has a $5,000 original issue discount. It was also determined on the date of issue, that the note had $9,592 in derivative discount. The note has a 9-month maturity date. The Company may prepay this Note upon 3 business days, written notice and in accordance with the following schedule: If within 60 calendar days from the execution of this Note, 120% of all outstanding principal and interest due on each outstanding Note in one payment. On or after 60 calendar days from the execution of the Note and within 120 days from execution, 130% of all outstanding principal and interest due on each outstanding Note in one payment. Between 121 and 180 days from the date of execution, the Note may be prepaid for 135% of all outstanding amounts due on each outstanding Note in one payment. The Note has conversion rights of .00014 at any time after date of issue for its holder. The $30,000 funds were used for working capital. As of September 30, 2019, the note had a principal balance of $35,000 and accrued interest of $749. It also had a debt discount balance of $10,928 after amortizing $3,664 of debt discount over the past nine months ended September 30, 2019.

Note 6 Loan Payable – Other and Non-Convertible

On November 15, 2012, we issued a note to a private individual in the amount of $170,000 with interest accruing at 8% per annum. This note was extended to June 30, 2018. This note is presently in default. As of September 30, 2019, the accrued interest was $44,302.

On March 29, 2017, we entered into a lease and working capital credit facility with Caliber Capital & Leasing LLC and its assignee, Real Estate Acquisition Development Sales, LLC (“READS”). Under the agreements, READS is providing an initial commitment of up to $2.5 million for the construction of our first processing line in our centralized Carbon Finishing Plant in Ohio. We received our first advance on the commitment on October 6, 2017. The interest accrues at 9.5% and has the option for two one-year extensions. During the year ended December 31, 2018, the working capital credit facility was cancelled. As of September 30, 2019, this note has an outstanding balance in the amount of $543,000 with accrued interest in the amount of $98,276.

Note 7 – Fair value of Financial Instruments and Derivative Liabilities

The carrying value of cash, accounts payable and accrued expenses, and debt approximate their fair values because of the short-term nature of these instruments. Management believes the Company is not exposed to significant interest or credit risks arising from these financial instruments. The Carrying amount of the Company’s long-term debt approximates fair value based upon its determined derivative discounts. There was no long-term debt of the Company for the nine months ended September 30, 2019.

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

The following table presents the derivative financial instruments, the Company’s only financial liabilities measured and recorded at fair value on the Company’s consolidated balance sheets on a recurring basis, and their level within the fair value hierarchy as of September 30, 2019:

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$40,088	$-	$-	$40,088
Warrant derivative liabilities	$6	$-	$-	$6
Total	$40,094	$-	$-	$40,094

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

The embedded conversion feature in the convertible debt instruments that the Company issued (See Note 5), that became convertible during prior years as well as the mandatorily redeemable Series B convertible preferred stock issued during the nine months ended September, 2019 (see Note 8), qualified these as derivative instruments since the number of shares issuable under the notes and preferred shares are indeterminate based on guidance in FASB ASC 815, Derivatives and Hedging. As a result, all other equity linked instruments including outstanding warrants and fixed rate convertible debt were tainted and also required derivative accounting treatment.

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

The following assumptions were used for the valuation of the derivative liability related to the Notes, Preferred Shares and subset to the Warrants as of September 30, 2019:

●	The stock price of $0.0003 to $0.0002 in this period (variable conversion price; reset provisions; and upon redemption or default penalties) would fluctuate with the Company’s projected volatility;
●	An event of default adjusting the interest rate would occur 0% of the time for all notes –some of the notes are in default;
●	The projected volatility curve from an annualized analysis for each valuation period was based on the historical volatility of comparable companies and the term remaining for each note was from 171.1% through 392.4% at issuance, conversion, and quarters ends;
●	The company would redeem the notes (with the corresponding penalty) projected initially at 0% of the time for all notes; and
●	The projected reset events for the new GHS note are quarterly triggering the adjustments at 50% of market
●	For the variable rate (some notes include conversion rate ceilings – the lessor of variable rates and a fixed rate) and fixed rate Notes, the Holder would convert (after 0 days) at maturity based on ownership and trading volume limits; and
●	The Holder would automatically convert the note or exercise early at a multiple of the conversion/exercise or the stock price if the registration was effective (after 0 days) and the Company was not in default.

Using the results from the model, the Company recorded additional paid in capital of $150,312 from the settlement of derivative liability as a result of the conversion of $229,500 of debt and accrued interest. The derivative liability recorded for the convertible feature of new debt in the amount of $279,375 amounted to $150,907 with new debt discount of $185,397 which is being amortized over the remaining term of the instrument using the effective interest rate method, and is classified as convertible debt on the balance sheet. The Company recorded the change in the fair value of the derivative liability as a gain of $20,505 to reflect the value of the derivative liability for warrants and convertible instruments as $40,094 as of September 30, 2019.

The following table provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative financial instruments, measured at fair value on a recurring basis using significant unobservable inputs as of September 30, 2019:

Balance at December 31, 2018	$60,004
Fair value of derivative liability at issuance charged to debt discount	150,907
Settlement of derivative liability due to conversion	(150,312)
Unrealized derivative gain included in other expense	(20,505)
Balance at September 30, 2019	$40,094

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

On December 31, 2018, the Company had outstanding 60,910 shares of our Series B Convertible Preferred Stock with a debt discount of $26,090. During the nine months ended September 30, 2019, 13,610 of these shares and $817 of dividend were converted into 16,029,556 shares of our common stock and $4,890 of the debt discount was expensed to interest due to conversion. This left a balance of $47,300 which the Company bought back on April 16, 2019 by paying Geneva Roth Remark Holdings, Inc. an amount of $64,886 which included $17,586 in interest. None of the Company’s Preferred shares are outstanding as of September 30, 2019.

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

During the quarter ended March 31, 2019, Peak One exercised its right to convert a total of $41,700 to complete the payment of the $75,000 LOC debenture for 57,916,663 shares of the Company’s common stock.

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

During the quarter ended September 30, 2019, GHS Investments LLC exercised its right to convert $11,737 of principal and interest into 84,223,000 of common stock of the Company.

Warrants

During the nine months ended September 30, 2019, there were no warrants issued, exercised or forfeited. We had 24,358,342 common stock warrants outstanding which have a weighted average exercise price of $0.10 and weighted average remaining years of 1.21 years. The aggregate intrinsic value of the outstanding common stock warrants as of September 30, 2019 was $0.

Note 10 Related Party Transactions

For the nine months ended September 30, 2019, the Company borrowed $1,500 from the LOC we have with H.E. Capital and another $1,255 when the H.E. Capital paid that amount in accounts payable for the Company. H.E. Capital converted $77,000 of the LOC for 30,000,000 shares of our common stock.

We owed our CEO $11,843 as due to related party as of September 30, 2019. During the nine months ended September 30, 2019, the CEO paid expenses on behalf of the Company of $16,843, and was repaid $5,000. These amounts are unsecured, non-interest bearing, and due on demand.

Note 11 Subsequent Events

On October 21, 2019, the Company approved November 30, 2019 as the effective date for the 200 to 1 common stock reverse split approved by majority vote of the Company’s Shareholders on January 18, 2019. The shareholders approved a reverse common stock split of up to 200 per one common stock. No shareholder will be required to return their stock certificate(s) for a new certificate as a result of the reverse stock split. The reverse split is not yet effective as of the filing of these financial statements pending approval from FINRA.

The Company’s Common Stock closed at a price of $0.0001 on November 1, 2019 and the Company approved on that date a new Preferred Stock Series C for the purpose of issuing a Super Majority voting Preferred Stock of the Company. The Preferred Stock Series C will be issued to “The 2016 DeLaurentiis Family Trust”. The CEO will convert a total of $42,000, made up as a combination of amounts due to the CEO and the balance taken from his accrued salary, into 42,000 shares of Preferred Stock Series C with a stated value of $1.00 per share and with conversion rights per share of 10,000 shares of Common Stock of the Company with a bases of $0.0001 per share. The Preferred Stock Shares C will have Super Majority voting rights. This new Preferred Stock Series C Super Majority designation still has to have final stamped approval by State of Delaware. Therefore, none of these shares have been issued.

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

We intend for the following discussion to assist in the understanding of our financial position and our results of operations for the nine months ended September 30, 2019 and 2018. You should refer to the Consolidated Financial Statements and related Notes in conjunction with this discussion.

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

Results of Operations

Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018.

The Company had no operating revenues or cost of revenues for the nine months ended September 30, 2019 and 2018.

Operating Expenses

The salaries and professional fees for the nine months ended September 30, 2019 were $1,035,138 as compared to $1,462,355 for the nine months ended September 30, 2018, a decrease of $427,217, representing a 29% decrease. The salaries and professional fees for the nine months ended September 30, 2019 included $943,129 in accrued salaries and $92,009 in professional fees. Compared to the nine months ended September 30, 2018, there were $1,198,125 in accrued salaries and $264,230 in professional fees.

The general and administrative expenses for the nine months ended September 30, 2019 were $59,504 in general overhead expenses as compared to $69,019 for the nine months ended September 30, 2018, a decrease of $9,515 representing a 14% decrease. The major decrease was the result of a decrease in the costs of our stock in the amount of $10,400.

Other Income and Expenses

Other income and (expenses) for the nine months ended September 30, 2019 was ($482,483) as compared to $133,050 for the nine months ended September 30, 2018, an increase of $615,533 in expenses representing an increase of 463%. We recorded for the nine months ended September 30, 2019, $20,505 in a gain in fair value of derivatives and a gain in fair value of derivatives of $455,638 for the nine months ended September 30, 2018. We recorded for the nine months ended September 30, 2019 $502,988 in interest expense on our outstanding notes as compared to $322,588 in interest expense for the nine months ended September 30, 2018. The increase was due to the increase in new debt. A detail of the new debt can be found in the notes to the financial statements.

Net Loss

As a result of the above, the Company had a net loss of $1,577,125 for nine months ended September 30, 2019 as compared to a loss of $1,398,324 for the nine months ended September 30, 2018.

Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018.

The Company had no operating revenues or cost of revenues for the three months ended September 30, 2019 and 2018.

Operating Expenses

The wages and professional fees for the three months ended September 30, 2019 were $333,415 as compared to $487,840 for the three months ended September 30, 2018, a decrease of $154,425 or approximately 32%. The wages and professional fees for the three months ended September 30, 2019 included $24,038 in professional fees and $309,377 in accrued wages. For the three months ended September 30, 2018, the wages and professional fees included $88,465 in professional fees and $399,375 in accrued wages.

The general and administrative expenses for the three months ended September 30, 2019 were $28,193 as compared to $16,361 for the three months ended September 30, 2018, an increase of approximately 72%. This increase of $11,832 was the result of an increase in overhead expenses.

Other Income and Expenses

Other income and expenses for the three months ended September 30, 2019 were ($50,216) in expenses as compared to $35,037 in income for the three months ended September 30, 2018, an increase of 243% in expenses. This increase of $85,253 in expenses was the result of our interest expense on the working capital notes amounting to $125,725 as compared to $122,170 in interest expense for the three months ended September 30, 2018. The gain in fair value of derivatives was $75,509 for the three months ended September 30, 2019 as compared to $157,207 for the three months ended September 30, 2018 which resulted in a decrease in the amount of $81,698.

Net Loss

As a result of the above, the Company had a net loss of $411,824 for the three months ended September 30, 2019 as compared to a loss of $469,164 for the three months ended September 30, 2018.

Liquidity and Capital Resources

On September 30, 2019, we had a balance of cash in the bank in the amount of $9,494. Included in other current assets is $2,000 in prepaid expenses. We had $838,919 in accounts payable to vendors, we have $11,843 in due to related party, we had $830,687 in accrued interest on our note obligations and $2,474,512 in accrued payroll. We also had $60,000 in stock payable in connection with our acquisition of the minority interest in Smart Fuel.

We had secured debentures payable in the amount of $305,000. We had loan payable–related party-convertible in the amount of $1,360,392. We had loan payable-other-convertible in the amount of $380,563. We had $713,000 in loan payable-other-non-convertible. We had no liability as a result of sales of our preferred shares. We had derivative liability in the amount of $40,094. Please refer to our notes to the financials for further information concerning note liabilities.

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

We had negative cash flows from operations for the nine months ended September 30, 2019 in the amount of ($185,772) as compared to the same period ended September 30, 2018 in the amount of ($265,791). We had cash provided of $199,086 in financing activities for the nine months ended September 30, 2019 as compared to $259,925 for the same period ended September 30, 2018. We received proceeds from loan payable-related party of $1,500 where we received $81,100 in 2018. We paid no loan payable-related party, where we paid $67,000 in 2018. We received $244,886 from loans payable other, where we received $140,000 in 2018. We received no proceeds from our Preferred shares, where we received $125,000 for the same period ended September 30, 2018. We paid $47,300 to redeem 47,300 of preferred shares for the nine months ended September 30, 2019 and none for same period ended September 30, 2018. We had $5,000 payments in due to related party for the nine months ended September 30, 2019, where we paid $19,175 in due to related party for the same period in 2018.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and principal financial officer concluded that the Company’s disclosure controls and procedures are ineffective. Once the first plant is funded and the Company has operations, it will have sufficient resources to address the inefficiencies.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2019, GHS Investments LLC exercised its right to convert $11,737 of principal and interest into 84,223,000 shares of common stock of the Company.

There was no general solicitation used in the above securities transactions. In each instance, these securities were issued following arms’-length negotiations in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933 and the rules and regulations promulgated thereunder as not involving any public offering.

Item 3. Defaults Upon Senior Securities.

We remain in default under promissory notes issued on January 21, 2011 for failure to make required payments of interest and principal by September 24, 2012. As of September 30, 2019, this note has an aggregate of principal and accrued interest in the amount of $644,192.

On November 16, 2012, we issued a note to a private individual in the amount of $170,000 with interest accruing at 8% per annum. This note was extended to June 30, 2018. This note is presently in default. As of September 30, 2019, this note has an aggregate of principal and accrued interest in the amount of $214,302.

On May 16, 2016, we approved H.E. Capital S.A.’s (HEC) request to assign to a private company $200,000 of its Line of Credit Note. We approved the request and reduced HEC’s Line of Credit Note for that amount and recorded a new note. On July 19, 2016, the private company converted $100,000 of its note into 1,000,000 common shares of the Company’s stock. In January 2018, the maturity date of the Line of Credit was extended to December 31, 2018, but was not extended there- after. The note is in default. As of September 30, 2019, this note has an aggregate of principal and accrued interest in the amount of $128,405.

On July 1, 2016, we issued a note to a private individual in the amount of $49,295. This new note has $0.50 conversion rights attached to it and accrues interest at 8%. In January 2018, the maturity date was extended to June 30, 2018. This note is presently in default. As of September 30, 2019, this note had an aggregate of principal and accrued interest in the amount of $62,120.

The notes to our former CEO, Chris Bowers were in default December 31, 2018 when these notes were not extended. As of September 30, 2019, these notes had an aggregate of principal and accrued interest in the amount of $1,387,621. (see footnote 3 to the financial statements)

On May 31, 2018, we entered into a 12% interest bearing note agreement with Coolidge Capital LLC in the amount of $75,000; the note had a $4,500 original issue discount. It was also determined on the date of issue, that the note had $40,366 in derivative discount. The note had a maturity date of February 28, 2019. On February 11, 2019, Coolidge Capital LLC assigned the note to GHS Investments, LLC in a cash buy out approved by the Company, Coolidge Capital LLC and GHS Investments, LLC. The note is in default as of today. (see footnote 5 to the financial statements)

On May 22, 2018, we entered into a 12% interest bearing note agreement with JSJ Investments, Inc. in the amount of $75,000; the note has a $5,500 original issue discount. It was also determined at issue date, that the note had $69,500 in derivative discount. The note has a maturity date of May 22, 2019 and this note is in default. The Company may pay this note in full, together with any and all accrued and unpaid interest, plus any applicable pre-payment premium set forth in the agreement and subject to the terms of the agreement at any time on or prior to the date which occurs 180 days after the date of issue (Prepay Date). In the event the note is not prepaid in full on or before the Prepay Date, the note will incur a prepayment premium of 135% for the first 90 days, 140% from 91 days to 120 days, 145% from 121 days to 180 days and 150% until maturity date. The note has conversion rights at any time after the Prepay Date for its holder at a 40% discount to the lowest trading price during the previous twenty trading days to the date of a conversion notice. On December 3, 2018, JSJ Investments, Inc. exercised its right to convert $5,084 of the debt into 3,868,756 common shares of the Company Stock. This note had a balance of $69,916 and accrued interest in the amount of $5,551 as of December 31, 2018. It also had a $53,833 in unamortized debt discount. On February 12, 2019, JSJ Investments, Inc. assigned the note to GHS Investments, LLC in a cash buy out in an agreement approved by the Company, JSJ Investments, Inc. (JSJ) and GHS Investments, LLC (GHS). GHS assumed the note balance in the amount of $69,916 and paid JSJ $6,110 in accrued interest. GHS also paid $17,479 in penalty interest which was added to the principal balance of the note. Subsequent to GHS assuming the note, GHS has converted $69,910 of the note balance and $6,947 of accrued interest into common shares of the Company. The debt discount was reduced by $53,833 as a result of the conversion and amortization of the debt discount leaving no discount balance for the nine months ended September 30, 2019. As of September 30, 2019, the note had a balance of $17,485 with accrued interest in the amount of $1,407 and no debt discount balance. This note is in default.

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

Green EnviroTech Holdings Corp.

Date: November 14, 2019	By:	/s/ Gary DeLaurentiis
Gary DeLaurentiis
Principal Executive Officer

Green EnviroTech Holdings Corp.

Date: November 14, 2019	By:	/s/ Chris Smith
Chris Smith
Principal Financial Officer

